Form 10-Q
period 1999-03-20
PEPSI BOTTLING GROUP INC
filed 1999-05-12
CIK 1076405

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934 For the quarterly period ended March 20, 1999 (12 weeks)
                                           -------------------------

                                       OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934 For the transition period from     to
                                                   ----    ----
Commission file number  1-14893




                         THE PEPSI BOTTLING GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                           13-4038356
              --------                                           ----------
  (State or other jurisdiction of                                  (I.R.S.
  Employer incorporate or organization)                      Identification No.)

     One Pepsi Way, Somers, New York                                10589
     -------------------------------                                -----
(Address of principal executive offices)                         (Zip Code)

                                  914-767-6000
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES        NO   X
    ---        ---
Number of shares of Capital Stock outstanding as of April 17, 1999:
155,000,000





                         THE PEPSI BOTTLING GROUP, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I         Financial Information

    Item 1.    Financial Statements

               Condensed Combined Statements of Operations-
                    12 weeks ended March 21, 1998 and March 20, 1999       2

               Condensed Combined Statements of Cash Flows -
                    12 weeks ended March 21, 1998 and March 20, 1999       3

               Condensed Combined Balance Sheets -
                    December 26, 1998, March 20, 1999 and Pro Forma
                    March 20, 1999                                         4

               Notes to Condensed Combined Financial Statements            5-10

    Item 2.    Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                     11-16

    Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk                                            16

               Independent Accountants' Review Report                      17

Part II        Other Information and Signatures


    Item 6.    Exhibits and Reports on Form 8-K                            18

                         PART I - FINANCIAL INFORMATION
Item 1.
                         THE PEPSI BOTTLING GROUP, INC.
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                 in millions except per share amounts, unaudited

                                                             12 Weeks Ended
                                                          March 21,   March 20,
                                                            1998        1999
                                                          --------    --------

Net Revenues ..........................................   $ 1,340    $ 1,452
Cost of sales .........................................       777        835
                                                          -------    -------
Gross Profit ..........................................       563        617
Selling, delivery and administrative expenses .........       524        575
                                                          -------    -------
Operating Income                                               39         42
Interest expense, net                                          52         46
Foreign currency loss                                           -          1
                                                          -------    -------
Loss before income taxes ..............................       (13)        (5)

Income tax benefit ....................................        (7)        (2)
                                                          -------    -------
Net Loss ..............................................   $    (6)   $    (3)
                                                          =======    =======
Weighted Average Basic and Diluted Shares Outstanding          55         55

Basic and Diluted Loss Per Share ......................   $  (.11)   $  (.06)
Pro Forma Weighted Average Basic and Diluted
   Shares Outstanding (see note 8) ....................       155        155

Pro Forma Basic and Diluted Loss Per Share (see note 8)   $  (.03)   $  (.02)


       See accompanying notes to Condensed Combined Financial Statements.



                         THE PEPSI BOTTLING GROUP, INC.
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                             in millions, unaudited

                                                                                    12 Weeks Ended
                                                                                March 21,      March 20,
                                                                                  1998           1999
                                                                                --------       --------
Cash Flows - Operations
   Net loss..................................................................    $ (6)          $ (3)
   Adjustments to reconcile net loss to net cash provided by operations:
        Depreciation.........................................................      74             79
        Amortization.........................................................      27             29
        Deferred income taxes................................................      12             (1)
        Other non-cash charges and credits, net..............................      17             14

        Changes in operating working capital, excluding effects of acquisitions and dispositions;
          Trade accounts receivable..........................................      48            (17)
          Inventories........................................................     (34)           (15)
          Prepaid expenses, deferred income taxes and other current assets...     (11)           (12)
          Accounts payable and other current liabilities.....................     (95)             3
          Trade accounts payable to PepsiCo..................................      18            (14)
                                                                                ------         ------
        Net change in operating working capital .............................     (74)           (55)
                                                                                ------         ------
Net Cash Provided by Operations..............................................      50             63
                                                                                ------         ------
Cash Flows - Investments
   Capital expenditures......................................................     (77)           (82)
   Acquisitions of bottlers and investments in affiliates....................    (140)          (104)
   Other, net................................................................     (10)             3
                                                                                ------         ------
Net Cash Used by Investments.................................................    (227)          (183)
                                                                                ------         ------

Cash Flows - Financing
   Short-term borrowings - three months or less..............................      14              -
   Proceeds from third party debt............................................      38          3,300
   Replacement of PepsiCo allocated debt.....................................       -         (3,300)
   Payments of third party debt..............................................      (1)           (45)
   Increase in advances from PepsiCo.........................................     123            144
                                                                                ------         ------
Net Cash Provided by Financing...............................................     174             99
                                                                                ------         ------
Effect of Exchange Rate Changes on Cash and Cash Equivalents.................       -             (1)
                                                                                ------         ------
Net Decrease in Cash and Cash Equivalents....................................      (3)           (22)
Cash and Cash Equivalents - Beginning of Period..............................      86             36
                                                                                ------         ------

Cash and Cash Equivalents - End of Period....................................    $ 83           $ 14
                                                                                ======         ======
       See accompanying notes to Condensed Combined Financial Statements.





                         THE PEPSI BOTTLING GROUP, INC.
                        CONDENSED COMBINED BALANCE SHEETS
                        in millions, except share amounts
                                                                                          Pro Forma
                                                                              (Unaudited) (Unaudited)
                                                                    December    March 20,  March 20,
                                                                     26,1998      1999       1999
                                                                     -------     -------   -------
ASSETS                                                                                    (See note 8)
Current Assets
  Cash and cash equivalents ......................................   $    36     $   14    $    14

  Trade accounts receivable, less allowance of $46 and $49
        at December 26, 1998 and  March 20, 1999, respectively ...       808        821        821
  Inventories ....................................................       296        312        312
  Prepaid expenses, deferred income taxes and other current assets       178        190        183
                                                                     -------    -------    -------
         Total Current Assets ....................................     1,318      1,337      1,330

Property, plant and equipment, net ...............................     2,055      2,078      2,078
Intangible assets, net ...........................................     3,806      3,854      3,854
Other assets .....................................................       143        145        185
                                                                     -------    -------    -------
          Total Assets ...........................................   $ 7,322    $ 7,414    $ 7,447
                                                                     =======    =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable and other current liabilities ..................   $   890    $   887    $   887
 Trade accounts payable to PepsiCo ...............................        23         12         12
 Short-term borrowings ...........................................       112        106          -
                                                                     -------    -------    -------
          Total Current Liabilities ..............................     1,025      1,005        899

Allocation of PepsiCo long-term debt .............................     3,300          -          -
Long-term debt due to third parties ..............................        61      3,322      3,300
Other liabilities ................................................       367        363        363
Deferred income taxes ............................................     1,202      1,217      1,136
Minority interest ................................................         -          -        254
Advances from PepsiCo ............................................     1,605      1,734          -
                                                                     -------    -------    -------
          Total Liabilities ......................................     7,560      7,641      5,952


Shareholders' Equity
   Common stock, par value $.01 per share:
      Authorized 300,000,000 shares, issued 55,000,000
       Shares (pro forma issued 155,000,000 shares)                        -          -          2

   Additional paid in capital                                              -          -      1,720

   Accumulated comprehensive loss ................................      (238)      (227)      (227)
                                                                     -------    -------    -------
          Total Shareholders' Equity .............................      (238)      (227)     1,495
                                                                     -------    -------    -------
              Total Liabilities and Shareholders' Equity .........   $ 7,322    $ 7,414    $ 7,447
                                                                     =======    =======    =======
       See accompanying notes to Condensed Combined Financial Statements.


                         THE PEPSI BOTTLING GROUP, INC.
                                    unaudited
               tabular dollars in millions, except per share data

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
     The Pepsi Bottling Group, Inc. consists of bottling operations located in the United States, Canada, Spain, Greece and Russia. Prior to its formation, and for the periods presented, PBG was an operating unit of PepsiCo, Inc. PBG was incorporated in Delaware in January 1999 and, prior to its initial public offering and for the periods presented, PepsiCo owned all 55,000,000 shares of outstanding common stock.

     The accompanying Combined Financial Statements are presented on a carve-out basis and include the historical results of operations and assets and liabilities directly related to PBG and have been prepared from PepsiCo's historical accounting records. Certain estimates, assumptions and allocations were made in preparing such financial statements. Therefore, these financial statements may not necessarily be indicative of the results of operations, financial position or cash flows that would have existed had PBG been a separate, independent company.

     On March 31, 1999, 100,000,000 shares of PBG common stock were offered for sale at $23 per share in an initial public offering generating $2.2 billion in net proceeds, which were used to fund acquisitions and repay obligations to PepsiCo. Subsequent to the offering, PepsiCo continued to own 55,000,000 shares of common stock consisting of 54,912,000 shares of common stock and 88,000 shares of Class B common stock. PepsiCo's ownership represents 35.4% of the outstanding common stock and 100% of the outstanding Class B common stock together representing 43.5% of the voting power of all classes of PBG's voting stock. Subsequent to the offering, PepsiCo also owns 7.1% of the equity of Bottling Group, LLC, PBG's principal operating subsidiary, giving PepsiCo economic ownership of 40.0% of PBG's combined operations. The pro forma condensed combined financial information presented elsewhere in this document reflects the impact of the offering.

     The accompanying Condensed Combined Balance Sheet at March 20, 1999 and the Condensed Combined Statements of Operations and Cash Flows for the 12 weeks ended March 21, 1998 and March 20, 1999 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Combined Financial Statements should be read in conjunction with the audited combined financial statements for the year ended December 26, 1998 as presented in PBG's Registration Statement on Form S-1, which was declared effective on March 30, 1999. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

Note 2 -  Seasonality  of Business
     The results for the first quarter are not necessarily indicative of the results that may be expected for the full year because of business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation, amortization and interest, which are not significantly impacted by business seasonality.

Note 3 - Acquisitions
     During 1998 and 1999, PBG acquired the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from several independent PepsiCo franchise bottlers. These acquisitions were accounted for by the purchase method. During the first quarter of 1999, the following acquisitions occurred for an aggregate cash purchase price of $104 million:

          - Jeff Bottling Company, Inc. in New York in January.

          - Princetonco and Marionco with territories in Virginia and West Virginia in March.

During 1998, the following acquisitions occurred for an aggregate cash purchase price of $546 million:

          - The remaining 75% interest in our Russian bottling joint venture, Pepsi International Bottlers, LLC in February.

          - Gray Beverages,  Inc. in Canada in May.

          - Pepsi-Cola Allied Bottlers, Inc. in New York and Connecticut in November.

     The following table presents the first quarter 1998 unaudited pro forma combined results of PBG and the 1998 acquisitions noted above as if they had occurred at the beginning of fiscal year 1998. The performance results of the 1999 acquisitions have been excluded, as their impact on the financial statements was not significant. The pro forma information does not necessarily represent what the actual combined results would have been for the first quarter and is not intended to be indicative of future results.
                                                                March 21,
                                                                  1998
                                                                ---------

Net revenues.................................................    $ 1,396
                                                                 =======
Net loss.....................................................      $ (8)
                                                                 =======
Pro forma loss per share (see "Loss per Share" in note 8)....    $ (.05)
                                                                 =======




Note 4 - Inventories
                                                         December      March 20,
                                                         26, 1998        1999
                                                         --------      --------
Raw materials and supplies.........................      $   120       $   111
Finished goods.....................................          176           201
                                                         -------       -------
                                                         $   296       $   312
                                                         =======       =======


Note 5 - Property, Plant and Equipment, net
                                                         December      March 20,
                                                         26, 1998        1999
                                                         --------      --------

Land............................................         $   151       $   146
Buildings and improvements......................             813           832
Production and distribution equipment...........           1,989         1,987
Marketing equipment.............................           1,368         1,414
Other...........................................              95            90
                                                          -------       -------
                                                           4,416         4,469
Accumulated depreciation........................          (2,361)       (2,391)
                                                          -------       -------
                                                        $  2,055      $  2,078
                                                          =======       =======

Note 6 - Long-Term Debt and Interest Expense
                                                         December      March 20,
                                                         26, 1998        1999
                                                         --------      --------
5 5/8% notes due 2009...........................        $      -      $  1,300
5 3/8% notes due 2004...........................               -         1,000
7% notes due 2029...............................               -         1,000
Other...........................................             173           128
                                                         -------       -------
                                                             173         3,428
Less current maturities of long-term debt.......             112           106
                                                         -------       -------
                                                        $     61      $  3,322
                                                         =======       =======
Allocation of PepsiCo long-term debt............        $  3,300      $      -


     The $1.3 billion of 5 5/8% senior notes and the $1.0 billion of 5 3/8% senior notes were issued on February 9, 1999 by Bottling Group, LLC and are guaranteed by PepsiCo. PBG issued the 7% senior notes, which are guaranteed by Bottling Group, LLC, on March 8, 1999.

     First quarter 1999 interest expense was determined using $3.3 billion of allocated debt and PepsiCo's weighted average interest rate of 5.75% until the above PBG debt was issued. Once issued, the actual PBG interest rates were used to determine interest expense for the remainder of the period. First quarter 1998 interest expense was calculated using $3.3 billion of allocated debt and PepsiCo's weighted average interest rate of 6.4%.


Note 7 - Comprehensive Income (Loss)
                                                               12 Weeks Ended
                                                           March 21,   March 20,
                                                             1998         1999
                                                           --------    --------
Net Loss ...............................................     $  (6)     $  (3)
Currency translation adjustment ........................        (1)        11
                                                            -------    -------

Comprehensive Income (Loss) ............................     $  (7)     $   8
                                                            =======    =======

Note 8 - Pro Forma Financial Information
     The following table sets forth the Pro Forma Condensed Combined Statements of Operations reflecting the offering adjustments described below:

                                                               12 Weeks Ended
                                                           March 21,   March 20,
                                                             1998        1999
                                                           --------    --------
Net revenues ...........................................   $ 1,340    $ 1,452
Cost of sales ..........................................       777        835
                                                           -------    -------
Gross profit ...........................................       563        617
Selling, delivery and administrative expenses ..........       524        575
                                                           -------    -------
Operating income .......................................        39         42
Interest expense, net ..................................        46         46
Foreign currency loss ..................................         -          1
                                                           -------    -------

Loss before income taxes and minority interest .........        (7)        (5)
Income tax benefit .....................................        (4)        (2)
                                                           -------    -------
Net loss before minority interest ......................        (3)        (3)
Minority interest ......................................        (1)        (1)
                                                           -------    -------
Net loss ...............................................   $    (4)   $    (4)
                                                           =======    =======

Basic and diluted loss per share .......................   $ (0.03)   $ (0.02)
                                                           =======    =======
Weighted average shares outstanding ....................       155        155

Refinancing
     On February 9, 1999, Bottling Group, LLC issued $2.3 billion of debt. The debt, which is guaranteed by PepsiCo, consists of $1.0 billion of 5 3/8% senior notes due 2004 and $1.3 billion of 5 5/8% senior notes due 2009. On March 8, 1999, PBG issued $1.0 billion of 7% senior notes, due 2029, which are guaranteed by Bottling Group, LLC. In addition, PBG incurred $40 million of deferred financing costs in conjunction with the issuance of this debt.

     The Pro Forma Condensed Statements of Operations for the 12 weeks ended March 21, 1998 and March 20, 1999 reflect PBG's weighted average interest rate of 6.1% on the debt described above as if the debt had been outstanding from the first day of the periods presented.

Minority Interest
     In connection with the formation of PBG and Bottling Group, LLC, PepsiCo contributed bottling businesses and assets used in the bottling businesses to PBG which will be held by Bottling Group, LLC. As a result of the contribution of the assets, PBG owns 92.9% of Bottling Group, LLC and PepsiCo owns the remaining 7.1%. Accordingly, the pro forma financial information reflects PepsiCo's share of combined net income as minority interest on the Pro Forma Condensed Combined Statements of Operations and PepsiCo's share of combined net assets of Bottling Group, LLC as minority interest on the Condensed Combined Balance Sheet.

Loss per Share
     PBG's historical capital structure is not representative of its current structure due to PBG's initial public offering that became effective on April 6, 1999. Immediately preceding the offering, PBG had 55 million shares of common stock outstanding. In connection with the offering, 100 million shares were sold to the public generating $2.2 billion of net proceeds, which were used to fund acquisitions and repay obligations to PepsiCo. The pro forma information contained in the Condensed Combined Balance Sheet has been adjusted to reflect the offering and the Pro Forma Condensed Combined Statements of Operations have been adjusted to reflect the 155 million shares of common stock as if this stock had been outstanding for the entire 12 week periods in 1998 and 1999.

Note 9 - Supplemental Cash Flow Information

                                                             12 Weeks Ended
                                                         March 21,     March 20,
                                                            1998          1999
                                                         --------      --------
Liabilities incurred and/or assumed in connection with
   acquisitions of bottlers.............................   $ 22          $ 16
Interest paid to third parties..........................   $  5          $  2

     Amounts paid to third parties for income taxes were not significant in the periods presented.

Note 10 - Subsequent Events
     In connection with the consummation of the offering, substantially all non-vested PepsiCo stock options held by PBG employees vested. As a result, PBG will incur a non-cash compensation charge in the second quarter equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date. We currently estimate this non-cash charge to be approximately $50 million.

     PBG acquired the St. Petersburg, Russia territory from Whitman Corporation on March 31, 1999 and Leader Beverage Corporation, an independent PepsiCo bottler with territories in Connecticut, on April 16, 1999 for an aggregate purchase price of $72 million in cash and debt. These acquisitions will be accounted for by the purchase method. The purchase price has been preliminarily allocated to the estimated fair value of the assets acquired and liabilities assumed. Franchise rights, goodwill and other intangible assets that will be recorded in connection with this acquisition will be amortized over 40 years.

     In April, PBG entered into a $500 million commercial paper program that is supported by a credit facility. The credit facility consists of two $250 million components, one of which is one year in duration and the other of which is five years in duration.

     On April 26, 1999, the Board of Directors of PBG declared a quarterly dividend of $.02 per share. The dividend is payable on June 30, 1999 to PBG shareholders of record on June 16, 1999.

Note 11 - New Accounting Standards
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts which are collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. PBG is currently assessing the effects of adopting SFAS 133, and has not yet made a determination of the impact on its financial position or results of operations. SFAS 133 will be effective for PBG's first quarter of fiscal year 2000.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Business
     PBG is the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages, accounting for 55% of the Pepsi-Cola beverages sold in the United States and Canada and 32% worldwide. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states, the District of Columbia, eight Canadian provinces, Spain, Greece and Russia. Approximately 92% of our annual volume is sold in the United States and Canada.

General
     Management's discussion and analysis should be read in conjunction with PBG's Condensed Combined Financial Statements and accompanying footnotes along with the cautionary statements at the end of this section.
     Management believes that constant territory performance results are better indicators of operating trends and performance. Constant territory operating results are achieved by adjusting 1999 results to exclude 1999 acquisitions and 1998 results to include the results of 1998 acquisitions as if they had occurred on the first day of fiscal year 1998. The results for the 12 week periods ended March 21, 1998 and March 20, 1999 are presented both on an as reported and constant territory basis.

Results of Operations
---------------------

Overview

     EBITDA, which is computed as operating income plus the sum of depreciation and amortization, is a key indicator management and the industry use to evaluate our operating performance. On a reported basis, first quarter EBITDA was $150 million, a 7% increase over the comparable period in 1998. On a constant territory basis, EBITDA grew 5% which was ahead of our expectations for the first quarter indicating that we are on track to deliver our anticipated growth of 8-10% for full year 1999.

     In line with our strategy to be a key consolidator of PepsiCo's bottling system, 1999 results are impacted by the 1998 acquisitions of Gray Beverages, Inc. in Canada, Pepsi-Cola Allied Bottlers, Inc. in New York and Connecticut and Pepsi International Bottlers, LLC in Russia. In addition, in February 1999 PBG acquired Jeff Bottling Company, Inc. in New York and in March 1999 PBG acquired Princetonco and Marionco, whose territories are in Virginia and West Virginia.

EBITDA
                                                                     Constant
                                                      Reported      Territory
                                                       Change         Change
                                                       ------         ------
  Growth.......................................           7%             5%

     EBITDA is used by management as an important indicator of operating performance. It is not, however, required under GAAP and should not be considered an alternative to measurements required by GAAP such as net income or cash flows.

     On a constant territory basis, the growth in EBITDA reflects a 4% growth in North America volume, a modest increase in revenue per physical case, favorable raw material costs and reduced operating losses in Russia. These positive factors were partially offset by a one-time $6 million cash cost incurred to eliminate PBG's previous practice of collecting deposits on plastic shells used to carry our product to market.

Volume
                                                                      Constant
                                                       Reported      Territory
                                                        Change         Change
                                                        ------         ------
  North America................................           9%             4%
  Outside North America........................          (3%)          (13%)
  Total........................................           8%             3%

     Our worldwide physical case volume grew 8% on a reported basis and 3% on a constant territory basis. In North America, which includes the U.S. and Canada, constant territory volume increased 4% driven by solid growth in both the take home and cold drink channels of our business. Trademark Pepsi brands, driven by Pepsi One, contributed one point of growth while Mountain Dew and other flavored carbonated soft drinks contributed two points and Aquafina, Lipton and other alternative beverages contributed one point. Outside North America our volumes decreased 13% on a constant territory basis driven by the economic turmoil in Russia which began last August with the devaluation of the ruble.

Net Revenues
     Net Revenues for the quarter were $1,452 million, an 8% increase over the prior year. On a constant territory basis net revenues grew 4%. This increase was driven by strong North America volume growth and an approximate 1% increase in revenue per physical case driven largely by improved pricing and changes in channel and package mix in our North American business.

Cost of Sales
     Cost of sales as a percentage of net revenues improved by one-half point on a reported basis and one point on a constant territory basis to 57.5%. This improvement was driven by lower packaging costs partially offset by the February increase in North America concentrate prices.

Selling, delivery and administrative expenses
     Selling, delivery and administrative expenses as a percentage of net revenues grew seven tenths of a point to 39.6% on a constant territory basis. This primarily reflects increased selling and delivery costs resulting from an increase in our North American sales force and our continued program of heavy investment in vending machines and coolers, consistent with our long-term strategy to increase our presence in the cold drink segment of the industry in North America. These increases were partially funded through reduced general and administrative costs from effective leveraging of our North America cost structure and reduced operating costs in Russia as our cost structure benefited from our fourth quarter 1998 restructuring actions. In addition, 1999 expense also included a $6 million one-time cash cost for shell deposits.

Interest expense, net
     Interest expense decreased by $6 million to $46 million due to a lower weighted average interest rate, which went from 6.4% in the prior year to 5.9% in the current year.

Provision for Income Taxes
     PBG's full year forecasted tax rate for 1999 is 40% and this rate has been applied to first quarter results. This rate corresponds to an effective tax rate of 53.5% in 1998. The decrease of 13.5 points is primarily due to the reduced impact of fixed non-deductible permanent expenses on higher anticipated pretax income in 1999.

Liquidity and Capital Resources
-------------------------------

Cash Flows
     Net cash provided by operating activities increased 26% to $63 million reflecting favorable working capital cash flows resulting from the timing of cash payments on current liabilities.
     Net cash used by investments decreased from $227 million in the first quarter of 1998 to $183 million over the same period in 1999 mainly related to the timing of acquisitions, which were $36 million, or 26%, lower in the first quarter of 1999. However, capital expenditures increased by $5 million, or 6%, driven by a 17% increase in North America as we continue to invest heavily in cold drink equipment and an 89% reduction in spending outside North America mainly in Russia where our existing infrastructure is adequate for current operations.
     Net cash provided by financing decreased by $75 million to $99 million for the first quarter 1999 mainly due to 1998 borrowings in Russia related to the purchase of Pepsi International Bottlers LLC, which was paid down in the first quarter of 1999.

Euro
----
     On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between existing currencies and one common currency, the Euro. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and existing currencies will be withdrawn from circulation. Spain is one of the member countries that instituted the Euro and we have established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, such as vending machines, to accommodate Euro-denominated transactions and the impact of one common currency on cross-border pricing. Since financial systems and processes currently accommodate multiple currencies, we do not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency may have on pricing, costs and the resulting impact, if any, on the financial condition or results of operations.

Year 2000
---------
     Many computerized systems and microprocessors that are embedded in a variety of products used by PBG have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. We have established teams to identify and correct Year 2000 issues. We have engaged IBM to help set testing strategy and complete some of the offsite remediation. Information technology systems with non-compliant code are expected to be modified or replaced with systems that are Year 2000 compliant. Similar actions are being taken with respect to systems embedded in manufacturing and other facilities. The teams are also charged with investigating the Year 2000 readiness of suppliers, customers and other third parties and with developing contingency plans where necessary.

     Key information technology systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are well underway with approximately 91% of the systems already compliant. This percentage is expected to increase to 97% in the second quarter and 100% in the third quarter. Inventories and assessments of systems embedded in manufacturing and other facilities are in progress and are expected to be complete by year-end; remediation began in the fourth quarter of 1998 with a mid-year 1999 target completion date. Independent consultants are monitoring progress against remediation programs and performing tests at certain key locations. In addition, senior management and the board of directors are also monitoring the progress of the remediation programs.

     Our most significant exposure arises from our dependence on high volume transaction processing systems, particularly for production scheduling, inventory cost accounting, purchasing, customer billing and collection, and payroll. We anticipate that any corrective actions to these applications will be completed by the end of the second quarter.

     We have contacted the key suppliers that are critical to our production processes. There are approximately 150 key suppliers, all of whom responded to our initial request for information about their remediation plans. We are now in the process of visiting the 60 suppliers we have identified as presenting the greatest risk and we have already visited 37 of them. These suppliers have been selected either because of our dependence on them or because of concerns regarding their remediation plans. To date we have not identified any key suppliers who will not be Year 2000 compliant. We will, however, develop contingency plans for the non-compliance of key suppliers. We have also contacted significant customers and PepsiCo joint venture partners who manufacture certain Lipton and Starbucks products that we sell and have begun to survey their Year 2000 remediation programs. Risk assessment and contingency plans, where necessary, will be finalized in the second quarter.

     Costs directly related to Year 2000 issues are estimated to be $56 million, of which $3 million was spent in the first quarter of 1999, $26 million and $7 million in full year 1998 and 1997, respectively. We have redeployed approximately 160 employees to support this work, as well as engaged over 100 independent contractors. Approximately one-half of the total estimated spending represents costs to modify existing systems, which includes the inventory, assessment, remediation, and testing and rollout phases. The remaining dollars represent spending for the development, testing and rollout of new systems to replace older, non-compliant applications. This estimate assumes that we will not incur any costs on behalf of our suppliers, customers or other third parties. These costs will not necessarily increase our normal level of spending on information technology, due to the deferral of other projects to enable us to focus on Year 2000 remediation.

     Contingency plans for Year 2000 related interruptions are being developed and will include, but not be limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacement of electronic applications with manual processes, identification of alternative suppliers and an increase in raw material and finished goods inventory levels. All plans are expected to be completed by the end of the second quarter.

     In light of the foregoing, we do not currently anticipate that we will experience a significant disruption to our business as a result of the Year 2000 issue. Our most likely potential risk is a temporary inability of suppliers to provide supplies of raw materials or customers to pay on a timely basis. We typically experience below average sales in January due to the seasonality of our business. In addition, we are not dependent on any single supplier location or PBG location for a critical commodity or product. Consequently we believe that in a worst case scenario any supply disruption can be minimized by drawing down inventories or increasing production at unaffected plants with some increase in distribution costs. We are testing electronic billing and payment systems during 1999 as part of our overall Year 2000 strategy and will work with customers that experience disruptions that might impact payment to us.

     Our Year 2000 efforts are ongoing and our overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While we anticipate no major interruption to our business activities, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect us and third parties, including suppliers and customers. For example, lack of readiness by electrical and water utilities and other providers of general infrastructure such as rail transportation, could, in some geographic areas, pose significant impediments to our ability to carry on normal operations in the area affected. Accordingly, while we believe our actions in this regard should have the effect of lessening Year 2000 risks, we are unable to estimate such risks or to estimate the ultimate Year 2000 risks on our operations.

Cautionary Statements
---------------------

     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute `forward looking statements' as defined by the Private Securities Litigation Reform Act of 1995. These `forward looking statements' are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, material changes in expected levels of marketing support payments from PepsiCo, Inc., an inability to meet projections for performance in newly acquired territories, unexpected costs and business risks associated with Year 2000 compliance by PBG, its customers and/or suppliers, unexpected costs associated with conversion to the common European currency and unfavorable interest rate and currency fluctuations. We caution that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on pages eleven to eighteen of PBG's Registration Statement on Form S-1, which was declared effective on March 30, 1999.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no material changes to the disclosures made on this matter in our Registration Statement on Form S-1, which was declared effective on March 30, 1999.

                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors
The Pepsi Bottling Group, Inc.

We have reviewed the accompanying condensed combined balance sheet of The Pepsi Bottling Group, Inc. as of March 20, 1999 and the related condensed combined statements of operations and cash flows for the twelve weeks ended March 21, 1998 and March 20, 1999. These condensed combined financial statements are the responsibility of The Pepsi Bottling Group, Inc.'s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed combined financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of The Pepsi Bottling Group, Inc. as of December 26, 1998, and the related combined statements of operations, cash flows and accumulated other comprehensive loss for the fifty-two week period then ended not presented herein; and in our report dated March 8, 1999, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying condensed combined balance sheet as of December 26, 1998, is fairly presented, in all material respects, in relation to the combined balance sheet from which it has been derived.


KPMG LLP



New York, New York
April 14, 1999

                   PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  (a)  Exhibits

                       See Index to Exhibits on page 20.

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                                  THE PEPSI BOTTLING GROUP, INC.
                                                  ------------------------------
                                                                    (Registrant)






Date: May 12, 1999                                             Peter A. Bridgman
------------------                                             -----------------
                                                       Senior Vice President and
                                                                      Controller






Date: May 12, 1999                                                John T. Cahill
------------------                                                --------------
                                                    Executive Vice President and
                                                         Chief Financial Officer

                                INDEX TO EXHIBITS
                                   ITEM 6 (a)



EXHIBITS

Exhibit 27.1               Financial Data Schedule 12 weeks ended March 20, 1999


Exhibit 27.2               Financial Data Schedule 12 weeks ended March 21, 1998