Form 10-K
period 1999-12-25
PEPSI BOTTLING GROUP INC
filed 2000-03-23
CIK 1076405

                                                                     NO. 1-14893

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT
          Pursuant to Section 13 of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 25, 1999

                         THE PEPSI BOTTLING GROUP, INC.
                                  ONE PEPSI WAY
                             SOMERS, NEW YORK 10589
                                 (914) 767-6000

INCORPORATED IN DELAWARE                                 13-4038356
(JURISDICTION OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

                            -------------------------

              SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                                       NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                   ON WHICH REGISTERED
                  -------------------                   -------------------
Common Stock, par value $.01 per share                New York Stock Exchange
7% Series B Senior Notes due 2029                     New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934: NONE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES X    NO

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

                  THE NUMBER OF SHARES OF THE PEPSI BOTTLING GROUP, INC. CAPITAL STOCK OUTSTANDING AS OF MARCH 10, 2000 WAS 148,370,179. THE AGGREGATE MARKET VALUE OF THE PEPSI BOTTLING GROUP, INC. CAPITAL STOCK HELD BY NON-AFFILIATES OF THE PEPSI BOTTLING GROUP, INC. AS OF MARCH 10, 2000 WAS $1,849,784,156.

DOCUMENTS OF WHICH PORTIONS          PARTS OF FORM 10-K INTO WHICH PORTION OF
ARE INCORPORATED BY REFERENCE        DOCUMENTS ARE INCORPORATED

ANNUAL REPORT TO SHAREHOLDERS                            I, II

PROXY STATEMENT FOR THE PEPSI
BOTTLING GROUP, INC.
MAY 24, 2000 ANNUAL MEETING OF
SHAREHOLDERS                                              III

                                     PART I
ITEM 1.   BUSINESS

INTRODUCTION

     The Pepsi Bottling Group, Inc. ("PBG") was incorporated in Delaware in January, 1999 as a wholly-owned subsidiary of PepsiCo, Inc. ("PepsiCo") to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. At February 22, 2000, PepsiCo's ownership represented 36.9% of the outstanding common stock and 100% of the outstanding Class B common stock together representing 45.0% of the voting power of all classes of PBG's voting stock. PepsiCo also owns 7.1% of the equity of Bottling Group, LLC, PBG's principal operating subsidiary, giving PepsiCo economic ownership of 41.4% of PBG's combined operations. We refer to our publicly traded common stock as "Common Stock" and together with our Class B common stock as our "Capital Stock". When used in this Report, "PBG," "we," "us" and "our" each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC, which we refer to as "Bottling LLC."

PRINCIPAL PRODUCTS

     PBG is the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. Pepsi-Cola beverages sold by us include PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, LIPTON BRISK, LIPTON'S ICED TEA, 7UP outside the U.S., PEPSI MAX, PEPSI ONE, SLICE, MUG, AQUAFINA, STARBUCKS FRAPPUCCINO and KAS. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states, the District of Columbia, eight Canadian provinces, Spain, Greece and Russia. In some of our territories, we also have the right to manufacture, sell and distribute soft drink products of other companies, including DR PEPPER and 7UP in the U.S. Approximately 91% of our volume is sold in North America, which consists of the United States and Canada, and the remaining 9% is sold in Spain, Greece and Russia. We have an extensive distribution system in North America. In Russia, Spain and Greece, we use a combination of direct store distribution and distribute through wholesalers, depending on local marketplace considerations.

RAW MATERIALS AND OTHER SUPPLIES

     PBG purchases its concentrate to manufacture Pepsi-Cola beverages and other soft drink products from PepsiCo and other soft-drink companies.

     In addition to concentrates, we purchase sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials and carbon dioxide. We generally purchase our raw materials, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of such raw materials. The Pepsi beverage agreements provide that, with respect to the soft drink products of PepsiCo, all authorized containers, closures, cases, cartons and other packages and labels may be purchased only from manufacturers approved by PepsiCo. There are no materials or supplies used by PBG which are currently in short supply. The supply or cost of specific materials could be adversely affected by price changes, strikes, weather conditions, governmental controls or other factors.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

     Our portfolio of beverage products includes some of the best recognized trademarks in the world and include PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, LIPTON BRISK, LIPTON'S ICED TEA, 7UP outside the U.S., PEPSI MAX, PEPSI ONE, SLICE, MUG, AQUAFINA, STARBUCKS FRAPPUCCINO and

KAS. The majority of our volume is derived from brands licensed from PepsiCo or PepsiCo joint ventures. In some of our territories, we also have the right to manufacture, sell and distribute soft drink products of other companies, including DR PEPPER and 7UP in the U.S.

     PBG conducts its business primarily under agreements with PepsiCo. These agreements give us the exclusive right to market, distribute, and produce beverage products of PepsiCo in authorized containers in specified territories.

     Set forth below is a description of the Pepsi beverage agreements and other bottling agreements to which we are a party.

     Terms of the Master Bottling Agreement. The master bottling agreement under which we manufacture, package, sell and distribute the cola beverages bearing the PEPSI-COLA and PEPSI trademarks was entered into in March 1999. The master bottling agreement gives us the exclusive and perpetual right to distribute cola beverages for sale in specified territories in authorized containers of the nature currently used by us. The master bottling agreement provides that we will purchase our entire requirements of concentrates for the cola beverages from PepsiCo at prices, and on terms and conditions, determined from time to time by PepsiCo. PepsiCo may determine from time to time what types of containers to authorize for use by us. PepsiCo has no rights under the master bottling agreement with respect to the prices at which we sell our products.

     Under the master bottling agreement we are obligated to:

         (1) maintain such plant and equipment, staff, and distribution and vending facilities that are capable of manufacturing, packaging and distributing the cola beverages in sufficient quantities to fully meet the demand for these beverages in our territories;

         (2) undertake adequate quality control measures prescribed by PepsiCo;

         (3) push vigorously the sale of the cola beverages in our territories;

         (4) increase and fully meet the demand for the cola beverages in our territories;

         (5) use all approved means and spend such funds on advertising and other forms of marketing beverages as may be reasonably required to meet the objective; and

         (6) maintain such financial capacity as may be reasonably necessary to assure performance under the master bottling agreement by us.

     The master bottling agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, including the introduction of any new beverage product or any change in the geographic area in which existing beverage products are distributed, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the master bottling agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 1999, PepsiCo approved our annual plan.

     If we carry out our annual plan in all material respects, we will be deemed to have satisfied our obligations to push vigorously the sale of the cola beverages and to increase and fully meet the demand for the cola beverages in our territories and to maintain the financial capacity required under the master bottling agreement. Failure to present a plan or carry out approved plans in all material respects would constitute an event of default that, if not cured within 120 days of notice of the failure, would give PepsiCo the right to terminate the master bottling agreement.

     If we present a plan that PepsiCo does not approve, such failure shall constitute a primary consideration for determining whether we have satisfied our obligations to maintain our financial capacity and to push vigorously the sale of the cola beverages and to increase and fully meet the demand for the cola beverages in our territories.

     If we fail to carry out our annual plan in all material respects in any segment of our territory, whether defined geographically or by type of market or outlet, and if such failure is not cured within six months of notice of the failure, PepsiCo may reduce the territory covered by the master bottling agreement by eliminating the territory, market or outlet with respect to which such failure has occurred.

     PepsiCo has no obligation to participate with us in advertising and marketing spending, but it may contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs that would require our cooperation and support. Although PepsiCo has advised us that it intends to continue to provide cooperative advertising funds, it is not obligated to do so under the master bottling agreement.

     The master bottling agreement provides that PepsiCo may in its sole discretion reformulate any of the cola beverages or discontinue them, with some limitations, so long as all cola beverages are not discontinued. PepsiCo may also introduce new beverages under the PEPSI-COLA trademarks or any modification thereof. If that occurs, we will be obligated to manufacture, package, distribute and sell such new beverages with the same obligations as then exist with respect to other cola beverages. We are prohibited from producing or handling cola products, other than those of PepsiCo, or products or packages that imitate, infringe or cause confusion with the products, containers or trademarks of PepsiCo. The master bottling agreement also imposes requirements with respect to the use of PepsiCo's trademarks, authorized containers, packaging and labeling.

     If we acquire control, directly or indirectly, of any bottler of cola beverages, we must cause the acquired bottler to amend its bottling appointments for the cola beverages to conform to the terms of the master bottling agreement.

     Under the master bottling agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell PEPSI trademarked cola beverages within a specific area--currently representing approximately 13.9% of PepsiCo's U.S. bottling system in terms of volume--if we have successfully negotiated the acquisition and, in PepsiCo's reasonable judgment, satisfactorily performed our obligations under the master bottling agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell PEPSI trademarked cola beverages outside of that specific area without PepsiCo's prior written approval.

     The master bottling agreement is perpetual, but may be terminated by PepsiCo in the event of our default. Events of default include:

         (1) our insolvency, bankruptcy, dissolution, receivership or the like;

         (2) any disposition of any voting securities of one of our bottling subsidiaries or substantially all of our bottling assets without the consent of PepsiCo;

         (3) our entry into any business other than the business of manufacturing, selling or distributing non-alcoholic beverages or any business which is directly related and incidental to such beverage business; and

         (4) any material breach under the contract that remains uncured for 120 days after notice by PepsiCo.

         An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of our voting securities without the consent of PepsiCo. As of February 22, 2000, AXA Financial, Inc., formerly known as The Equitable Companies Incorporated, and its parent, AXA Assurances I.A.R.D. Mutuelle (collectively, "AXA"), held 12.9% of our Common Stock and PepsiCo has consented to AXA acquiring up to 20% of our Common Stock. If the master bottling agreement is terminated, PepsiCo also has the right to terminate its other bottling agreements with us.

         We are prohibited from assigning, transferring or pledging the master bottling agreement, or any interest therein, whether voluntarily, or by operation of law, including by merger or liquidation, without the prior consent of PepsiCo.

         The master bottling agreement was entered into by us in the context of our separation from PepsiCo and, therefore, its provisions were not the result of arm's-length negotiations. Consequently, the agreement contains provisions that are less favorable to us than the exclusive bottling appointments for cola beverages currently in effect for independent bottlers in the United States.

         Terms of the Non-Cola Bottling Agreements. The beverage products covered by the non-cola bottling agreements are beverages licensed to us by PepsiCo, consisting of MOUNTAIN DEW, DIET MOUNTAIN DEW, SLICE, MUG root beer and cream soda and ALL SPORT. The non-cola bottling agreements contain provisions that are similar to those contained in the master bottling agreement with respect to pricing, territorial restrictions, authorized containers, planning, quality control, transfer restrictions, term, and related matters. Our non-cola bottling agreements will terminate if PepsiCo terminates our master bottling agreement. The exclusivity provisions contained in the non-cola bottling agreements would prevent us from manufacturing, selling or distributing beverage products which imitate, infringe upon, or cause confusion with, the beverage products covered by the non-cola bottling agreements. PepsiCo may also elect to discontinue the manufacture, sale or distribution of a non-cola beverage and terminate the applicable non-cola bottling agreement upon six months notice to us.

         We also have an agreement with PepsiCo granting us the exclusive right to distribute AQUAFINA in our territories. We have the right to manufacture AQUAFINA in certain locations depending on the availability of appropriate equipment. The distribution agreement contains provisions generally similar to those in the master bottling agreement as to use of trademarks, trade names, approved containers and labels and causes for termination. However, the distribution agreement does not prevent us from distributing other bottled waters. The distribution agreement is for a limited term. Prior to the expiration of this term, PepsiCo and PBG will negotiate a renewal agreement.

         Terms of the Master Syrup Agreement. The master syrup agreement grants us the exclusive right to manufacture, sell and distribute fountain syrup to local customers in our territories. The master syrup agreement also grants us the right to act as a manufacturing and delivery agent for national accounts within our territories that specifically request direct delivery, without using a middleman. In addition, PepsiCo may appoint us to manufacture and deliver fountain syrup to national accounts that elect delivery through independent distributors. Under the master syrup agreement, we will have the exclusive right to service fountain equipment for all of the national account customers within our territories. The master syrup agreement provides that the determination of whether an account is local or national is in the sole discretion of PepsiCo.

     The master syrup agreement contains provisions that are similar to those contained in the master bottling agreement with respect to pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The master syrup agreement has an initial term of five years and is automatically renewable for additional five year periods unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the master syrup agreement without cause at the conclusion of the initial five year period or at any time during a renewal term upon twenty-four months notice. In the event PepsiCo terminates the master syrup agreement without cause, PepsiCo is required to pay us the fair market value of our rights under such agreement.

     Our master syrup agreement will terminate if PepsiCo terminates our master bottling agreement.

     Terms of Other U.S. Bottling Agreements. The bottling agreements between us and other licensors of beverage products, including Cadbury Schweppes plc-- for DR PEPPER, 7UP, SCHWEPPES and CANADA DRY, the Pepsi/Lipton Tea Partnership-- for LIPTON BRISK and LIPTON'S ICED TEA and the North American Coffee Partnership--for STARBUCKS FRAPPUCCINO, contain provisions generally similar to those in the master bottling agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations, and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

     Terms of the Country Specific Bottling Agreements. The country specific bottling agreements contain provisions similar to those contained in the master bottling agreement and the non-cola bottling agreements and, in Canada, the master syrup agreement with respect to authorized containers, planning, quality control, transfer restrictions, causes for termination and related matters. These bottling agreements differ from the master bottling agreement because, except for Canada, they include both fountain syrup and non-fountain beverages. These bottling agreements also differ from the master bottling agreement with respect to term and contain certain provisions that have been modified to reflect the laws and regulations of the applicable country. For example, the bottling agreements in Spain do not contain a restriction on the sale and shipment of Pepsi-Cola beverages into our territory by others in response to unsolicited orders.

SEASONALITY

     Our peak season is the warm summer months beginning with Memorial Day and ending with Labor Day. Approximately 90% of our operating income is typically earned during the second and third quarters. Over 75% of cash flow from operations is typically generated in the third and fourth quarters.

COMPETITION

     The carbonated soft drink market and the non-carbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label soft drinks sold in chain stores. We compete primarily on the basis of advertising and marketing programs to create brand awareness, price and price promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. We believe that brand recognition, availability and consumer and customer goodwill are primary factors affecting our competitive position.

GOVERNMENTAL REGULATION APPLICABLE TO PBG

     Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies as well as foreign government entities. As a producer of food products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations, including, in the United States, those of the federal Food, Drug and Cosmetic Act. The operations of our production and distribution facilities are subject to various federal, state and local environmental laws. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act and laws relating to the maintenance of fuel storage tanks. We believe that our current legal and environmental compliance programs adequately address such concerns and that we are in substantial compliance with applicable laws and regulations. We do not anticipate making any material expenditures in connection with environmental remediation and compliance. However, compliance with, or any violation of, current and future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business, financial condition and results of operations.

     Bottle and Can Legislation

     In all but a few of our United States and Canadian markets, we offer our bottle and can beverage products in non-returnable containers. Legislation has been enacted in certain states and Canadian provinces where we operate that generally prohibits the sale of certain beverages unless a deposit is charged for the container. These include Connecticut, Delaware, Maine, Massachusetts, Michigan, New York, Oregon, California, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia and Quebec.

     Maine, Massachusetts and Michigan have statutes that require us to pay all or a portion of unclaimed container deposits to the state and California imposes a levy on beverage containers to fund a waste recovery system.

     In addition to the Canadian deposit legislation described above, Ontario, Canada currently has a regulation requiring that 30% of all soft drinks sold in Ontario be bottled in refillable containers. This regulation is currently being reviewed by the Ministry of the Environment.

     The European Commission has issued a packaging and packing waste directive which is in the process of being incorporated into the national legislation of the member states. This will result in targets being set for the recovery and recycling of household, commercial and industrial packaging waste and impose substantial responsibilities upon bottlers and retailers for implementation.

     We are not aware of similar material legislation being proposed or enacted in any other areas served by us. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

     Soft Drink Excise Tax Legislation

     Specific soft drink excise taxes have been in place in certain states for several years. The states in which we operate that currently impose such a tax are West Virginia, Arkansas, North Carolina, South Carolina, Tennessee and, with respect to fountain syrup only, Washington. Although soft drink excise tax legislation is currently in place in North Carolina and South Carolina, new legislation has been enacted that phases out such taxes by the end of the year 2000 in North Carolina and 2002 in South Carolina.

     Value-added taxes on soft drinks vary in our territories located in Canada, Spain, Greece and Russia, but are consistent with the value-added tax rate for other consumer products.

     We are not aware of any material soft drink taxes that have been enacted in any other market served by us. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

     Trade Regulation

     As a manufacturer, seller and distributor of bottled and canned soft drink products of PepsiCo and other soft drink manufacturers in exclusive territories in the United States and internationally, we are subject to antitrust laws. Under the Soft Drink Interbrand Competition Act, soft drink bottlers operating in the United States, such as us, may have an exclusive right to manufacture, distribute and sell a soft drink product in a geographic territory if the soft drink product is in substantial and effective competition with other products of the same class in the same market or markets. We believe that there is such substantial and effective competition in each of the exclusive geographic territories in which we operate.

     California Carcinogen and Reproductive Toxin Legislation

     A California law requires that any person who exposes another to a carcinogen or a reproductive toxin must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all manufacturers of food products are confronted with the possibility of having to provide warnings due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. We have assessed the impact of the law and its implementing regulations on our beverage products and have concluded that none of our products currently require a warning under the law. We cannot predict whether or to what extent food industry efforts to minimize the law's impact on food products will succeed. We also cannot predict what impact, either in terms of direct costs or diminished sales imposition of the law may have.

EMPLOYEES

     As of December 25, 1999, we employed approximately 38,700 full-time workers, of whom approximately 35,000 were employed in North America. Approximately 10,500 of our full-time workers in North America are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

     For financial information on industry segments and operations in geographic areas, see Note 15 to PBG's Consolidated Financial Statements, found on page 48 of our Annual Report to Shareholders for the year ended December 25, 1999, which is incorporated herein by reference and is included as Exhibit 13 hereto.

ITEM 2.  PROPERTIES

     We operate 67 soft drink production facilities worldwide, of which 60 are owned and 7 are leased. Of PBG's 320 distribution facilities, 258 are owned and 62 are leased. We believe that our bottling, canning and syrup filling lines and our distribution facilities are sufficient to meet present needs.

     We also own or lease and operate approximately 18,000 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our soft drink products. We also own more than 1 million soft drink dispensing and vending machines.

     With a few exceptions, leases of plants in North America are on a long-term basis, expiring at various times, with options to renew for additional periods. Most international plants are leased for varying and usually shorter periods, with or without renewal options. We believe that our properties are in good operating condition and are adequate to serve our current operational needs.

ITEM 3.   LEGAL PROCEEDINGS

     From time to time we are a party to various litigation matters incidental to the conduct of our business. There is no pending or, to PBG's best knowledge, threatened legal proceeding to which we are a party that, in the opinion of management, is likely to have a material adverse effect on our future financial results.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information pertaining to the executive officers of PBG as of February 22, 2000:

CRAIG E. WEATHERUP, 54, is currently the Chairman of our Board and our Chief Executive Officer. Mr. Weatherup served on the Board of Directors of PepsiCo from 1996 until March 1999. Prior to becoming our Chairman and Chief Executive Officer, he served as Chairman and Chief Executive Officer of the Pepsi-Cola Company since July 1996. He was appointed President of the Pepsi-Cola Company in 1988, President and Chief Executive Office of Pepsi-Cola North America in 1991, and served as PepsiCo's president in 1996. Mr. Weatherup is also a director of Federated Department Stores, Inc. and Starbucks Corporation.

JOHN T. CAHILL, 42, is our Executive Vice President, Chief Financial Officer and a member of our Board of Directors. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996 he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 and held several other senior financial positions through 1996.

PETER A. BRIDGMAN, 47, is our Senior Vice President and Controller. Mr. Bridgman was Vice President and Controller of the Pepsi-Cola Company from 1992 to 1999, and had previously been Controller and Finance Director at Pepsi-Cola International.

ERIC J. FOSS, 41, is our Senior Vice President, U.S. Sales and Field Operations, a position he assumed in October 1999 after serving as our Senior Vice President, Sales and Field Marketing since March 1999. From 1994 to 1996 Mr. Foss was General Manager of Pepsi-Cola North America's Great West Business Unit. Mr. Foss joined Pepsi-Cola in 1982, and has held a variety of other field and headquarters-based sales, marketing and general management positions, including General Manager for the Central Europe Region for Pepsi-Cola International.

PAMELA C. MCGUIRE, 52, has been our Senior Vice President, General Counsel and Secretary since November 1998. Ms. McGuire joined PepsiCo in 1977 and served as Vice President and Division Counsel of Pepsi-Cola from 1989 to March 1998, when she was named Vice President and Associate General Counsel of the Pepsi-Cola Company.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Stock Trading Symbol - PBG.

         Stock Exchange Listings - PBG's Common Stock is listed on The New York Stock Exchange. Our Class B common stock is not publicly traded.

         Shareholders - At March 10, 2000, there were approximately 36,000 registered and beneficial shareholders of Common Stock. PepsiCo is the holder of all of the outstanding shares of Class B common stock.

         Dividend Policy - Quarterly cash dividends are usually declared in January, March, July and November and paid at the end of March, June, September and at the beginning of January. The dividend record dates for 2000 are expected to be March 10, June 9, September 8 and December 8.

         Cash Dividends Declared Per Share on Capital Stock:

Quarter                        1999

1                              NA
2                              $.02
3                              $.02
4                              $.02
                               ----
Total                          $.06

         Stock Prices - The high, low and closing prices for a share of PBG Common Stock on the New York Stock Exchange, as reported by Bloomberg Service, for the last three fiscal quarters of 1999 were as follows (in dollars):

  1999                        High                   Low               Close
  ----                        ----                   ---               -----
  First Quarter               NA                     NA                NA
  Second Quarter              24 1/8                 20                22
  Third Quarter               24 1/2                 18 15/16          19 7/8
  Fourth Quarter              19 3/16                15 13/16          16 1/8

          On December 22, 1999, PBG sold 234,000 shares of its Common Stock for $3.75 million to a defined contribution trust, which will hold such shares for the benefit of certain senior executives in connection with a one-time supplemental executive incentive compensation award under PBG's Executive Incentive Compensation Plan. This sale of Common Stock was effected through a private placement in accordance with Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

"Selected Financial and Operating Data" for the years 1995 through 1999, on page 54 of our Annual Report to Shareholders for the year ended December 25, 1999 is incorporated into this report by reference and is included as Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"Management's Financial Review" on pages 25 through 36 of PBG's Annual Report to Shareholders for the year ended December 25, 1999 is incorporated into this report by reference and is included as Exhibit 13 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

"Management's Financial Review -- Market Risks and Cautionary Statements" on pages 35 and 36 of our Annual Report to Shareholders for the year ended December 25, 1999 is incorporated herein by reference and is included as Exhibit 13 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of PBG and its subsidiaries are incorporated herein by reference to our Annual Report to Shareholders for the year ended December 25, 1999, included as Exhibit 13 hereto, at the pages indicated:

Consolidated Statements of Operations - Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997 (page 29)

Consolidated Statements of Cash Flows - Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997 (page 32)

Consolidated Balance Sheets - December 25, 1999 and December 26, 1998 (page 33)

Consolidated Statements of Changes in Shareholders' Equity - Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997 (page 37)

Notes to Consolidated Financial Statements (pages 38-51)

Report of Independent Auditors (page 53)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF PBG

         The name, age and background of each of the PBG's directors nominated for election are contained under the caption "Election of Directors" in PBG's Proxy Statement for its 2000 Annual Meeting of Shareholders and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, the executive officers of PBG are reported in Part I of this Report.

         Executive officers are elected by PBG's Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among our executive officers.

ITEM 11.   EXECUTIVE COMPENSATION

         Information on compensation of PBG's directors and executive officers is contained in PBG's Proxy Statement for its 2000 Annual Meeting of Shareholders under the captions "Directors' Compensation" and "Executive Compensation", respectively, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information on the number of shares of PBG Common Stock beneficially owned by each director and by all directors and officers as a group is contained under the captions "Ownership of Common Stock by Directors and Executive Officers" and "Stock Ownership of Certain Beneficial Owners" in PBG's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to certain transactions between PBG, PepsiCo and their affiliates and certain other persons is set forth under the caption "Certain Relationships and Related Transactions" in PBG's 2000 Proxy Statement, and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements. The following consolidated financial statements of PBG and its subsidiaries, included in our Annual Report to Shareholders for the year ended December 25, 1999, are incorporated by reference into Part II, Item 8 of this report:

         Consolidated Statements of Operations - Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997.

         Consolidated Statements of Cash Flows - Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997.

         Consolidated Balance Sheets - December 25, 1999 and December 26, 1998.

         Consolidated Statements of Changes in Shareholders' Equity - Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997.

         Notes to Consolidated Financial Statements.

         Report of Independent Auditors.

                  2. Financial Statement Schedule. The following financial statement schedule of PBG and its subsidiaries is included in this report on the page indicated:

                                                                             Page
                                                                            -----
Independent Auditors' Report on Schedule and Consent.........................F-2

Schedule II -  Valuation and Qualifying Accounts for the fiscal years ended
               December 25, 1999, December 26, 1998 and December 27,
               1997..........................................................F-3


                  3.       Exhibits

                    See Index to Exhibits on pages E-1 - E-3.

         (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, The Pepsi Bottling Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 3, 2000
                                            The Pepsi Bottling Group, Inc.


                                    By:     /s/ Craig E. Weatherup
                                            Craig E. Weatherup
                                            Chairman of the Board and Chief
                                            Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Pepsi Bottling Group, Inc. and in the capacities and on the date indicated.

SIGNATURE                    TITLE                                DATE
---------                    -----                                ----

/s/ Craig E. Weatherup       Chairman of the Board and            March 3, 2000
Craig E. Weatherup           Chief Executive Officer

/s/ John T. Cahill           Executive Vice President, Chief      March 3, 2000
John T. Cahill               Financial Officer and Director

/s/ Peter A. Bridgman        Senior Vice President and            March 3, 2000
Peter A. Bridgman            Controller (Principal Accounting
                             Officer)

/s/ Linda G. Alvarado        Director                             March 3, 2000
Linda G. Alvarado

/s/ Barry H. Beracha         Director                             March 3, 2000
Barry H. Beracha

/s/ Thomas W. Jones          Director                             March 3, 2000
Thomas W. Jones

/s/ Thomas H. Kean           Director                             March 2, 2000
Thomas H. Kean

/s/ Susan D. Kronick         Director                             March 3, 2000
Susan D. Kronick

/s/ Robert F. Sharpe, Jr.    Director                             March 3, 2000
Robert F. Sharpe, Jr.

/s/ Karl M. von der Heyden   Director                             March 3, 2000
Karl M. von der Heyden

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE

Independent Auditors' Report on Schedule and Consent.....................    F-2
Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 25, 1999, December 26, 1998
    and December 27, 1997................................................    F-3

              INDEPENDENT AUDITORS' REPORT ON SCHEDULE AND CONSENT

The Board of Directors and Shareholders
The Pepsi Bottling Group, Inc.:

Under date of January 25, 2000, we reported on the Consolidated Balance Sheets of The Pepsi Bottling Group, Inc., (the Company) as of December 25, 1999 and December 26, 1998, and the related Consolidated Statements of Operations, Cash Flows and Changes in Shareholders' Equity for each of the fiscal years in the three-year period ended December 25, 1999, which are incorporated by reference in this Form 10-K. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related financial statement schedule included in this Form 10-K. This financial statement schedule is the responsibility of Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to incorporation by reference in the registration statements (Nos. 333-79357, 333-79369, 333-79375, 333-79365, 333-80647) on Form S-8 of The Pepsi
Bottling Group, Inc. of our report, dated January 25, 2000, relating to the Consolidated Financial Statements of The Pepsi Bottling Group, Inc. as of December 25, 1999, and for each of the fiscal years in the three-year period ended December 25, 1999, and related schedule, which is incorporated by reference in the December 25, 1999 Annual Report on Form 10-K of The Pepsi Bottling Group, Inc.


/s/ KPMG LLP




New York, New York
March 21, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         THE PEPSI BOTTLING GROUP, INC.
                                  IN MILLIONS



                                                               ADDITIONS
                                                   -----------------------------------
                                    Balance At        Charged To     Charged To Other
                                    Beginning          Cost And        Accounts (a)                      Balance At End
     DESCRIPTION                    Of Period          Expenses                         Deductions (b)      Of Period
     -----------                    ----------        ----------     ----------------   ----------       ---------------
FISCAL YEAR ENDED

DECEMBER 25, 1999
    Allowance for losses on
      trade accounts
        receivable...........             $46               $ 6              $ 3           $ 7               $48

DECEMBER 26, 1998
    Allowance for losses on
      trade accounts
        receivable...........             $45               $13              $--           $12               $46

DECEMBER 27, 1997
    Allowance for losses on
      trade accounts
      receivable...............           $65               $ 6              $ 2           $28               $45

------------------------
(a)      Represents recoveries of amounts previously written off.
(b)      Charge off of uncollectable accounts.

                                INDEX TO EXHIBITS
                                  ITEM 14(a)(3)
EXHIBIT

3.1 Articles of Incorporation of The Pepsi Bottling Group, Inc., which is incorporated herein by reference from Exhibit 3.1 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291)

3.2 By-Laws of The Pepsi Bottling Group, Inc., which are incorporated herein by reference from Exhibit 3.2 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

3.3 Amendment to Articles of Incorporation of The Pepsi Bottling Group, Inc., which is incorporated herein by reference from
                  Exhibit 3.3 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

4.1 Form of common stock certificate, which is incorporated herein by reference from Exhibit 4 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

4.2 Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 5 3/8% Senior Notes due 2004 and $1,300,000,000 5 5/8% Senior Notes due 2009
                  incorporated herein by reference to Exhibit 10.9 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

4.3 First Supplemental Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., Bottling Group, LLC, PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, supplementing the Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc. and The Chase Manhattan Bank, as trustee is incorporated herein by reference to Exhibit 10.10 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

4.4 Indenture, dated as of March 8, 1999, by and among The Pepsi Bottling Group, Inc., as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Notes due 2029 which is incorporated herein by reference to Exhibit 10.14 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

4.5 U.S. $250,000,000 364 Day Credit Agreement, dated as of April 22, 1999 among The Pepsi Bottling Group, Inc., Bottling Group, LLC, The Chase Manhattan Bank, Bank of America National Trust and Savings Association, Citibank, N.A., Credit Suisse First Boston, UBS AG, Lehman Commercial Paper Inc., Royal Bank of Canada, Banco Bilbao Vizcaya, Deutsche Bank AG New York
                  Branch and/or Cayman Islands Branch, Fleet National Bank,
                  Hong Kong & Shanghai

                  Banking Corp., The Bank of New York, The Northern Trust Company, The Chase Manhattan Bank, as Agent, Chase Securities Inc. as Arranger and Nationsbanc Montgomery Securities LLC and Solomon Smith Barney Inc. as Co-Syndication Agents.

4.6 U.S. $250,000,000 5 Year Credit Agreement, dated as of April 22, 1999 among The Pepsi Bottling Group, Inc., Bottling Group, LLC, The Chase Manhattan Bank, Bank of America National Trust and Savings Association, Citibank, N.A., Credit Suisse First Boston, UBS AG, Lehman Commercial Paper Inc., Royal Bank of Canada, Banco Bilbao Vizcaya, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Fleet National Bank, Hong Kong & Shanghai Banking Corp., The Bank of New York, The Northern Trust Company, The Chase Manhattan Bank, as Agent, Chase Securities Inc. as Arranger and Nationsbanc Montgomery Securities LLC and Solomon Smith Barney Inc. as Co-Syndication Agents.

10.1 Form of Master Bottling Agreement, which is incorporated herein by reference from Exhibit 10.1 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291)

10.2 Form of Master Syrup Agreement, which is incorporated herein by reference from Exhibit 10.2 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291)

10.3 Form of Non-Cola Bottling Agreement, which is incorporated herein by reference from Exhibit 10.3 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291)

10.4 Form of Separation Agreement, which is incorporated herein by reference from Exhibit 10.4 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291)

10.5 Form of Shared Services Agreement, which is incorporated herein by reference from Exhibit 10.5 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291)

10.6 Form of Tax Separation Agreement, which is incorporated herein by reference from Exhibit 10.6 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

10.7 Form of Employee Programs Agreement, which is incorporated herein by reference from Exhibit 10.7 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

10.8              PBG Executive Income Deferral Plan.

10.9              PBG 1999 Long-Term Incentive Plan.

10.10             PBG Directors' Stock Plan.

10.11             PBG Stock Incentive Plan.

12                Statement re Computation of Ratios

13 The Pepsi Bottling Group, Inc. 1999 Annual Report to Shareholders (Pages 25 through 54)

21                Subsidiaries of PBG.

24                Copy of Power of Attorney.

27                Financial Data Schedule for PBG for the fiscal year ended
                  December 25, 1999.