Form 10-Q
period 2000-03-18
PEPSI BOTTLING GROUP INC
filed 2000-04-21
CIK 1076405

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
---
ACT OF 1934 For the quarterly period ended March 18, 2000 (12 weeks)
                                           -------------------------

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

Number of shares of Capital Stock outstanding as of April 14, 2000:
148,006,266



                         The Pepsi Bottling Group, Inc.
                                      Index

                                                                                 Page No.
                                                                                 --------

Part I                Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Statements of Operations -
                           12 weeks ended March 18, 2000 and March 20, 1999         2

                      Condensed Consolidated Statements of Cash Flows -
                           12 weeks ended March 18, 2000 and March 20, 1999         3

                      Condensed Consolidated Balance Sheets -
                           March 18, 2000 and December 25, 1999                     4

                      Notes to Condensed Consolidated Financial Statements          5-8

        Item 2.       Management's Discussion and Analysis of Results of
                           Operations and Financial Condition                       9-13

        Item 3.       Quantitative and Qualitative Disclosures About
                           Market Risk                                              13

                      Independent Accountants' Review Report                        14

Part II               Other Information and Signatures

        Item 6.       Exhibits                                                      15


                         PART I - FINANCIAL INFORMATION
     Item 1.
                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Operations
                (in millions except per share amounts, unaudited)

                                                                    12 Weeks Ended
                                                                    --------------
                                                                March 18,     March 20,
                                                                  2000          1999
                                                                  ----          ----

Net Revenues ...............................................     $ 1,545      $ 1,452
Cost of sales ..............................................         845          835
                                                                 -------      -------

Gross Profit ...............................................         700          617
Selling, delivery and administrative expenses ..............         625          575
                                                                 -------      -------

Operating Income ...........................................          75           42
Interest expense, net ......................................          45           46
Foreign currency loss ......................................           -            1
Minority interest ..........................................           3            -
                                                                  ------       ------

Income (loss) before income taxes ..........................          27           (5)
Income tax expense (benefit) ...............................          10           (2)
                                                                 -------      -------
Net Income (Loss) ..........................................     $    17      $    (3)
                                                                 =======      =======

Basic and Diluted Earnings (Loss) per Share ................     $  0.11      $ (0.06)

Weighted-Average Basic and Diluted Shares Outstanding ......         149           55

Pro Forma Basic and Diluted Earnings (Loss) per Share ......     $  0.11      $ (0.02)

Pro Forma Basic and Diluted Shares Outstanding (see note 6).         149          155


     See accompanying notes to Condensed Consolidated Financial Statements.


                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (in millions, unaudited)

                                                                                                 12 Weeks Ended
                                                                                                 --------------
                                                                                             March 18,       March 20,
                                                                                               2000            1999
                                                                                               ----            ----
    Cash Flows - Operations
       Net income (loss)..............................................................         $  17          $  (3)
       Adjustments to reconcile net income (loss) to net cash provided by operations:
            Depreciation..............................................................            76             79
            Amortization..............................................................            30             29
            Deferred income taxes.....................................................           (11)            (1)
            Other non-cash charges and credits, net...................................            33             25
            Changes in operating working capital, excluding effects of acquisitions;
              Trade accounts receivable...............................................            (8)           (17)
              Inventories.............................................................            (7)           (15)
              Prepaid expenses, deferred income taxes and other current assets........           (13)           (12)
              Accounts payable and other current liabilities..........................          (115)           (11)
                                                                                               -----          -----
            Net change in operating working capital ..................................          (143)           (55)
                                                                                               -----          -----

    Net Cash Provided by Operations...................................................             2             74
                                                                                               -----          -----
    Cash Flows - Investments
       Capital expenditures...........................................................           (85)           (82)
       Acquisitions of bottlers.......................................................             -           (104)
       Other, net.....................................................................            (4)            (8)
                                                                                               -----          -----
    Net Cash Used by Investments......................................................           (89)          (194)
                                                                                               -----          -----

    Cash Flows - Financing
       Short-term borrowings - three months or less...................................            19              -
       Proceeds from third-party debt.................................................             -          3,300
       Replacement of PepsiCo allocated debt..........................................             -         (3,300)
       Payments of third-party debt...................................................            (8)           (45)
       Dividend paid..................................................................            (3)             -
       Treasury stock transactions....................................................           (29)             -
       Increase in advances from PepsiCo..............................................             -            144
                                                                                               -----          -----

    Net Cash (Used) Provided by Financing.............................................           (21)            99
                                                                                               -----          -----

    Effect of Exchange Rate Changes on Cash and Cash Equivalents......................            (1)            (1)
                                                                                               -----          -----

    Net Decrease in Cash and Cash Equivalents.........................................          (109)           (22)
    Cash and Cash Equivalents - Beginning of Period...................................           190             36
                                                                                               -----          -----
    Cash and Cash Equivalents - End of Period.........................................         $  81          $  14
                                                                                               =====          =====
    Supplemental Cash Flow Information
    Third-party interest and income taxes paid........................................         $ 139          $   2
                                                                                               =====          =====

     See accompanying notes to Condensed Consolidated Financial Statements.

                         The Pepsi Bottling Group, Inc.
                      Condensed Consolidated Balance Sheets
                     (in millions, except per share amounts)

                                                                                   (Unaudited)
                                                                                      March        December
                                                                                    18, 2000       25, 1999
                                                                                    --------       --------
Assets
------
Current Assets
  Cash and cash equivalents................................................          $   81         $  190
  Trade accounts receivable, less allowance of $48 at
        March 18, 2000 and  December 25, 1999, respectively................             834            827
  Inventories..............................................................             298            293
  Prepaid expenses, deferred income taxes and other current assets.........             182            183
                                                                                     ------         ------
          Total Current Assets.............................................           1,395          1,493

Property, plant and equipment, net.........................................           2,224          2,218
Intangible assets, net.....................................................           3,784          3,819
Other assets...............................................................              80             89
                                                                                     ------         ------
          Total Assets.....................................................          $7,483         $7,619
                                                                                     ======         ======

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities
  Accounts payable and other current liabilities...........................          $  835         $  924
  Short-term borrowings....................................................              33             23
                                                                                     ------         ------
          Total Current Liabilities........................................             868            947

Long-term debt due to third parties........................................           3,268          3,268
Other liabilities..........................................................             406            385
Deferred income taxes......................................................           1,124          1,178
Minority interest..........................................................             281            278
                                                                                     ------         ------
          Total Liabilities................................................           5,947          6,056

Shareholders' Equity
   Common stock, par value $.01 per share:
       Authorized 300 shares, issued 155 shares............................               2              2
   Additional paid-in capital..............................................           1,736          1,736
   Retained earnings.......................................................             152            138
   Accumulated other comprehensive loss....................................            (236)          (223)
   Treasury stock: 7 shares and 5 shares at March 18, 2000 and December 25,
      1999, respectively...................................................            (118)           (90)
                                                                                     ------         ------
          Total Shareholders' Equity.......................................           1,536          1,563
                                                                                     ------         ------
           Total Liabilities and Shareholders' Equity......................          $7,483         $7,619
                                                                                     ======         ======

                                See accompanying notes to Condensed Consolidated Financial Statements.


The Pepsi Bottling Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Tabular dollars in millions
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation
     The Pepsi Bottling Group, Inc. ("PBG") consists of bottling operations located in the United States, Canada, Spain, Greece and Russia. These bottling operations manufacture, sell and distribute Pepsi-Cola beverages including Pepsi-Cola, Diet Pepsi, Mountain Dew and other brands of carbonated soft drinks and other ready-to-drink beverages. Approximately 90% of PBG's net revenues were derived from the sale of Pepsi-Cola beverages. References to PBG throughout these Condensed Consolidated Financial Statements are made using the first-person notations of "we," "our" and "us."

     Prior to our formation, we were an operating unit of PepsiCo, Inc. ("PepsiCo"). On March 31, 1999, we offered 100,000,000 shares of PBG common stock for sale at $23 per share in an initial public offering generating $2,208 million in net proceeds. These proceeds were used to repay obligations to PepsiCo and fund acquisitions. Subsequent to the offering, PepsiCo owned and continues to own 55,005,679 shares of common stock, consisting of 54,917,329 shares of common stock and 88,350 shares of Class B common stock. PepsiCo's ownership has increased to 37.1% of the outstanding common stock at March 18, 2000 as a result of net repurchases of 6.8 million shares under our share repurchase program, which began in October 1999. PepsiCo also owns 100% of the outstanding Class B common stock, together representing 45.2% of the voting power of all classes of our voting stock. Subsequent to the offering, PepsiCo also owns 7.1% of the equity of Bottling Group, LLC, our principal operating subsidiary, giving PepsiCo economic ownership of 41.6% of our combined operations at March 18, 2000.

     The accompanying Condensed Consolidated Financial Statements include information that has been presented on a "carve-out" basis for the periods prior to our initial public offering. This information includes the historical results of operations and assets and liabilities directly related to PBG, and has been prepared from PepsiCo's historical accounting records. Certain estimates, assumptions and allocations were made in determining such financial statement information. Therefore, these Condensed Consolidated Financial Statements may not necessarily be indicative of the results of operations, financial position or cash flows that would have existed had we been a separate, independent company from the first day of all periods presented.

     The accompanying Condensed Consolidated Balance Sheet at March 18, 2000 and the Condensed Consolidated Statements of Operations and Cash Flows for the 12 weeks ended March 18, 2000 and March 20, 1999 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 25, 1999 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

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

Note 3 - Inventories
                                                         March        December
                                                        18, 2000      25, 1999
                                                        --------      --------

Raw materials and supplies.........................      $  106        $  110
Finished goods.....................................         192           183
                                                         ------        ------
                                                         $  298        $  293
                                                         ======        ======

Note 4 - Property, Plant and Equipment, net
                                                         March        December
                                                        18, 2000      25, 1999
                                                        --------      --------

Land...............................................      $  144        $  145
Buildings and improvements.........................         853           852
Production and distribution equipment..............       2,118         2,112
Marketing equipment................................       1,639         1,596
Other..............................................          83            84
                                                         ------        ------
                                                          4,837         4,789
Accumulated depreciation...........................      (2,613)       (2,571)
                                                         ------        ------
                                                         $2,224        $2,218
                                                         ======        ======

Note 5 - Comprehensive Income
                                                             12 Weeks Ended
                                                             --------------
                                                         March          March
                                                        18, 2000      20, 1999
                                                        --------      --------

Net income (loss)..................................      $  17         $  (3)
Currency translation adjustment....................        (13)           11
                                                         -----         -----

Comprehensive Income...............................      $   4         $   8
                                                         =====         =====

Note 6 - Comparability of Results
Asset Lives
-----------
     At the beginning of fiscal year 2000, we changed the estimated useful lives of certain categories of assets to reflect the success of our preventive maintenance programs in extending the useful lives of these assets. The changes, which are detailed in the table below, lowered total depreciation cost for the quarter by $14 million ($8 million after tax and minority interest, or $0.05 per share) reducing cost of sales by $8 million and selling, delivery and administrative expenses by $6 million.
                                                         Estimated Useful Lives
                                                         ----------------------
                                                           2000           1999
                                                           ----           ----

Manufacturing equipment...................................   15             10
Heavy fleet...............................................   10              8
Fountain dispensing equipment.............................    7              5
Small specialty coolers and marketing equipment...........    3         5 to 7

Initial Public Offering
-----------------------
     The 1999 financial information for the period prior to our initial public offering has been carved out from the financial statements of PepsiCo using the historical results of operations and assets and liabilities of our business. The Condensed Consolidated Financial Statements reflect certain costs that may not necessarily be indicative of the costs we would have incurred had we operated as an independent, stand-alone entity from the beginning of 1999. These costs include an allocation of PepsiCo corporate overhead and interest expense, and income taxes.

o We included corporate overhead related to PepsiCo's corporate administrative functions based on a specific identification of PepsiCo's administrative costs relating to the bottling operations and, to the extent that such identification was not practicable, based upon the percentage of our revenues to PepsiCo's consolidated net revenues. These costs are included in selling, delivery and administrative expenses in our Condensed Consolidated Statements of Operations.

o We allocated $3.3 billion of PepsiCo debt to our business. We charged interest expense on this debt using PepsiCo's weighted-average interest rate. Once we issued $3.3 billion of third-party debt in the first quarter of 1999, our actual interest rates were used to determine interest expense for the remainder of the year. Allocated interest expense was deemed to have been paid to PepsiCo, in cash, in the period in which the cost was incurred.

o We reflected income tax expense in our Condensed Consolidated Financial Statements as if we had actually filed a separate income tax return. Our allocable share of income taxes was deemed to have been paid to PepsiCo, in cash, in the period in which the cost was incurred.

     The amounts of the historical allocations described above are as follows:

                                                                         1999
                                                                         ----
     Corporate overhead expense....................................      $  3
     Interest expense..............................................      $ 28
     PepsiCo weighted-average interest rate........................       5.8%


     In addition, our historical capital structure is not representative of our current structure due to our initial public offering. In 1999, immediately preceding the offering, we had 55,000,000 shares of common stock outstanding. In connection with the offering, we sold 100,000,000 shares to the public. Pro forma 1999 average shares outstanding reflect our initial public offering as if it occurred on the first day of fiscal year 1999.

Item 2.

Management's  Discussion  and Analysis of Results of  Operations  and  Financial
--------------------------------------------------------------------------------
Condition
---------
Overview
     The Pepsi Bottling Group, Inc. (collectively referred to as "PBG," "we," "our" and "us") became a public company through an initial public offering of 100,000,000 shares on March 31, 1999, marking our separation from PepsiCo, Inc. and our beginning as a company focused solely on the bottling business. We began 2000 building on the momentum gained in 1999 as we continued to make substantial progress against our three key objectives - fixing the economics of our take-home business, aggressively growing our high-margin cold drink volume and sharply improving our international business. As a result we have generated outstanding operating performance in the first quarter of 2000:

o    We delivered 21% constant territory EBITDA growth in the first quarter.

o We delivered $0.11 in earnings per share, an increase of $0.13 over 1999 after adjusting for the number of shares outstanding.

o    We increased net revenues over 6%.

     The following management's discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying footnotes along with the cautionary statements at the end of this section.

Constant Territory
     We believe that constant territory performance results are the most appropriate indicators of operating trends and performance, particularly in light of our stated intention of acquiring additional bottling territories, and are consistent with industry practice. Constant territory operating results are achieved by adjusting current year results to exclude current year acquisitions and adjusting prior year results to include the results of significant prior year acquisitions as if they had occurred on the first day of the prior fiscal year. Constant territory results also exclude any unusual impairment and other charges and credits.

Use of EBITDA
     EBITDA, which is computed as operating income plus the sum of depreciation and amortization, is a key indicator management and the industry use to evaluate operating performance. It is not, however, required under generally accepted accounting principles and should not be considered an alternative to measurements required by GAAP such as net income or cash flows.

Comparability of Results
Asset Lives
-----------
     At the beginning of fiscal year 2000, we changed the estimated useful lives of certain categories of assets to reflect the success of our preventive maintenance programs in extending the useful lives of these assets. The changes, which are detailed in Note 6 to the Condensed Consolidated Financial Statements, lowered total depreciation cost for the quarter by $14 million ($8 million after tax and minority interest, or $0.05 per share) reducing cost of sales by $8 million and selling, delivery and administrative expenses by $6 million. We anticipate that this change will reduce full year 2000 depreciation expense by approximately $58 million ($33 million after tax and minority interest, or $0.22 per share).

Initial Public Offeing
----------------------
     The 1999 financial information for the period prior to our initial public offering has been carved out from the financial statements of PepsiCo using the historical results of operations and assets and liabilities of our business. The Condensed Consolidated Financial Statements reflect certain costs that may not necessarily be indicative of the costs we would have incurred had we operated as an independent, stand-alone entity from the beginning of 1999. These costs include an allocation of PepsiCo corporate overhead and interest expense, and income taxes as follows:

                                                                          1999
                                                                          ----
     Corporate overhead expense......................................... $  3
     Interest expense................................................... $ 28
     PepsiCo weighted-average interest rate.............................  5.8%

     In addition, our historical capital structure is not representative of our current structure due to our initial public offering. In 1999, immediately preceding the offering, we had 55,000,000 shares of common stock outstanding. In connection with the offering, we sold 100,000,000 shares to the public.

Results of Operations
---------------------
                                                                       Constant
                                                          Reported    Territory
                                                           Change       Change
                                                           ------       ------
     EBITDA..............................................    21%          21%
     Volume..............................................     0%           0%
     Net Revenue per Case................................     6%           6%

EBITDA
     Reported EBITDA was $181 million in the first quarter of 2000, representing a 21% increase over the same period of 1999. On a constant territory basis, EBITDA growth was also 21% reflecting strong pricing in U.S. foodstores, an increased mix of higher margin cold drink volume and continued growth in our operations outside North America.

Volume
     Our worldwide physical case volume was flat on both a reported and constant territory basis in the first quarter of 2000. In North America, which includes the U.S. and Canada, constant territory volume decreased 1% driven by declines in the take-home segment as we increased wholesale prices in the first quarter of 2000. This volume decrease was partially offset by increases in our cold drink segment as we continued to invest in this high-margin segment. Outside North America, our constant territory volumes increased 9% reflecting continued improvements in Russia and solid growth in Spain. Russia volumes continued to rebound from the August 1998 devaluation of the ruble as we have aggressively reestablished brand Pepsi, introduced our own line of value brand beverage products (Fiesta) and increased distribution of our water products.

Net Revenues
     Net revenues for the quarter were $1,545 million, a 6% increase over the prior year. On a constant territory basis, worldwide net revenues grew 6% as well, driven by a 6% increase in net revenue per case. This increase was driven by strong pricing, particularly in U.S. foodstores, and an increased mix of higher-revenue cold drink volume.

Cost of Sales
     Cost of sales increased $10 million, or 1%, driven by a 1% increase in cost of sales per case reflecting higher U.S. concentrate costs, which took effect in February. Current year costs also include an $8 million favorable impact from the change in our estimated useful lives of manufacturing assets.

Selling, delivery and administrative expenses
     Selling, delivery and administrative expenses grew $50 million, or 9%. This primarily reflects increased selling and delivery costs resulting from our continued heavy investment in our North American cold drink infrastructure driven by additional headcount, delivery routes and depreciation. In addition, although 1999 expenses included a $6 million one-time cash cost for shell deposits, these expenses were offset in 2000 in large part by the expense resulting from our new company matching 401K plan. Current year costs also include a $6 million favorable impact from the change in our estimated useful lives of certain selling and delivery assets.

Interest expense, net
     Interest expense decreased by $1 million reflecting lower external debt outside North America partially offset by an increase in weighted-average interest rates in the U.S. from 5.9% in the prior year, when we used PepsiCo's average interest rate until we issued our own debt, to 6.0% in the current year.

Minority Interest
     PBG and PepsiCo contributed bottling businesses and assets used in the bottling businesses to Bottling Group, LLC, our principal operating subsidiary, in connection with the formation of Bottling Group, LLC. As a result of the contribution of these assets, we own 92.9% of Bottling Group, LLC and PepsiCo owns the remaining 7.1%. Accordingly, starting from our initial public offering on March 31, 1999, our Condensed Consolidated Financial Statements reflect PepsiCo's share of consolidated net income of Bottling Group, LLC as minority interest in our Condensed Consolidated Statements of Operations.

Provision for Income Taxes
     PBG's full year forecasted tax rate for 2000 is 37% and this rate has been applied to first quarter results. This rate corresponds to an effective tax rate, excluding any unusual impairment and other charges and credits, of 38% in 1999. The one point decrease is primarily due to the reduced impact of fixed non-deductible permanent expenses on higher anticipated pretax income in 2000.

Earnings Per Share

                                                                2000       1999
                                                                ----       ----
     Earnings (loss) per share on reported net income (loss).. $0.11     $(0.06)
     Average shares outstanding (millions)....................   149         55

     Our historical capital structure is not representative of our current structure due to our initial public offering. In 1999, immediately preceding the offering, we had 55 million shares of common stock outstanding. In connection with the offering, we sold 100,000,000 shares of common stock to the public and used the $2.2 billion of proceeds to repay obligations to PepsiCo and to fund acquisitions.

     The table below sets forth 1999 earnings per share adjusted for the initial public offering assuming 155 million shares had been outstanding for the entire period presented. Shares outstanding at the end of the first quarter of 2000 reflect our share repurchase program which began in October 1999 when our Board of Directors authorized the repurchase of up to 10 million shares of our common stock. Approximately 1.5 million shares were repurchased in the first quarter of 2000 with a total of almost 7 million shares repurchased since last October.

                                                                2000       1999
                                                                ----       ----
     Earnings (loss) per share on reported net income (loss).  $0.11     $(0.02)
     Pro forma average shares outstanding (millions).........    149        155

Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operating activities decreased $72 million to $2 million as strong EBITDA growth was more than offset by unfavorable working capital cash flows driven by the timing of cash payments on current liabilities, particularly third-party interest and income taxes, which were $137 million higher in the first quarter of 2000.

     Net cash used by investments decreased by $105 million from $194 million in the first quarter of 1999 to $89 million over the same period in 2000, primarily due to acquisition spending, which was $104 million lower in the first quarter of 2000. However, capital expenditures increased by $3 million, or 4%, as we continue to invest heavily in cold drink equipment in the U.S. First quarter 2000 net placements were made at a rate which should allow us to meet our 2000 target of over 150,000 net placements.

     Net cash (used) provided by financing decreased by $120 million to a use of $21 million in 2000. This decrease reflects $144 million of advances from PepsiCo in 1999, which were used to fund acquisitions and pay down debt, and $29 million of share repurchases in 2000.

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

Cautionary Statements
---------------------
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, material changes in expected levels of marketing support payments from PepsiCo, Inc., an inability to meet projections for performance in newly acquired territories, unexpected costs associated with conversion to the common European currency and unfavorable interest rate and currency fluctuations.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no material changes to the disclosures made on this matter in our 1999 Annual Report on Form 10-K.

                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors
The Pepsi Bottling Group, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of The Pepsi Bottling Group, Inc. as of March 18, 2000, and the related Condensed Consolidated Statements of Operations and Cash Flows for the twelve weeks ended March 18, 2000 and March 20, 1999. These Condensed Consolidated Financial Statements are the responsibility of The Pepsi Bottling Group, Inc.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheets of The Pepsi Bottling Group, Inc. as of December 25, 1999, and the related Consolidated Statements of Operations, Cash Flows and Changes in Shareholders' Equity for the fifty-two week period then ended not presented herein; and in our report dated January 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 25, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLP



New York, New York
April 5, 2000

PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------
                  (a)  Exhibits

                        See Index to Exhibits on page 17.

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                                  THE PEPSI BOTTLING GROUP, INC.
                                                  ------------------------------
                                                           (Registrant)






Date:      April 21, 2000                                      Peter A. Bridgman
-----      --------------                                      -----------------
                                                       Senior Vice President and
                                                                      Controller






Date:      April 21, 2000                                         John T. Cahill
-----      --------------                                         --------------
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

Exhibit 27.1               Financial Data Schedule 12 weeks ended March 18, 2000