Form 10-Q
period 2000-06-10
PEPSI BOTTLING GROUP INC
filed 2000-07-24
CIK 1076405

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
---
ACT OF 1934 For the quarterly period ended June 10, 2000 (24-weeks)
                                           ------------------------

                                       OR

     ---  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934 For the transition period from    to
                                                   ---    ---
Commission file number  1-14893
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

Number of shares of Common Stock outstanding as of July 7, 2000:
146,960,318

                         The Pepsi Bottling Group, Inc.
                                      Index

                                                                                           Page No.
                                                                                           --------

Part I                Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Statements of Operations -
                           12 and 24-weeks ended June 10, 2000 and June 12, 1999               2

                      Condensed Consolidated Statements of Cash Flows -
                           24-weeks ended June 10, 2000 and June 12, 1999                      3

                      Condensed Consolidated Balance Sheets -
                           June 10, 2000 and December 25, 1999                                 4

                      Notes to Condensed Consolidated Financial Statements                     5-8

        Item 2.       Management's Discussion and Analysis of Results of
                           Operations and Financial Condition                                  9-14

        Item 3.       Quantitative and Qualitative Disclosures About
                           Market Risk                                                         14

                      Independent Accountants' Review Report                                   15

Part II               Other Information and Signatures

        Item 6.       Exhibits                                                                 16


                         PART I - FINANCIAL INFORMATION
     Item 1.
                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Operations in millions except per share amounts, unaudited

                                                                         12-weeks Ended              24-weeks Ended
                                                                    June 10,       June 12,      June 10,     June 12,
                                                                      2000           1999          2000         1999
                                                                      ----           ----          ----         ----

     Net Revenues................................................   $1,913         $1,831        $3,458        $3,283
     Cost of sales...............................................    1,033          1,046         1,878         1,881
                                                                    ------         ------        ------        ------

     Gross Profit................................................      880            785         1,580         1,402
     Selling, delivery and administrative expenses...............      689            648         1,314         1,223
     Non-cash compensation charge................................        -             45             -            45
                                                                    ------         ------        ------        ------

     Operating Income............................................      191             92           266           134
     Interest expense, net.......................................       44             51            89            97
     Foreign currency gain.......................................        -             (1)            -             -
     Minority interest...........................................       12              7            15             7
                                                                    ------         ------        ------        ------
     Income before income taxes..................................      135             35           162            30
     Income tax expense..........................................       50             15            60            13
                                                                    ------         ------        ------        ------

     Net Income..................................................   $   85         $   20        $  102        $   17
                                                                    ======         ======        ======        ======

     Basic and Diluted Earnings Per Share
     As reported.................................................   $ 0.58         $ 0.14        $ 0.69        $ 0.18
     Weighted-Average Basic and Diluted Shares
      Outstanding................................................      148            142           148            98

     Pro Forma Basic and Diluted Earnings Per Share
     As reported.................................................   $ 0.58         $ 0.13        $ 0.69        $ 0.11
     Excluding non-cash compensation charge......................   $ 0.58         $ 0.32        $ 0.69        $ 0.30
     Weighted-Average Basic and Diluted Shares
       Outstanding...............................................      148            155           148           155


     See accompanying notes to Condensed Consolidated Financial Statements.


                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited

                                                                                               24-weeks Ended
                                                                                           June 10,        June 12,
                                                                                             2000            1999
                                                                                             -----           ----
    Cash Flows - Operations
      Net income......................................................................      $  102          $  17
      Adjustments to reconcile net income to net cash provided by operations:
            Depreciation..............................................................         153            164
            Amortization..............................................................          61             59
            Deferred income taxes.....................................................         (14)            (2)
            Non-cash compensation charge..............................................           -             29
            Other non-cash charges and credits, net...................................          78             57
            Changes in operating working capital, excluding effects of acquisitions;
              Trade accounts receivable...............................................        (177)          (182)
              Inventories.............................................................         (49)           (44)
              Prepaid expenses, deferred income taxes and other current assets........         (10)           (20)
              Accounts payable and other current liabilities..........................         104             93
                                                                                            ------         ------
            Net change in operating working capital ..................................        (132)          (153)
                                                                                            ------         ------

    Net Cash Provided by Operations...................................................         248            171
                                                                                            ------         ------

    Cash Flows - Investments
       Capital expenditures...........................................................        (224)          (232)
       Acquisitions of bottlers.......................................................          (2)          (165)
       Other, net.....................................................................          (4)            21
                                                                                            ------         ------

    Net Cash Used by Investments......................................................        (230)          (376)
                                                                                            ------         ------

    Cash Flows - Financing
       Short-term borrowings - three months or less...................................           7            (66)
       Proceeds from third-party debt.................................................           -          3,260
       Replacement of PepsiCo allocated debt..........................................           -         (3,300)
       Payments of third-party debt...................................................          (8)           (41)
       Dividends paid.................................................................          (6)             -
       Treasury stock transactions....................................................         (58)             -
       Net IPO proceeds...............................................................           -          2,208
       Decrease in advances from PepsiCo..............................................           -         (1,834)
                                                                                            ------         ------

    Net Cash (Used) Provided by Financing.............................................         (65)           227
                                                                                            ------         ------

    Effect of Exchange Rate Changes on Cash and Cash Equivalents......................          (3)            (1)
                                                                                            ------         ------
    Net (Decrease) Increase  in Cash and Cash Equivalents.............................         (50)            21
    Cash and Cash Equivalents - Beginning of Period...................................         190             36
                                                                                            ------         ------
    Cash and Cash Equivalents - End of Period.........................................      $  140         $   57
                                                                                            ======         ======
    Supplemental Cash Flow Information
    Third-party interest and income taxes paid........................................      $  164         $    2
                                                                                            ======         ======
     See accompanying notes to Condensed Consolidated Financial Statements.

                         The Pepsi Bottling Group, Inc.
                      Condensed Consolidated Balance Sheets
                      in millions, except per share amounts

                                                                                   (Unaudited)
                                                                                       June         December
                                                                                     10, 2000       25, 1999
                                                                                     --------       --------
Assets
------
Current Assets
  Cash and cash equivalents................................................          $  140         $  190
  Trade accounts receivable, less allowance of $48 at
        June 10, 2000 and December 25, 1999................................             977            827
  Inventories..............................................................             340            293
  Prepaid expenses, deferred income taxes and other current assets.........             165            183
                                                                                     ------         ------
          Total Current Assets.............................................           1,622          1,493

Property, plant and equipment, net.........................................           2,270          2,218
Intangible assets, net.....................................................           3,758          3,819
Other assets...............................................................              80             89
                                                                                     ------         ------
           Total Assets....................................................          $7,730         $7,619
                                                                                     ======         ======

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities
  Accounts payable and other current liabilities...........................          $1,026         $  924
  Short-term borrowings....................................................              22             23
                                                                                     ------         ------
          Total Current Liabilities........................................           1,048            947

Long-term debt.............................................................           3,269          3,268
Other liabilities..........................................................             418            385
Deferred income taxes......................................................           1,124          1,178
Minority interest..........................................................             291            278
                                                                                     ------         ------
          Total Liabilities................................................           6,150          6,056

Shareholders' Equity
   Common stock, par value $.01 per share:
       Authorized 300 shares, issued 155 shares............................               2              2
   Additional paid-in capital..............................................           1,736          1,736
   Retained earnings.......................................................             234            138
   Accumulated other comprehensive loss....................................            (244)          (223)
   Treasury stock: 8 shares and 5 shares at June 10, 2000 and December 25,
      1999, respectively...................................................            (148)           (90)
                                                                                     ------         ------
          Total Shareholders' Equity.......................................           1,580          1,563
                                                                                     ------         ------
           Total Liabilities and Shareholders' Equity......................          $7,730         $7,619
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

     Prior to our formation, we were an operating unit of PepsiCo, Inc. ("PepsiCo"). On March 31, 1999, we offered 100,000,000 shares of PBG common stock for sale at $23 per share in an initial public offering generating $2,208 million in net proceeds. These proceeds were used to repay obligations to PepsiCo and fund acquisitions. Subsequent to the offering, PepsiCo owned and continues to own 55,005,679 shares of common stock, consisting of 54,917,329 shares of common stock and 88,350 shares of Class B common stock. PepsiCo's ownership has increased to 37.4% of the outstanding common stock at June 10, 2000 as a result of net repurchases of 8.1 million shares under our share repurchase program, which began in October 1999. PepsiCo also owns 100% of the outstanding Class B common stock, together representing 45.6% of the voting power of all classes of our voting stock. Subsequent to the offering, PepsiCo also owns 7.1% of the equity of Bottling Group, LLC, our principal operating subsidiary, giving PepsiCo economic ownership of 41.9% of our combined operations at June 10, 2000.

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

     The accompanying Condensed Consolidated Balance Sheet at June 10, 2000, the Condensed Consolidated Statements of Operations for the 12 and 24-weeks ended June 10, 2000 and June 12, 1999 and the Condensed Consolidated Statements of Cash Flows for the 24-weeks ended June 10, 2000 and June 12, 1999 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 25, 1999 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

Note 2 - Seasonality of Business
     The results for the second quarter and first 24-weeks are not necessarily indicative of the results that may be expected for the full year because of business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation, amortization and interest, which are not significantly impacted by business seasonality.

Note 3 - Inventories
                                                         June           December
                                                       10, 2000         25, 1999
                                                       --------         --------

Raw materials and supplies.........................    $  125           $  110
Finished goods.....................................       215              183
                                                       ------           ------
                                                       $  340           $  293
                                                       ======           ======

Note 4 - Property, Plant and Equipment, net
                                                         June           December
                                                       10, 2000         25, 1999
                                                       --------         --------

Land...............................................    $  144           $  145
Buildings and improvements.........................       862              852
Production and distribution equipment..............     2,148            2,112
Marketing equipment................................     1,667            1,596
Other..............................................        86               84
                                                       ------           ------
                                                        4,907            4,789
Accumulated depreciation...........................    (2,637)          (2,571)
                                                       ------           ------
                                                       $2,270           $2,218
                                                       ======           ======

Note 5 - Comprehensive Income

                                                            12-weeks Ended              24-weeks Ended
                                                         June             June        June          June
                                                       10, 2000         12, 1999    10, 2000      12, 1999
                                                       --------         --------    --------      --------

Net income.........................................    $  85            $  20       $ 102         $  17
Currency translation adjustment....................       (8)              (7)        (21)            4
Minimum pension liability adjustment...............        -               19           -            19
                                                       -----            -----       -----         -----

Comprehensive Income...............................    $  77            $  32       $  81         $  40
                                                       =====            =====       =====         =====

Note 6 - Comparability of Results
Asset Lives
-----------
     At the beginning of fiscal year 2000, we changed the estimated useful lives of certain categories of assets primarily to reflect the success of our preventive maintenance programs in extending the useful lives of these assets. The changes, which are detailed in the table below, lowered total depreciation cost by $18 million, or $0.07 per share, and $32 million, or $0.12 per share, for the 12 and 24-weeks ended June 10, 2000, respectively.

                                                          Estimated Useful Lives
                                                            2000           1999
                                                            ----           ----
Manufacturing equipment.................................     15             10
Heavy fleet.............................................     10              8
Fountain dispensing equipment...........................      7              5
Small specialty coolers and marketing equipment.........      3         5 to 7

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

     The amounts of the historical allocations described above are as follows:

                                                                           1999
                                                                           ----
     Corporate overhead expense......................................      $  3
     Interest expense................................................      $ 28
     PepsiCo weighted-average interest rate..........................      5.8%


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

Note 7 - Non-cash Compensation Charge
     In connection with the consummation of our initial public offering, substantially all non-vested PepsiCo stock options held by our employees vested. As a result, we incurred a $45 million non-cash compensation charge in the second quarter of 1999 ($29 million after tax or $0.19 per share based on pro forma weighted average shares outstanding), equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.

Note 8 - Subsequent Events
     On June 12, 2000, union employees at our Burnsville, Minnesota plant went on strike over employment contract disputes. At this time we are not able to determine how long the strike will last. We do not believe the strike will have a significant financial impact on our overall results.

Item 2.

Management's  Discussion  and Analysis of Results of  Operations  and  Financial
--------------------------------------------------------------------------------
Condition Overview
------------------
     Just over 15 months ago, The Pepsi Bottling Group, Inc. (collectively referred to as "PBG," "we," "our" and "us") became a public company through an initial public offering of 100,000,000 shares of common stock. Since our separation from PepsiCo, Inc. and our beginning as a company focused solely on the bottling business we have concentrated our efforts on three key objectives - fixing the economics of our take-home business, aggressively growing our high-margin cold drink volume and sharply improving our international business. As we complete the first half of 2000, we are proud of our performance against these objectives as we have continued to generate outstanding operating results:

o We delivered 18% and 19% constant territory EBITDA growth in the second quarter and first 24-weeks of 2000, respectively.

o We delivered $0.58 in earnings per share in the second quarter, an increase of $0.26 over 1999 after adjusting for the number of shares outstanding and excluding a 1999 non-cash compensation charge. On a year-to-date basis, earnings per share more than doubled to $0.69.

o We generated $20 million of operating free cash flow in the first 24-weeks of 2000, $60 million better than the prior year.

     The following management's discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying footnotes along with the cautionary statements at the end of this section.

Constant Territory
     We believe that constant territory performance results are the most appropriate indicators of operating trends and performance, particularly in light of our stated intention of acquiring additional bottling territories, and are consistent with industry practice. Constant territory operating results are achieved by adjusting current year results to exclude significant current year acquisitions and adjusting prior year results to include the results of significant prior year acquisitions as if they had occurred on the first day of the prior fiscal year. Constant territory results also exclude any unusual impairment and other charges and credits.

Use of EBITDA
     EBITDA, which is computed as operating income plus the sum of depreciation, amortization and any unusual non-cash charges and credits, is a key indicator management and the industry use to evaluate operating performance. It is not, however, required under generally accepted accounting principles and should not be considered an alternative to measurements required by GAAP such as net income or cash flows.

Comparability of Results
Asset Lives
-----------
     At the beginning of fiscal year 2000, we changed the estimated useful lives of certain categories of assets primarily to reflect the success of our preventive maintenance programs in extending the useful lives of these assets. The changes, which are detailed in Note 6 to the Condensed Consolidated Financial Statements, lowered total depreciation cost by $18 million, or $0.07 per share, and $32 million, or $0.12 per share, for the 12 and 24-weeks ended June 10, 2000, respectively. We anticipate that this change will reduce full year 2000 depreciation expense by approximately $70 million equivalent to $0.27 per share.

Initial Public Offering
-----------------------
     The 1999 financial information for the period prior to our initial public offering has been carved out from the financial statements of PepsiCo using the historical results of operations and assets and liabilities of our business. The Condensed Consolidated Financial Statements reflect certain costs that may not necessarily be indicative of the costs we would have incurred had we operated as an independent, stand-alone entity from the beginning of 1999. These costs include an allocation of PepsiCo corporate overhead and interest expense, and income taxes. We reflected income tax expense in the Condensed Consolidated Financial Statements as if we had actually filed a separate income tax return and allocated overhead and interest expense as follows:

                                                                           1999
                                                                           ----
     Corporate overhead expense.....................................       $  3
     Interest expense...............................................       $ 28
     PepsiCo weighted-average interest rate.........................        5.8%

     In addition, our historical capital structure is not representative of our current structure due to our initial public offering. In 1999, immediately preceding the offering, we had 55,000,000 shares of common stock outstanding. In connection with the offering, we sold 100,000,000 shares to the public.
Results of Operations

                                               Reported Change       Constant Territory Change
                                                June 10, 2000              June 10, 2000
                                           12-weeks       24-weeks    12-weeks        24-weeks
                                           --------       --------    --------        --------
     EBITDA.............................     18%            19%          18%             19%
     Volume..............................     0%             0%           0%              0%
     Net Revenue per Case................     4%             5%           4%              5%

EBITDA
     Reported EBITDA was $299 million and $480 million in the second quarter and first 24-weeks of 2000, respectively, representing an 18% and 19% increase over the same periods of 1999. On a constant territory basis, EBITDA growth was also 18% and 19% over the same periods reflecting strong pricing in U.S. foodstores, an increased mix of higher margin cold drink volume and continued growth in our operations outside the U.S.

Volume
     Our worldwide physical case volume was flat on both a reported and constant territory basis in the second quarter and first 24-weeks of 2000. For both the second quarter and first 24-weeks of 2000, U.S. constant territory volume decreased 1% driven by declines in the take-home segment resulting from price increases and the lapping of a very successful Star Wars promotional program in the second quarter of 1999. While take-home volume was lower, we were able to make up some of the lost volume in our cold drink segment as we continued to be successful in placing cold drink equipment and in growing our small format channels.

     Outside the U.S., our constant territory volumes increased 7% in the quarter and 6% year-to-date reflecting continued improvements in Russia and solid growth in Spain. Russia volumes continued to rebound from the August 1998 devaluation of the ruble as we have aggressively reestablished brand Pepsi, introduced our own line of value brand beverage products (Fiesta) and continued to increase distribution of our water products. Partially offsetting the growth in Russia and Spain were volume declines in Canada resulting from significant price increases in foodstores in that country.

Net Revenues
     Net revenues for the quarter were $1,913 million, a more than 4% increase over the prior year, raising year-to-date net revenues by 5% to $3,458 million. On a constant territory basis, worldwide net revenues and net revenue per case grew 4% and 5% in the quarter and for the first 24-weeks, respectively. These increases were driven by strong pricing, particularly in U.S. foodstores, and an increased mix of higher-revenue cold drink volume. Reported net revenues and net revenue per case were lowered by approximately 1% due to currency translation in both the quarter and 24-weeks ended June 10, 2000.

Cost of Sales
     Cost of sales decreased $13 million, or 1%, in the second quarter and $3 million, or essentially flat, in the first half of 2000. Current year costs include a $9 million and $17 million favorable impact from the change in our estimated useful lives of manufacturing assets in the second quarter and first 24-weeks of 2000, respectively. Currency translations also had an approximately 1% favorable impact on the second quarter and year-to-date results. Excluding the effects of the change in depreciation lives and currency translations, cost of sales were 1% higher in the quarter and year-to-date, as higher U.S. concentrate costs were partially offset by favorable packaging and sweetener costs.

Selling, delivery and administrative expenses
     Selling, delivery and administrative expenses grew $41 million, or 6%, in the second quarter, bringing year-to-date growth to $91 million, or 7%, over the comparable periods in 1999. This increase primarily reflects higher selling and delivery costs as we continued to aggressively place cold drink equipment and invest in this high margin segment of our business. In addition, higher performance based compensation costs and costs associated with our previously announced 401(k) plan contributed approximately 4 points of the cost growth in the quarter and 3 points of the cost growth year-to-date. Currency translation and the depreciation accounting change partially offset these cost increases. Currency translations had an approximately 1% favorable impact in both the quarter and 24-weeks ended June 10, 2000. Current year costs include a $9 million and $15 million favorable impact from the change in our estimated useful lives of certain selling and delivery assets in the second quarter and first 24-weeks of 2000, respectively.

Interest expense, net
     Interest expense decreased by $7 million in the quarter and $8 million in the first half of 2000 primarily reflecting lower external debt outside the U.S.

Non-cash Compensation Charge
     In connection with the consummation of our initial public offering, substantially all non-vested PepsiCo stock options held by our employees vested. As a result, we incurred a $45 million non-cash compensation charge in the second quarter of 1999 ($29 million after tax or $0.19 per share based on pro forma weighted average shares outstanding), equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.

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

Provision for Income Taxes
     Our full year forecasted tax rate for 2000 is 37% and this rate has been applied to our 2000 results. This rate corresponds to an effective tax rate, excluding any unusual impairment and other charges and credits, of 38% in 1999. The one point decrease is primarily due to the reduced impact of fixed non-deductible permanent expenses on higher anticipated pre-tax income in 2000.

Earnings Per Share

                                                              12-weeks Ended        24-weeks Ended
                                                            June        June       June        June
                                                          10, 2000    12, 1999   10, 2000    12, 1999
                                                          --------    --------   --------    --------
       Earnings per share on reported net income.....     $ 0.58      $ 0.14     $ 0.69      $ 0.18
       Average shares outstanding (millions).........        148         142        148          98

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

     The table below sets forth 1999 earnings per share adjusted for the initial public offering assuming 155 million shares had been outstanding for the entire period presented. Shares outstanding in 2000 reflect our share repurchase program, which began in October 1999 when our Board of Directors authorized the repurchase of up to 10 million shares of our common stock. In the second quarter of 2000, our Board of Directors authorized the repurchase of an additional 5 million shares. Approximately 1.3 million shares were repurchased in the second quarter of 2000 with a total of over 8 million shares repurchased since last October.

                                                             12-weeks Ended          24-weeks Ended
                                                            June        June        June        June
                                                          10, 2000    12, 1999    10, 2000    12, 1999
                                                          --------    --------    --------    --------
    Earnings per share on reported net income........     $ 0.58      $ 0.13      $ 0.69      $ 0.11
    Pro Forma average shares outstanding (millions)..        148         155         148         155

Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operating activities increased $77 million to $248 million in the first 24-weeks of 2000 as strong EBITDA growth combined with improved working capital cash flows driven by the timing of cash payments on current liabilities.

     Net cash used by investments decreased by $146 million from $376 million at the end of the second quarter of 1999 to $230 million in the first 24-weeks of 2000, primarily due to acquisition spending, which was $163 million lower in 2000. Capital expenditures decreased by $8 million, or 3%, as increases in the U.S. associated with our cold drink strategy were offset by decreases outside the U.S. Our 2000 net marketing equipment placements through the end of the second quarter were made at a rate which should allow us to meet our 2000 North American target of 150,000 net placements compared to 142,000 in 1999.

     Net cash (used) provided by financing decreased from a source of $227 million in 1999 to a use of $65 million in 2000. This decrease resulted from net cash received from IPO activities in 1999 coupled with $58 million of share repurchases in 2000.

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

                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors
The Pepsi Bottling Group, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of The Pepsi Bottling Group, Inc. as of June 10, 2000, and the related Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended June 10, 2000 and June 12, 1999 and the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 10, 2000 and June 12, 1999. These Condensed Consolidated Financial Statements are the responsibility of The Pepsi Bottling Group, Inc.'s management.

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


/s/ KPMG LLP



New York, New York
July 13, 2000

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




                                                  THE PEPSI BOTTLING GROUP, INC.
                                                  ------------------------------
                                                                    (Registrant)






Date:      July 24, 2000                                       Peter A. Bridgman
-----      -------------                                       -----------------
                                                       Senior Vice President and
                                                                      Controller






Date:      July 24, 2000                                          John T. Cahill
-----      -------------                                          --------------
                                                    Executive Vice President and
                                                         Chief Financial Officer

                               INDEX TO EXHIBITS
                                   ITEM 6 (a)
                                   ----------



EXHIBITS
--------

Exhibit 11                  Computation of Basic and Diluted Earnings Per Share

Exhibit 27.1                Financial Data Schedule 24-weeks ended June 10, 2000