Form 10-Q
period 2000-09-02
PEPSI BOTTLING GROUP INC
filed 2000-10-16
CIK 1076405

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
---
ACT OF 1934 For the quarterly period ended September 2, 2000
                                           -----------------

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
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

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

YES   X   NO
     ---     ---
Number of shares of Common Stock outstanding as of September 29, 2000:
145,719,818




                         The Pepsi Bottling Group, Inc.
                         ------------------------------
                                      Index

                                                                                                 Page No.
                                                                                                 --------

Part I                Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Statements of Operations -
                           12 and 36-weeks ended September 2, 2000 and September 4, 1999             2

                      Condensed Consolidated Statements of Cash Flows -
                           36-weeks ended September 2, 2000 and September 4, 1999                    3

                      Condensed Consolidated Balance Sheets -
                           September 2, 2000 and December 25, 1999                                   4

                      Notes to Condensed Consolidated Financial Statements                         5-8

        Item 2.       Management's Discussion and Analysis of Results of
                           Operations and Financial Condition                                     9-14

        Item 3.       Quantitative and Qualitative Disclosures About
                           Market Risk                                                              14

        Item 4.       Submission of Matters to a Vote of Securities Holders                         14

                      Independent Accountants' Review Report                                        15

Part II               Other Information and Signatures

        Item 6.       Exhibits                                                                      16


                         PART I - FINANCIAL INFORMATION
     Item 1.
                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Operations in millions except per share amounts, unaudited

                                                                          12-weeks Ended                36-weeks Ended
                                                                          --------------                --------------
                                                                     September      September      September      September
                                                                      2, 2000        4, 1999        2, 2000        4, 1999
                                                                      -------        -------        -------        -------

    Net Revenues....................................................  $2,125         $2,036         $5,583         $5,319
    Cost of sales...................................................   1,163          1,162          3,041          3,043
                                                                      ------         ------         ------         ------

    Gross Profit....................................................     962            874          2,542          2,276
    Selling, delivery and administrative expenses...................     706            669          2,020          1,892
    Non-cash compensation charge....................................       -              -              -             45
                                                                      ------         ------         ------         ------

    Operating Income................................................     256            205            522            339
    Interest expense, net...........................................      44             44            133            141
    Foreign currency loss...........................................       1              1              1              1
    Minority interest...............................................      16             12             31             19
                                                                      ------         ------         ------         ------
    Income before income taxes......................................     195            148            357            178
    Income tax expense..............................................      72             56            132             69
                                                                      ------         ------         ------         ------

    Net Income......................................................  $  123         $   92         $  225         $  109
                                                                      ======         ======         ======         ======

    Basic Earnings Per Share........................................  $ 0.84         $ 0.59         $ 1.52         $ 0.93
    Weighted-Average Shares Outstanding.............................     147            155            148            117

    Diluted Earnings Per Share......................................  $ 0.82         $ 0.59         $ 1.51         $ 0.93
    Weighted-Average Shares Outstanding.............................     149            155            149            117

    Pro Forma Diluted Earnings Per Share
    As reported.....................................................  $ 0.82         $ 0.59         $ 1.51         $ 0.70
    Excluding non-cash compensation charge..........................  $ 0.82         $ 0.59         $ 1.51         $ 0.89
    Weighted-Average Share Outstanding..............................     149            155            149            155

     See accompanying notes to Condensed Consolidated Financial Statements.

                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited

                                                                                             36-weeks Ended
                                                                                             --------------
                                                                                        September      September
                                                                                         2, 2000        4, 1999
                                                                                         -------        -------
    Cash Flows - Operations
      Net income......................................................................     $225           $109
      Adjustments to reconcile net income to net cash provided by operations:
            Depreciation..............................................................      232            252
            Amortization..............................................................       91             90
            Deferred income taxes.....................................................      (10)            (3)
            Non-cash compensation charge..............................................        -             29
            Other non-cash charges and credits, net...................................      125             91
            Changes in operating working capital, excluding effects of acquisitions:
              Trade accounts receivable...............................................     (208)          (258)
              Inventories.............................................................      (23)           (11)
              Prepaid expenses, deferred income taxes and other current assets........        8              1
              Accounts payable and other current liabilities..........................      108            134
                                                                                         ------         ------
            Net change in operating working capital ..................................     (115)          (134)
                                                                                         ------         ------
    Net Cash Provided by Operations...................................................      548            434
                                                                                         ------         ------
    Cash Flows - Investments
       Capital expenditures...........................................................     (342)          (371)
       Acquisitions of bottlers.......................................................       (2)          (166)
       Sale of property, plant and equipment..........................................        4             21
       Other, net.....................................................................       (6)             8
                                                                                         ------         ------

    Net Cash Used by Investments......................................................     (346)          (508)
                                                                                         ------         ------

    Cash Flows - Financing
       Short-term borrowings - three months or less...................................       12            (78)
       Proceeds from third-party debt.................................................        -          3,260
       Replacement of PepsiCo allocated debt..........................................        -         (3,300)
       Payments of third-party debt...................................................       (9)           (49)
       Dividends paid.................................................................       (9)            (3)
       Treasury stock transactions....................................................      (95)             -
       Net IPO proceeds...............................................................        -          2,208
       Decrease in advances from PepsiCo..............................................        -         (1,834)
                                                                                         ------         ------
    Net Cash (Used) Provided by Financing.............................................     (101)           204
                                                                                         ------         ------

    Effect of Exchange Rate Changes on Cash and Cash Equivalents......................       (6)            (2)
                                                                                         ------         ------
    Net Increase  in Cash and Cash Equivalents........................................       95            128
    Cash and Cash Equivalents - Beginning of Period...................................      190             36
                                                                                         ------         ------
    Cash and Cash Equivalents - End of Period.........................................   $  285         $  164
                                                                                         ======         ======

    Supplemental Cash Flow Information
    Liabilities incurred and/or assumed in connection with acquisitions of bottlers...   $    -         $   48
                                                                                         ======         ======

    Third-party interest and income taxes paid........................................   $  287         $  131
                                                                                         ======         ======

     See accompanying notes to Condensed Consolidated Financial Statements.

                         The Pepsi Bottling Group, Inc.
                      Condensed Consolidated Balance Sheets
                      in millions, except per share amounts

                                                                                    (Unaudited)
                                                                                     September       December
                                                                                      2, 2000        25, 1999
                                                                                      -------        --------
Assets
Current Assets
  Cash and cash equivalents................................................           $  285         $  190
  Trade accounts receivable, less allowance of $48 at
        September 2, 2000 and December 25, 1999............................            1,000            827
  Inventories..............................................................              311            293
  Prepaid expenses, deferred income taxes and other current assets.........              154            183
                                                                                      ------         ------
          Total Current Assets.............................................            1,750          1,493

Property, plant and equipment, net.........................................            2,296          2,218
Intangible assets, net.....................................................            3,726          3,819
Other assets...............................................................               78             89
                                                                                      ------         ------
           Total Assets....................................................           $7,850         $7,619
                                                                                      ======         ======

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and other current liabilities...........................           $1,041         $  924
  Short-term borrowings....................................................               24             23
                                                                                      ------         ------
          Total Current Liabilities........................................            1,065            947

Long-term debt.............................................................            3,270          3,268
Other liabilities..........................................................              430            385
Deferred income taxes......................................................            1,128          1,178
Minority interest..........................................................              307            278
                                                                                      ------         ------
          Total Liabilities................................................            6,200          6,056

Shareholders' Equity
   Common stock, par value $.01 per share:
       Authorized 300 shares, issued 155 shares............................                2              2
   Additional paid-in capital..............................................            1,736          1,736
   Retained earnings.......................................................              354            138
   Accumulated other comprehensive loss....................................             (257)          (223)
   Treasury stock: 9 shares and 5 shares at September 2, 2000 and December
      25, 1999, respectively...............................................             (185)           (90)
                                                                                      ------         ------
          Total Shareholders' Equity.......................................            1,650          1,563
                                                                                      ------         ------
           Total Liabilities and Shareholders' Equity......................           $7,850         $7,619
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

     Prior to our formation, we were an operating unit of PepsiCo, Inc. ("PepsiCo"). On March 31, 1999, we offered 100,000,000 shares of PBG common stock for sale at $23 per share in an initial public offering generating $2,208 million in net proceeds. These proceeds were used to repay obligations to PepsiCo and fund acquisitions. Subsequent to the offering, PepsiCo owned and continues to own 55,005,679 shares of common stock, consisting of 54,917,329 shares of common stock and 88,350 shares of Class B common stock. PepsiCo's ownership has increased from 35.4% on March 31, 1999 to 37.8% of the outstanding common stock at September 2, 2000 as a result of net repurchases of 9.3 million shares under our share repurchase program, which began in October 1999. PepsiCo also owns 100% of the outstanding Class B common stock, together representing 45.9% of the voting power of all classes of our voting stock. In addition, PepsiCo owns 7.1% of the equity of Bottling Group, LLC, our principal operating subsidiary, giving PepsiCo economic ownership of 42.2% of our combined operations at September 2, 2000.

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

     The accompanying Condensed Consolidated Balance Sheet at September 2, 2000, the Condensed Consolidated Statements of Operations for the 12 and 36-weeks ended September 2, 2000 and September 4, 1999 and the Condensed Consolidated Statements of Cash Flows for the 36-weeks ended September 2, 2000 and September 4, 1999 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 25, 1999 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

Note 2 - New Accounting Standards
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     In July 1999, the FASB issued Financial Accounting Standard 137, delaying the implementation of SFAS 133 for one year. SFAS 133 will now be effective for our first quarter of fiscal year 2001. In June 2000, the FASB issued Statement of Financial Accounting Standard 138, amending the accounting and reporting standards of SFAS 133.

     While the impact of the adoption of these pronouncements is dependent on the fair value of our derivatives and related financial instruments on the date of adoption, it is not expected to have a material impact on our results of operations.

Note 3 - Seasonality of Business
     The results for the third quarter and first 36-weeks are not necessarily indicative of the results that may be expected for the full year because of business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation, amortization and interest, which are not significantly impacted by business seasonality.

Note 4 - Inventories

                                                                   September       December
                                                                    2, 2000        25, 1999
                                                                    -------        --------

Raw materials and supplies...................................       $  119          $  110
Finished goods...............................................          192             183
                                                                    ------          ------
                                                                    $  311          $  293
                                                                    ======          ======

Note 5 - Property, Plant and Equipment, net
                                                                   September       December
                                                                    2, 2000        25, 1999
                                                                    -------        --------

Land.........................................................       $  144          $  145
Buildings and improvements...................................          870             852
Production and distribution equipment........................        2,146           2,112
Marketing equipment..........................................        1,713           1,596
Other........................................................           89              84
                                                                    ------          ------
                                                                     4,962           4,789
Accumulated depreciation.....................................       (2,666)         (2,571)
                                                                    ------          ------
                                                                    $2,296          $2,218
                                                                    ======          ======

                                      -6-

Note 6 - Comprehensive Income
                                                          12-weeks Ended                36-weeks Ended
                                                          --------------                --------------
                                                     September      September      September     September
                                                      2, 2000        4, 1999        2, 2000       4, 1999
                                                      -------        -------        -------       -------

Net income........................................    $  123         $   92         $  225         $  109
Currency translation adjustment...................       (13)            (8)           (34)            (4)
Minimum pension liability adjustment..............         -              -              -             19
                                                      ------         ------         ------         ------
Comprehensive Income..............................    $  110         $   84         $  191         $  124
                                                      ======         ======         ======         ======

Note 7 - Comparability of Results
Asset Lives
-----------
     At the beginning of fiscal year 2000, we changed the estimated useful lives of certain categories of assets primarily to reflect the success of our preventive maintenance programs in extending the useful lives of these assets. The changes, which are detailed in the table below, lowered total depreciation cost by $16 million, or $0.06 per diluted share, and $48 million, or $0.18 per diluted share, for the 12 and 36-weeks ended September 2, 2000, respectively.

                                                         Estimated Useful Lives
                                                         ----------------------
                                                               (in years)
                                                               ----------
                                                           2000          1999
                                                           ----          ----
Manufacturing equipment...............................      15             10
Heavy fleet...........................................      10              8
Fountain dispensing equipment.........................       7              5
Small specialty coolers and marketing equipment.......       3         5 to 7

Initial Public Offering
-----------------------
     The 1999 financial information for the period prior to our initial public offering has been carved out from the financial statements of PepsiCo using the historical results of operations and assets and liabilities of our business. The Condensed Consolidated Financial Statements reflect certain costs that may not necessarily be indicative of the costs we would have incurred had we operated as an independent, stand-alone entity from the beginning of 1999. These costs include an allocation of PepsiCo corporate overhead and interest expense, and income taxes:

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

The amounts of the historical allocations described above are as follows:

                                                                        1999
                                                                        ----
     Corporate overhead expense...................................      $  3
     Interest expense.............................................      $ 28
     PepsiCo weighted-average interest rate.......................       5.8%


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

Note 8 - Non-cash Compensation Charge
     In connection with the consummation of our initial public offering, substantially all non-vested PepsiCo stock options held by our employees vested. As a result, we incurred a $45 million non-cash compensation charge in the second quarter of 1999 ($29 million after tax or $0.19 per share based on pro forma weighted-average shares outstanding), equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.

Item 2.

Management's  Discussion  and Analysis of Results of  Operations  and  Financial
-------------------------------------------------------------------------------
Condition
---------
Overview
     Since becoming a public company through an initial public offering on March 31, 1999, The Pepsi Bottling Group, Inc. (collectively referred to as "PBG," "we," "our" and "us") has made substantial progress against our key objectives - fixing the economics of our take-home business, aggressively growing our high-margin cold drink volume and sharply improving our international business. This trend has continued in the third quarter:

o We delivered 13% and 16% constant territory EBITDA growth in the third quarter and first 36-weeks of 2000, respectively.

o We delivered third quarter, constant territory volume growth of nearly 2%. On a year-to-date basis, worldwide constant territory volume grew 1%.

o We delivered $0.82 in diluted earnings per share in the third quarter, an increase of $0.23 over 1999. On a year-to-date basis, diluted earnings per share grew $0.62 from $0.89 to $1.51 after adjusting the number of shares outstanding in 1999 and excluding a 1999 non-cash compensation charge.

o We generated $204 million of operating free cash flow in the first 36-weeks of 2000, $112 million better than the prior year.

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

Comparability of Results
Asset Lives
-----------
     At the beginning of fiscal year 2000, we changed the estimated useful lives of certain categories of assets primarily to reflect the success of our preventive maintenance programs in extending the useful lives of these assets. The changes, which are detailed in Note 7 to the Condensed Consolidated Financial Statements, lowered total depreciation cost by $16 million, or $0.06 per diluted share, and $48 million, or $0.18 per diluted share, for the 12 and 36-weeks ended September 2, 2000, respectively. We anticipate that this change will reduce full year 2000 depreciation expense by approximately $70 million equivalent to $0.27 per diluted share.

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

Results of Operations
---------------------

                                        Reported  and Constant
                                           Territory Change
                                           ----------------
                                          September 2, 2000
                                          -----------------
                                        12-weeks     36-weeks
                                        --------     --------
     EBITDA..............................   13%          16%
     Volume..............................    2%           1%
     Net Revenue per Case................    3%           4%

EBITDA
     Reported EBITDA was $365 million and $845 million in the third quarter and first 36-weeks of 2000, respectively, representing a 13% and 16% increase over the same periods of 1999. This growth was a reflection of strong pricing in U.S. foodstores, an increased mix of higher margin cold drink volume, favorable cost of sales trends and continued growth in our operations outside the U.S., particularly in Russia.

Volume
     Our worldwide physical case volume grew nearly 2% in the quarter and 1% year-to-date on both a reported and constant territory basis. In the U.S., reported volume turned positive in the quarter and was flat year-to-date. On a constant territory basis, U.S. volume was positive in the quarter with year-to-date volume down 1% as growth in our cold drink segment was offset by declines in our take home business. Our cold drink trends reflect our successful placement of cold drink equipment as our net placements have continued at a rate which should allow us to meet our 2000 North American target of 150,000 net placements. While take-home volume remained lower in the quarter and first 36-weeks of 2000 reflecting the effect of our price increases in that segment, volume growth began to improve toward the end of the third quarter.

     Outside the U.S., our constant territory volumes remained strong, growing 6% in both the quarter and year-to-date, led by Russia where we have aggressively reestablished brand Pepsi, introduced our own line of value brand beverage products (Fiesta) and continued to increase distribution of our water products. Partially offsetting the growth in Russia were volume declines in Canada resulting from significant price increases in foodstores in that country.

Net Revenues
     Third quarter net revenues were $2,125 million, a more than 4% increase over the prior year. Year-to-date net revenues grew by 5% to $5,583 million. On a constant territory basis, worldwide net revenue per case grew 3% and 4% in the quarter and for the first 36-weeks of 2000, respectively. These increases were driven by strong pricing, particularly in U.S. foodstores, and an increased mix of higher-revenue cold drink volume. Reported net revenues and net revenue per case were lowered by approximately 1 percentage point due to currency translations in both the quarter and 36-weeks ended September 2, 2000.

Cost of Sales
     Cost of sales was essentially flat for both the quarter and year-to-date when compared to the same periods of 1999. On a per case basis, cost of sales was more than 1% better in the quarter and 1% year-to-date. Included in the current year costs is the favorable impact from the change in our estimated useful lives of manufacturing assets, which totaled $8 million and $25 million in the third quarter and first 36-weeks of 2000, respectively. Currency translations had an approximately 1 percentage point favorable impact on the third quarter and year-to-date results. Excluding the effects of the change in depreciation lives and currency translations, cost of sales on a per case basis were almost 2% higher in the quarter and year-to-date, as higher U.S. concentrate costs were partially offset by favorable packaging and sweetener costs.


Selling, delivery and administrative expenses
     Selling, delivery and administrative expenses grew $37 million, or 6%, in the third quarter, bringing year-to-date growth to $128 million, or 7%, over the comparable periods in 1999. Current year costs include the favorable impact from the change in our estimated useful lives of selling and delivery assets and currency translations. Depreciation expense was lower by $8 million and $23 million in the third quarter and first 36-weeks of 2000, respectively, as a result of the changes in estimated useful lives. Currency translations had a 1 percentage point favorable impact on the third quarter and year-to-date results. Excluding the effects of the change in depreciation lives and currency translations, selling, delivery and administrative expenses were 8% higher in the quarter and 9% higher year-to-date, primarily reflecting our continued heavy investment in our North American cold drink infrastructure resulting in additional headcount, delivery routes and depreciation. In addition, higher marketing and advertising costs to promote our products and higher performance based compensation costs including costs associated with our previously announced 401(k) plan contributed to the cost growth.

Interest expense, net
     Interest expense was flat in the quarter and decreased $8 million year-to-date primarily reflecting lower external debt outside the U.S. in the first half of 2000.

Non-cash Compensation Charge
     In connection with the consummation of our initial public offering, substantially all non-vested PepsiCo stock options held by our employees vested. As a result, we incurred a $45 million non-cash compensation charge in the second quarter of 1999 ($29 million after tax or $0.19 per share based on pro forma weighted-average shares outstanding), equal to the difference between the market price of the PepsiCo capital stock and the exercise price of these options at the vesting date.

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

Provision for Income Taxes
     Our full year forecasted tax rate for 2000 is 37% and this rate has been applied to our 2000 results. This rate corresponds to an effective tax rate, excluding any unusual impairment and other charges and credits, of 38% in 1999. The one point decrease is primarily due to the reduced impact of fixed non-deductible expenses on higher anticipated pre-tax income in 2000.

Earnings Per Share


                                                               12-weeks Ended            36-weeks Ended
                                                               --------------            --------------
                                                           September    September    September    September
                                                            2, 2000      4, 1999      2, 2000      4, 1999
                                                            -------      -------      -------      -------
Basic earnings per share on reported net income..........   $ 0.84       $ 0.59       $ 1.52       $ 0.93
Average shares outstanding (millions)....................      147          155          148          117

Diluted earnings per share on reported net income........   $ 0.82       $ 0.59       $ 1.51       $ 0.93
Average shares outstanding (millions)....................      149          155          149          117

     Diluted earnings per share reflect the potential dilution that could occur if stock options from our stock compensation plan were exercised or converted into common stock that would then participate in net income. Our significant share price improvement during 2000 has resulted in $0.02 per share of dilution in the quarter and $0.01 per share of dilution year-to-date.

     Our historical capital structure is not representative of our current structure due to our initial public offering. In 1999, immediately preceding the offering, we had 55 million shares of common stock outstanding. In connection with the offering, we sold 100 million shares of common stock to the public and used the $2.2 billion of proceeds to repay obligations to PepsiCo and to fund acquisitions.

     The table below sets forth 1999 earnings per share adjusted for the initial public offering assuming 155 million shares had been outstanding for the entire period presented. Shares outstanding in 2000 reflect the effect of our share repurchase program, which began in October 1999 when our Board of Directors authorized the repurchase of up to 10 million shares of our common stock. In the second quarter of 2000, our Board of Directors authorized the repurchase of an additional 5 million shares. Approximately 1.3 million shares were repurchased in the third quarter of 2000 with a total of over 9 million shares repurchased since the program began.





                                                                 12-weeks Ended           36-weeks Ended
                                                                 --------------           --------------
                                                           September      September    September   September
                                                            2, 2000        4, 1999     2, 2000      4, 1999
                                                            -------        -------     -------      -------
Diluted earnings per share on reported net income.......    $ 0.82         $ 0.59      $ 1.51       $ 0.70
Pro forma average shares outstanding (millions).........       149            155         149          155

Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operating activities increased $114 million to $548 million in the first 36-weeks of 2000 driven by strong EBITDA growth combined with improved working capital trends.

     Net cash used by investments decreased by $162 million from $508 million at the end of the third quarter of 1999 to $346 million in the first 36-weeks of 2000, primarily due to acquisition spending, which was $164 million lower in 2000. Capital expenditures decreased by $29 million, or 8%, as increases in the U.S. associated with our cold drink strategy were offset by decreases outside the U.S.

     Net cash (used) provided by financing decreased from a source of $204 million in 1999 to a use of $101 million in 2000. This decrease resulted from net cash received from IPO activities in 1999 coupled with $95 million of share repurchases in 2000.

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

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a) Annual Meeting of Shareholders of The Pepsi Bottling Group, Inc. was held on May 24, 2000.

(b) The names of all directors are set forth in (c) below. The proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There no solicitations in opposition to the nominees as listed in the proxy and all such nominees were elected.

(c) A brief description of each matter voted on and the number of votes cast are as follows:

                                                   Number of Shares (millions)
                                                   ---------------------------
                                                                             Broker
Description of Proposals                        For    Against    Abstain   Non-votes
------------------------                        ---    -------    -------   ---------
1) Election of Directors
     Linda G. Alvarado                           158      N/A          1      N/A
     Barry H. Beracha                            159      N/A          1      N/A
     John T. Cahill                              159      N/A          1      N/A
     Thomas W. Jones                             159      N/A          1      N/A
     Thomas H. Kean                              159      N/A          1      N/A
     Susan D. Kronick                            159      N/A          1      N/A
     Robert F. Sharpe, Jr.                       158      N/A          1      N/A
     Karl M. von der Heyden                      158      N/A          1      N/A
     Craig E. Weatherup                          159      N/A          1      N/A

2) Approval of the PBG Long-Term Incentive Plan  143       10          -        6
3) Approval of the PBG Executive Incentive
     Compensation Plan                           155        4          -      N/A
4) Approval of the appointment of KPMG LLP as
     independent auditors                        159        -          -      N/A


                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors
The Pepsi Bottling Group, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of The Pepsi Bottling Group, Inc. as of September 2, 2000, and the related Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended September 2, 2000 and September 4, 1999 and the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 2, 2000 and September 4, 1999. These Condensed Consolidated Financial Statements are the responsibility of The Pepsi Bottling Group, Inc.'s management.

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



New York, New York
October 4, 2000

PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.           Exhibits and Reports on Form 8-K
                  (a)  Exhibits

                      See Index to Exhibits on page 18.

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.







                                                  THE PEPSI BOTTLING GROUP, INC.
                                                  ------------------------------
                                                                    (Registrant)






Date:      October 16, 2000                                    Andrea L. Forster
           ----------------                                    -----------------
                                                              Vice President and
                                                                      Controller






Date:      October 16, 2000                                 Lionel L. Nowell III
           ----------------                                 --------------------
                                                    Executive Vice President and
                                                         Chief Financial Officer

                               INDEX TO EXHIBITS
                                   ITEM 6 (a)



EXHIBITS
--------
Exhibit 11              Computation of Basic and Diluted Earnings Per Share

Exhibit 27.1            Financial Data Schedule 36-weeks ended September 2, 2000

EXHIBIT 11
                         The Pepsi Bottling Group, Inc.
               Computation of Basic and Diluted Earnings Per Share
                      (in millions, except per share data)

                                                                   12-weeks Ended            36-weeks Ended
                                                                   --------------            --------------
                                                               9/02/00       9/04/99     9/02/00       9/04/99
                                                               -------       -------     -------       -------
Number of shares on which basic earnings per share is based:
  Average outstanding during period................             147         155           148             117

  Add - Incremental shares under stock
    compensation plans.............................               2           -             1               -
                                                              -----       -----         -----           -----
Number of shares in which diluted
  earnings per share is based......................             149         155           149             117

Net earnings applicable to common
   shareholders (millions).........................           $ 123       $  92         $ 225           $ 109

Net earnings on which diluted earnings
   per share is based (millions)...................           $ 123       $  92         $ 225           $ 109

Basic earnings per share...........................           $0.84       $0.59         $1.52           $0.93

Diluted earnings per share.........................           $0.82       $0.59         $1.51           $0.93
