Form 10-K
period 2000-12-30
PEPSI BOTTLING GROUP INC
filed 2001-03-28
CIK 1076405

                                                                     NO. 1-14893
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K
                                  ANNUAL REPORT
          Pursuant to Section 13 of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 30, 2000

                                   ----------
                         THE PEPSI BOTTLING GROUP, INC.
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934: NONE

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X      NO
                                             -------     -----

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

                THE NUMBER OF SHARES OF THE PEPSI BOTTLING GROUP, INC. CAPITAL STOCK OUTSTANDING AS OF MARCH 12, 2001 WAS 144,480,514. THE AGGREGATE MARKET VALUE OF THE PEPSI BOTTLING GROUP, INC. CAPITAL STOCK HELD BY NON-AFFILIATES OF THE PEPSI BOTTLING GROUP, INC. AS OF MARCH 12, 2001 WAS $3,639,388,913.

DOCUMENTS OF WHICH PORTIONS                       PARTS OF FORM 10-K INTO WHICH PORTION
ARE INCORPORATED BY REFERENCE                     OF DOCUMENTS ARE INCORPORATED
-----------------------------                     -----------------------------
ANNUAL REPORT TO SHAREHOLDERS                                   I, II

PROXY STATEMENT FOR THE PEPSI BOTTLING GROUP,                    III
INC. MAY 23, 2001 ANNUAL MEETING OF SHAREHOLDERS

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    The Pepsi Bottling Group, Inc. ("PBG") was incorporated in Delaware in January, 1999 as a wholly-owned subsidiary of PepsiCo, Inc. ("PepsiCo") to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of February 21, 2001, PepsiCo's ownership represented 37.9% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 46.2% of the voting power of all classes of PBG's voting stock. PepsiCo also owns 7.1% of the equity interest of Bottling Group, LLC, PBG's principal operating subsidiary, giving PepsiCo economic ownership of 42.4% of PBG's combined operations. We refer to our publicly traded common stock as "Common Stock" and, together with our Class B common stock, as our "Capital Stock." When used in this Report, "PBG," "we," "us" and "our" each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC, which we refer to as "Bottling LLC."

PRINCIPAL PRODUCTS

    PBG is the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. Pepsi-Cola beverages sold by us include PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, LIPTON BRISK, LIPTON'S ICED TEA, PEPSI ONE, SLICE, MUG, AQUAFINA, STARBUCKS FRAPPUCCINO, FRUITWORKS, SIERRA MIST and, outside the U.S., 7UP, PEPSI MAX, MIRINDA and KAS. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states, the District of Columbia, eight Canadian provinces, Spain, Greece and Russia. In some of our territories, we also have the right to manufacture, sell and distribute soft drink products of other companies, including DR PEPPER and 7UP in the U.S. Approximately 80% of our volume is sold in the United States, and the remaining 20% is sold in Canada, Spain, Greece and Russia. We have an extensive distribution system in the United States and Canada. In Russia, Spain and Greece, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.

RAW MATERIALS AND OTHER SUPPLIES

    PBG purchases the concentrates to manufacture Pepsi-Cola beverages and other soft drink products from PepsiCo and other soft-drink companies.

    In addition to concentrates, we purchase sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials and carbon dioxide. We generally purchase our raw materials, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of such raw materials. The Pepsi beverage agreements provide that, with respect to the soft drink products of PepsiCo, all authorized containers, closures, cases, cartons and other packages and labels may be purchased only from manufacturers approved by PepsiCo. There are no materials or supplies used by PBG that are currently in short supply. The supply or cost of specific materials could be adversely affected by price changes, strikes, weather conditions, governmental controls or other factors.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

    Our portfolio of beverage products includes some of the best recognized trademarks in the world and include PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, LIPTON BRISK, LIPTON'S ICED TEA, PEPSI ONE, SLICE, MUG, AQUAFINA, STARBUCKS FRAPPUCCINO and outside the U.S., 7UP, PEPSI MAX, KAS and MIRINDA. The majority of our volume is derived from brands licensed from PepsiCo or PepsiCo joint ventures. In some of our territories, we also have the right to manufacture, sell and distribute soft drink products of other companies, including DR PEPPER and 7UP in the U.S.

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

    The master bottling agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the master bottling agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2000, PepsiCo approved our annual plan.

    If we carry out our annual plan in all material respects, we will be deemed to have satisfied our obligations to push vigorously the sale of the cola beverages, increase and fully meet the demand for the cola beverages in our territories and maintain the financial capacity required under the master bottling agreement. Failure to present a plan or carry out approved plans in all material respects would constitute an event of default that, if not cured within 120 days of notice of the failure, would give PepsiCo the right to terminate the master bottling agreement.

    If we present a plan that PepsiCo does not approve, such failure shall constitute a primary consideration for determining whether we have satisfied our obligations to maintain our financial capacity, push vigorously the sale of the cola beverages and increase and fully meet the demand for the cola beverages in our territories.

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

    Under the master bottling agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell PEPSI trademarked cola beverages within a specific area--currently representing approximately 13.66% of PepsiCo's U.S. bottling system in terms of volume--if we have successfully negotiated the acquisition and, in PepsiCo's reasonable judgment, satisfactorily performed our obligations under the master bottling agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell PEPSI trademarked cola beverages outside of that specific area without PepsiCo's prior written approval.

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

    An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of our voting securities without the consent of PepsiCo. As of February 21, 2001, no shareholder of PBG, other than PepsiCo, holds more than 7.1% of our Common Stock.

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

    Terms of the Non-Cola Bottling Agreements. The beverage products covered by the non-cola bottling agreements are beverages licensed to us by PepsiCo, consisting of MOUNTAIN DEW, DIET MOUNTAIN DEW, SLICE, SIERRA MIST, FRUITWORKS, MUG root beer and cream soda and ALL SPORT. The non-cola bottling agreements contain provisions that are similar to those contained in the master bottling agreement with respect to pricing, territorial restrictions, authorized containers, planning, quality control, transfer restrictions, term, and related matters. Our non-cola bottling agreements will terminate if PepsiCo terminates our master bottling agreement. The exclusivity provisions contained in the non-cola bottling agreements would prevent us from manufacturing, selling or distributing beverage products which imitate, infringe upon, or cause confusion with, the beverage products covered by the non-cola bottling agreements. PepsiCo may also elect to discontinue the manufacture, sale or distribution of a non-cola beverage and terminate the applicable non-cola bottling agreement upon six months notice to us.

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

    Terms of the Master Syrup Agreement. The master syrup agreement grants us the exclusive right to manufacture, sell and distribute fountain syrup to local customers in our territories. The master syrup agreement also grants us the right to act as a manufacturing and delivery agent for national accounts within our territories that specifically request direct delivery without using a middleman. In addition, PepsiCo may appoint us to manufacture and deliver fountain syrup to national accounts that elect delivery through independent distributors. Under the master syrup agreement, we will have the exclusive right to service fountain equipment for all of the national account customers within our territories. The master syrup agreement provides that the determination of whether an account is local or national is at the sole discretion of PepsiCo.

    The master syrup agreement contains provisions that are similar to those contained in the master bottling agreement with respect to pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The master syrup agreement has an initial term of five years and is automatically renewable for additional five-year periods unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the master syrup agreement without cause at the conclusion of the initial five-year period or at any time during a renewal term upon twenty-four months notice. In the event PepsiCo terminates the master syrup agreement without cause, PepsiCo is required to pay us the fair market value of our rights under such agreement.

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

SEASONALITY

    Our peak season is the warm summer months beginning with Memorial Day and ending with Labor Day. Approximately 80% of our operating income is typically earned during the second and third quarters. Over 70% of cash flow from operations is typically generated in the third and fourth quarters.

COMPETITION

    The carbonated soft drink market and the non-carbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label soft drinks sold in chain stores. We compete primarily on the basis of advertising and marketing programs to create brand awareness, price and promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. We believe that brand recognition, availability and consumer and customer goodwill are primary factors affecting our competitive position.

GOVERNMENTAL REGULATION APPLICABLE TO PBG

    Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies as well as foreign government entities. As a producer of food products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations, including, in the United States, those of the federal Food, Drug and Cosmetic Act. The operations of our production and distribution facilities are subject to the laws and regulations of, among other agencies, the Department of Transportation, and various federal, state and local occupational and environmental laws. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act and laws relating to the operation, maintenance of and financial responsibility for, fuel storage tanks. We believe that our current legal, operational and environmental compliance programs adequately address such concerns and that we are in substantial compliance with applicable laws and regulations. We do not anticipate making any material expenditures in connection with environmental remediation and compliance. However, compliance with, or any violation of, current and future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business, financial condition and results of operations.

    Bottle and Can Legislation

    In all but a few of our United States and Canadian markets, we offer our bottle and can beverage products in non-refillable containers. Legislation has been enacted in certain states and Canadian provinces where we operate that generally prohibits the sale of certain beverages unless a deposit or levy is charged for the container. These include Connecticut, Delaware, Maine, Massachusetts, Michigan, New York, Oregon, California, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia and Quebec.

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

    The European Commission issued a packaging and packing waste directive that was incorporated into the national legislation of most member states. This has resulted in targets being set for the recovery and recycling of household, commercial and industrial packaging waste and imposes substantial responsibilities upon bottlers and retailers for implementation.

    We are not aware of similar material legislation being proposed or enacted in any other areas served by us. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

    Soft Drink Excise Tax Legislation

    Specific soft drink excise taxes have been in place in certain states for several years. The states in which we operate that currently impose such a tax are West Virginia, Arkansas, South Carolina, Tennessee and, with respect to fountain syrup only, Washington. Although soft drink excise tax is currently in effect in South Carolina, new legislation has been enacted that phases out such taxes by the end of July 2002.

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

    California Carcinogen and Reproductive Toxin Legislation

    A California law requires that any person who exposes another to a carcinogen or a reproductive toxin must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all manufacturers of food products are confronted with the possibility of having to provide warnings due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. We have assessed the impact of the law and its implementing regulations on our beverage products and have concluded that none of our products currently require a warning under the law. We cannot predict whether or to what extent food industry efforts to minimize the law's impact on food products will succeed. We also cannot predict what impact, either in terms of direct costs or diminished sales, imposition of the law may have.

EMPLOYEES

    As of December 30, 2000, we employed approximately 35,700 full-time workers, of whom approximately 29,000 were employed in the United States. Approximately 8,500 of our full-time workers in the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements with the exception of a labor dispute at our facility located in Burnsville, Minnesota, which was successfully resolved on August 28, 2000.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

    For financial information on industry segments and operations in geographic areas, see Note 15 to PBG's Consolidated Financial Statements, found on page 50 of our Annual Report to Shareholders for the year ended December 30, 2000, which is incorporated herein by reference and is included as Exhibit 13 hereto.

ITEM 2. PROPERTIES

    We operate 67 soft drink production facilities worldwide, of which 60 are owned and 7 are leased. Of PBG's 320 distribution facilities, 258 are owned and 62 are leased. We believe that our bottling, canning and syrup filling lines and our distribution facilities are sufficient to meet present needs.

    We also own or lease and operate approximately 20,000 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our soft drink products. We also own more than 1.1 million soft drink dispensing and vending machines.

    With a few exceptions, leases of plants in the United States and Canada are on a long-term basis, expiring at various times, with options to renew for additional periods. Most international plants are leased for varying and usually shorter periods, with or without renewal options. We believe that our properties are in good operating condition and are adequate to serve our current operational needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is information pertaining to the executive officers of PBG as of February 21, 2001:

CRAIG E. WEATHERUP, 55, is currently the Chairman of our Board and our Chief Executive Officer. Mr. Weatherup served on the Board of Directors of PepsiCo from 1996 until March 1999. Prior to becoming our Chairman and Chief Executive Officer, he served as Chairman and Chief Executive Officer of the Pepsi-Cola Company since July 1996. He was appointed President of the Pepsi-Cola Company in 1988, President and Chief Executive Officer of Pepsi-Cola North America in 1991, and served as PepsiCo's President in 1996. Mr. Weatherup is also a director of Federated Department Stores, Inc. and Starbucks Corporation. We expect that later in 2001, Mr. Cahill will be elected as PBG's new Chief Executive Officer, while Mr. Weatherup will continue to serve as our Chairman.

JOHN T. CAHILL, 43, is currently our President and Chief Operating Officer and has been designated to succeed Mr. Weatherup as Chief Executive Officer in late 2001. Mr. Cahill has been a member of our Board of Directors since January 1999 and served as our Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996.

ERIC J. FOSS, 42, is currently our Executive Vice President and General Manager, PBG North America. From October 1999 until August 2000, he served as our Senior Vice President, U.S. Sales and Field Operations, and prior to that, he was our Senior Vice President, Sales and Field Marketing, since March 1999. Mr. Foss joined Pepsi-Cola in 1982 and has held a variety of other field and headquarters-based sales, marketing and general management positions. From 1994 to 1996, Mr. Foss was General Manager of Pepsi-Cola North America's Great West Business Unit. In 1996, Mr. Foss was named General Manager for the Central Europe Region for Pepsi-Cola International, a position he held until joining PBG in March 1999.

PAMELA C. MCGUIRE, 53, has been our Senior Vice President, General Counsel and Secretary since November 1998. Ms. McGuire joined PepsiCo in 1977 and served as Vice President and Division Counsel of Pepsi-Cola from 1989 to March 1998, when she was named Vice President and Associate General Counsel of the Pepsi-Cola Company.

LIONEL L. NOWELL, III, 45, has been our Executive Vice President and Chief Financial Officer since August 2000. Mr. Nowell joined PBG from PepsiCo, where he served as Senior Vice President and Controller since 1999. Prior to joining PepsiCo, Mr. Nowell held senior finance, control and strategy positions at several major consumer products companies. At RJR Nabisco, he served as Senior Vice President, Strategy and Business Development. From 1991 to 1998, Mr. Nowell held a variety of senior financial positions at the Pillsbury division of Diageo PLC, including Chief Financial Officer of its Pillsbury North America, Pillsbury Foodservice and Haagen-Dazs units. In addition, Mr. Nowell held several finance positions at Pizza Hut, a former subsidiary of PepsiCo, from 1983 through 1991.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Stock Trading Symbol - PBG.

        Stock Exchange Listings - PBG's Common Stock is listed on the New York Stock Exchange. Our Class B common stock is not publicly traded.

        Shareholders - As of March 7, 2001, there were approximately 37,000 registered and beneficial shareholders of Common Stock. PepsiCo is the holder of all of the outstanding shares of Class B common stock.

        Dividend Policy - Quarterly cash dividends are usually declared in January, March, July and November and paid at the end of March, June, September and at the beginning of January. The dividend record dates for 2001 are expected to be March 9, June 8, September 7 and December 7.

        Cash Dividends Declared Per Share on Capital Stock:

Quarter       2000         1999
-------       ----         ----
1             $.02         N/A
2             $.02         $.02
3             $.02         $.02
4             $.02         $.02
              ----         ----
Total         $.08         $.06

        Stock Prices - The high, low and closing prices for a share of PBG Common Stock on the New York Stock Exchange, as reported by Bloomberg Service, for each fiscal quarter of 2000 and 1999 were as follows (in dollars):

 2000                    High               Low           Close
 ----                    ----               ---           -----
 First Quarter           22 15/16           16 1/4        20 1/4
 Second Quarter          27 1/4             18 1/16       27 1/16
 Third Quarter           33 3/16            26 1/2        31 7/16
 Fourth Quarter          42 1/4             28 5/16       39 13/16

 1999                    High               Low           Close
 ----                    ----               ---           -----
 First Quarter           NA                 NA            NA
 Second Quarter          24 1/8             20            22
 Third Quarter           24 1/2             18 15/16      19 7/8
 Fourth Quarter          19 3/16            15 13/16      16 1/8

ITEM 6. SELECTED FINANCIAL DATA

"Selected Financial and Operating Data" for the years 1995 through 2000, on page 54 of our Annual Report to Shareholders for the year ended December 30, 2000 is incorporated into this report by reference and is included as Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"Management's Financial Review" on pages 25 through 37 of PBG's Annual Report to Shareholders for the year ended December 30, 2000 is incorporated into this report by reference and is included as Exhibit 13 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

"Management's Financial Review -- Market Risks and Cautionary Statements" on pages 36 and 37 of our Annual Report to Shareholders for the year ended December 30, 2000 is incorporated herein by reference and is included as Exhibit 13 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of PBG and its subsidiaries are incorporated herein by reference to our Annual Report to Shareholders for the year ended December 30, 2000, included as Exhibit 13 hereto, at the pages indicated:

Consolidated Statements of Operations - Fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998 (page 29).

Consolidated Statements of Cash Flows - Fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998(page 33).

Consolidated Balance Sheets - December 30, 2000 and December 25, 1999 (page 34).

Consolidated Statements of Changes in Shareholders' Equity - Fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998 (page 38).

Notes to Consolidated Financial Statements (pages 39-51).

Report of Independent Auditors (page 53).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PBG

        The name, age and background of each of the PBG's directors nominated for election are contained under the caption "Election of Directors" in PBG's Proxy Statement for its 2001 Annual Meeting of Shareholders and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, the executive officers of PBG are reported in Part I of this Report.

        Executive officers are elected by PBG's Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have qualified. There are no family relationships among our executive officers.

ITEM 11. EXECUTIVE COMPENSATION

        Information on compensation of PBG's directors and executive officers is contained in PBG's Proxy Statement for its 2001 Annual Meeting of Shareholders under the captions "Directors' Compensation" and "Executive Compensation," respectively, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information on the number of shares of PBG Common Stock beneficially owned by each director and by all directors and officers as a group is contained under the captions "Ownership of Common Stock by Directors and Executive Officers" and "Stock Ownership of Certain Beneficial Owners" in PBG's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information relating to certain transactions between PBG, PepsiCo and their affiliates and certain other persons is set forth under the caption "Certain Relationships and Related Transactions" in PBG's 2001 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

        (a)    1.     Financial Statements. The following consolidated financial statements of PBG and its subsidiaries, included in our Annual Report to Shareholders for the year ended December 30, 2000, are incorporated by reference into Part II, Item 8 of this report:

        Consolidated Statements of Operations - Fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998.

        Consolidated Statements of Cash Flows - Fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998.

        Consolidated Balance Sheets - December 30, 2000 and December 25, 1999.

        Consolidated Statements of Changes in Shareholders' Equity - Fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998.

        Notes to Consolidated Financial Statements.

        Report of Independent Auditors.

               2. Financial Statement Schedule. The following financial statement schedule of PBG and its subsidiaries is included in this report on the page indicated:

                                                                               Page
                                                                               ----
Independent Auditors' Report on Schedule and Consent...........................F-2

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended
              December 30, 2000, December 25, 1999 and December 26, 1998 ......F-3

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

Dated:  March 22, 2001
                                         The Pepsi Bottling Group, Inc.


                                  By:    /s/ Craig E. Weatherup
                                         ----------------------
                                         Craig E. Weatherup
                                         Chairman of the Board and Chief
                                           Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Pepsi Bottling Group, Inc. and in the capacities and on the date indicated.

SIGNATURE                                 TITLE                           DATE

/s/ Craig E. Weatherup                    Chairman of the Board and       March 22, 2001
----------------------                    Chief Executive Officer
Craig E. Weatherup

/s/ John T. Cahill                        President, Chief Operating      March 22, 2001
------------------                        Officer and Director
John T. Cahill

/s/ Lionel L. Nowell, III                 Executive Vice President and    March 22, 2001
-------------------------                 Chief Financial Officer
Lionel L. Nowell, III                     (Principal Financial Officer)

/s/ Andrea L. Forster                     Vice President and Controller   March 22, 2001
---------------------                     (Principal Accounting Officer)
Andrea L. Forster

/s/ Linda G. Alvarado                     Director                        March 22, 2001
---------------------
Linda G. Alvarado

/s/ Barry H. Beracha                      Director                        March 22, 2001
--------------------
Barry H. Beracha

/s/ Thomas W. Jones                       Director                        March 22, 2001
-------------------
Thomas W. Jones

/s/ Thomas H. Kean                        Director                        March 22, 2001
------------------
Thomas H. Kean

/s/ Susan D. Kronick                      Director                        March 22, 2001
--------------------
Susan D. Kronick

/s/ Margaret D. Moore                     Director                        March 22, 2001
---------------------
Margaret D. Moore

/s/ Robert F. Sharpe, Jr.                 Director                        March 22, 2001
-------------------------
Robert F. Sharpe, Jr.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----
Independent Auditors' Report on Schedule and Consent.........................F-2
Schedule II - Valuation and Qualifying Accounts for the
  fiscal years ended December 30, 2000, December 25, 1999 and
  December 26, 1998 .........................................................F-3

                    INDEPENDENT AUDITORS' REPORT AND CONSENT



The Board of Directors and Shareholders
The Pepsi Bottling Group, Inc.:

Under date of January 30, 2001, we reported on the Consolidated Balance Sheets of The Pepsi Bottling Group, Inc., (the "Company") as of December 30, 2000 and December 25, 1999, and the related Consolidated Statements of Operations, Cash Flows and Changes in Shareholders' Equity for each of the fiscal years in the three-year period ended December 30, 2000, which are incorporated by reference in this Form 10-K. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related consolidated financial statement schedule included in this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to the use of reports included herein or incorporated herein by reference in the registration statements (Nos. 333-79357, 333-79369, 333-79375, 333-79365, 333-80647) on Form S-8 of The Pepsi Bottling Group, Inc.


/s/ KPMG LLP

New York, New York
March 28, 2001

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         THE PEPSI BOTTLING GROUP, INC.
                                   IN MILLIONS



                                                        ADDITIONS
                                               ----------------------------
                                  Balance At    Charged To     Charged To
                                  Beginning      Cost And         Other                          Balance At
    DESCRIPTION                   Of Period      Expenses      Accounts (a)   Deductions (b)   End Of Period
    -----------                   ---------      --------      ------------   --------------   -------------
FISCAL YEAR ENDED

DECEMBER 30, 2000
   Allowance for losses
        on trade accounts
        receivable ......            $48            $ 2            $--            $ 8            $42

DECEMBER 25, 1999
   Allowance for losses
        on trade accounts
        receivable ......            $46            $ 6            $ 3            $ 7            $48

DECEMBER 26, 1998
   Allowance for losses
        on trade accounts
        receivable ......            $45            $13            $--            $12            $46

------------------------
(a)     Represents recoveries of amounts previously written off.
(b)     Charge off of uncollectable accounts.

                                INDEX TO EXHIBITS
                                  ITEM 14(a)(3)

EXHIBIT
3.1 Articles of Incorporation of The Pepsi Bottling Group, Inc. ("PBG"), which are incorporated herein by reference to Exhibit 3.1 to PBG's
        Registration Statement on Form S-1 (Registration No. 333-70291).

3.2     By-Laws of PBG, which are incorporated herein by reference to Exhibit
        3.2 to PBG's Registration Statement on Form S-1 (Registration No.
        333-70291).

3.3 Amendment to Articles of Incorporation of PBG, which is incorporated herein by reference to Exhibit 3.3 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

4.1 Form of common stock certificate, which is incorporated herein by reference to Exhibit 4 to PBG's Registration Statement on Form S-1
        (Registration No. 333-70291).

4.2     Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings,
        Inc., PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 5 3/8% Senior Notes due 2004 and $1,300,000,000 5 5/8%
        Senior Notes due 2009, which is incorporated herein by reference to
        Exhibit 10.9 to PBG's Registration Statement on Form S-1 (Registration
        No. 333-70291).

4.3     First Supplemental Indenture dated as of February 8, 1999 among Pepsi
        Bottling Holdings, Inc., Bottling Group, LLC, PepsiCo, Inc. and The
        Chase Manhattan Bank, as trustee, supplementing the Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc.
        and The Chase Manhattan Bank, as trustee which is incorporated herein by reference to Exhibit 10.10 to PBG's Registration Statement on Form S-1
        (Registration No. 333-70291).

4.4 Indenture, dated as of March 8, 1999, by and among PBG, as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Notes due 2029, which is incorporated herein by reference to Exhibit 10.14 to PBG's
        Registration Statement on Form S-1 (Registration No. 333-70291).

4.5 U.S. $250,000,000 364 Day Credit Agreement, dated as of April 22, 1999 among PBG, Bottling Group, LLC, The Chase Manhattan Bank, Bank of
        America National Trust and Savings Association, Citibank, N.A., Credit
        Suisse First Boston, UBS AG, Lehman Commercial Paper Inc., Royal Bank of
        Canada, Banco Bilbao Vizcaya, Deutsche Bank AG New York Branch and/or
        Cayman Islands Branch, Fleet National Bank, Hong Kong & Shanghai Banking
        Corp., The Bank of New York, The Northern Trust Company, The Chase
        Manhattan Bank, as Agent, Chase Securities Inc. as Arranger and
        Nationsbanc Montgomery Securities LLC and Solomon Smith Barney Inc. as
        Co-Syndication Agents which is incorporated herein by reference to
        Exhibit 4.5 to PBG's Annual Report on Form 10-K for the year ended
        December 25, 1999.

4.6 U.S. $250,000,000 5 Year Credit Agreement, dated as of April 22, 1999 among PBG, Bottling Group, LLC, The Chase Manhattan Bank, Bank of
        America National Trust and Savings Association, Citibank, N.A., Credit
        Suisse First Boston, UBS AG, Lehman Commercial Paper Inc., Royal Bank of
        Canada, Banco Bilbao Vizcaya, Deutsche Bank AG New York Branch and/or
        Cayman Islands Branch, Fleet National Bank, Hong Kong & Shanghai Banking
        Corp., The Bank of New York, The Northern Trust Company, The Chase
        Manhattan Bank, as Agent, Chase Securities Inc. as Arranger and
        Nationsbanc Montgomery Securities LLC and Solomon Smith Barney Inc. as
        Co-Syndication Agents, which is incorporated herein by reference to
        Exhibit 4.6 to PBG's Annual Report on Form 10-K for the year ended
        December 25, 1999.

4.7 U.S. $250,000,000 364 Day Credit Agreement, dated as of May 3, 2000 among PBG, Bottling Group, LLC, The Chase Manhattan Bank, Bank of
        America, N.A., Citibank, N.A., Credit Suisse First Boston, UBS AG,
        Lehman Commercial Paper Inc., The Northern Trust Company, Deutsche Bank
        AG New York Branch and/or Cayman Islands Branch, Royal Bank of Canada,
        Banco Bilbao Vizcaya, Fleet National Bank, The Bank of New York, The
        Chase Manhattan Bank, as Agent, Salomon Smith Barney Inc and Banc of
        America Securities LLC as Co-Lead Arrangers and Book Managers and
        Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents.

10.1 Form of Master Bottling Agreement, which is incorporated herein by reference to Exhibit 10.1 to PBG's Registration Statement on Form S-1
        (Registration No. 333-70291).

10.2 Form of Master Syrup Agreement, which is incorporated herein by reference to Exhibit 10.2 to PBG's Registration Statement on Form S-1
        (Registration No. 333-70291).

10.3 Form of Non-Cola Bottling Agreement, which is incorporated herein by reference to Exhibit 10.3 to PBG's Registration Statement on Form S-1
        (Registration No. 333-70291).

10.4 Form of Separation Agreement, which is incorporated herein by reference to Exhibit 10.4 to PBG's Registration Statement on Form S-1
        (Registration No. 333-70291).

10.5 Form of Shared Services Agreement, which is incorporated herein by reference to Exhibit 10.5 to PBG's Registration Statement on Form S-1
        (Registration No. 333-70291).

10.6 Form of Tax Separation Agreement, which is incorporated herein by reference to Exhibit 10.6 to PBG's Registration Statement on Form S-1
        (Registration No. 333-70291).

10.7 Form of Employee Programs Agreement, which is incorporated herein by reference to Exhibit 10.7 to PBG's Registration Statement on Form S-1
        (Registration No. 333-70291).

10.8 PBG Executive Income Deferral Plan, which is incorporated herein by reference to Exhibit 10.8 to PBG's Annual Report on Form 10-K for the year ended December 25, 1999.

10.9 PBG 1999 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.9 to PBG's Annual Report on Form 10-K for the year ended December 25, 1999.

10.10   PBG Directors' Stock Plan, which is incorporated herein by reference to
        Exhibit 10.10 to PBG's Annual Report on Form 10-K for the year ended
        December 25, 1999.

10.11   PBG Stock Incentive Plan, which is incorporated herein by reference to
        Exhibit 10.11 to PBG's Annual Report on Form 10-K for the year ended
        December 25, 1999.

10.12   Amended PBG Executive Income Deferral Program.

10.13   PBG Long Term Incentive Plan.

12      Statement re Computation of Ratios.

13      PBG 2000 Annual Report to Shareholders. (Pages 25 through 54)

21      Subsidiaries of PBG.

24      Copy of Power of Attorney.

27.1    Financial Data Schedule for PBG for the fiscal year ended December 30,
        2000.

27.2    Restated Financial Data Schedule for PBG for the fiscal year ended
        December 25, 1999.