Form 10-Q
period 2001-03-24
PEPSI BOTTLING GROUP INC
filed 2001-05-07
CIK 1076405

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934 For the quarterly period ended March 24, 2001 (12 weeks)
                                                -------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

    For the transition period from                  to
                                      ------------    ------------
Commission file number  1-14893
                        -------



                         THE PEPSI BOTTLING GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                13-4038356
--------------------------                                      ------------
(State or other jurisdiction of                                    (I.R.S.
Employer incorporate or organization)                        Identification No.)

     One Pepsi Way, Somers, New York                                 10589
---------------------------------------                           ----------
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

Number of shares of Capital Stock outstanding as of April 20, 2001:
143,803,242

                            The Pepsi Bottling Group
                            ------------------------
                                      Index


                                                                                       Page No.
                                                                                       --------

Part I                Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Statements of Operations -
                           12 weeks ended March 24, 2001 and March 18, 2000                  2

                      Condensed Consolidated Statements of Cash Flows -
                           12 weeks ended March 24, 2001 and March 18, 2000                  3

                      Condensed Consolidated Balance Sheets -
                           March 24, 2001 and December 30, 2000                              4

                      Notes to Condensed Consolidated Financial Statements                 5-7

        Item 2.       Management's Discussion and Analysis of Results of
                           Operations and Financial Condition                             8-10

        Item 3.       Quantitative and Qualitative Disclosures About
                           Market Risk                                                      10

                      Independent Accountants' Review Report                                11

Part II               Other Information and Signatures


        Item 6.       Exhibits                                                              12


                         PART I - FINANCIAL INFORMATION

Item 1.
                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Operations in millions except per share amounts, unaudited


                                                                                              12 Weeks Ended
                                                                                              --------------
                                                                                        March 24,       March 18,
                                                                                           2001           2000
                                                                                        ---------       ---------
     Net Revenues................................................................        $1,647          $1,545
     Cost of sales...............................................................           882             845
                                                                                         ------          ------

     Gross Profit................................................................           765             700
     Selling, delivery and administrative expenses...............................           675             625
                                                                                         ------          ------

     Operating Income............................................................            90              75
     Interest expense, net.......................................................            44              45
     Minority interest...........................................................             5               3
                                                                                         ------          ------

     Income before income taxes..................................................            41              27
     Income tax expense..........................................................            15              10
                                                                                         ------          ------

     Net Income..................................................................        $   26          $   17
                                                                                         ======          ======

     Basic Earnings per Share....................................................        $ 0.18          $ 0.11
     Weighted-Average Shares Outstanding.........................................           145             149

     Diluted Earnings per Share..................................................        $ 0.17          $ 0.11
     Weighted-Average Shares Outstanding.........................................           150             149


     See accompanying notes to Condensed Consolidated Financial Statements.

                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited


                                                                                              12 Weeks Ended
                                                                                              --------------
                                                                                        March 24,       March 18,
                                                                                           2001           2000
                                                                                        ---------       --------

  Cash Flows - Operations

      Net income......................................................................     $  26          $  17
      Adjustments to reconcile net income to net cash provided by operations:
            Depreciation..............................................................        81             76
            Amortization..............................................................        30             30
            Deferred income taxes.....................................................         1            (11)
            Other non-cash charges and credits, net...................................        40             33
            Changes in operating working capital:
              Trade accounts receivable...............................................         2             (8)
              Inventories.............................................................       (33)            (7)
              Prepaid expenses and other current assets...............................         2            (13)
              Accounts payable and other current liabilities..........................      (120)          (115)
                                                                                           -----          -----
            Net change in operating working capital ..................................      (149)          (143)
                                                                                           -----          -----

    Net Cash Provided by Operations...................................................        29              2
                                                                                           -----          -----

    Cash Flows - Investments
       Capital expenditures...........................................................      (114)           (85)
       Other, net.....................................................................        (7)            (4)
                                                                                           -----          -----

    Net Cash Used for Investments.....................................................      (121)           (89)
                                                                                           -----          -----
    Cash Flows - Financing
       Short-term borrowings - three months or less...................................         9             19
       Payments of third-party debt...................................................        (1)            (8)
       Dividends paid.................................................................        (3)            (3)
       Treasury stock transactions....................................................       (54)           (29)
                                                                                           -----          -----

    Net Cash Used for Financing.......................................................       (49)           (21)
                                                                                           -----          -----
    Effect of Exchange Rate Changes on Cash and Cash Equivalents......................        (4)            (1)
                                                                                           -----          -----
    Net Decrease in Cash and Cash Equivalents.........................................      (145)          (109)
    Cash and Cash Equivalents - Beginning of Period...................................       318            190
                                                                                           -----          -----
    Cash and Cash Equivalents - End of Period.........................................     $ 173          $  81
                                                                                           =====          =====
    Supplemental Cash Flow Information
    Third-party interest and income taxes paid........................................     $ 100          $ 139
                                                                                           =====          =====


     See accompanying notes to Condensed Consolidated Financial Statements.

                         The Pepsi Bottling Group, Inc.
                      Condensed Consolidated Balance Sheets
                      in millions, except per share amounts

                                                                                (Unaudited)
                                                                                     March     December
                                                                                   24, 2001    30, 2000
                                                                                   --------    --------
Assets
Current Assets
  Cash and cash equivalents................................................          $  173     $  318
  Accounts receivable, less allowance of $43 and 42 at
        March 24, 2001 and December 30, 2000, respectively.................             782        796
  Inventories..............................................................             313        281
  Prepaid expenses and other current assets................................             172        189
                                                                                     ------     ------
          Total Current Assets.............................................           1,440      1,584

Property, plant and equipment, net.........................................           2,375      2,358
Intangible assets, net.....................................................           3,643      3,694
Other assets...............................................................              97        100
                                                                                     ------     ------
               Total Assets................................................          $7,555     $7,736
                                                                                     ======     ======
Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and other current liabilities...........................          $  809     $  941
  Short-term borrowings....................................................              35         26
                                                                                     ------     ------
          Total Current Liabilities........................................             844        967

Long-term debt.............................................................           3,274      3,271
Other liabilities..........................................................             485        474
Deferred income taxes......................................................           1,061      1,072
Minority interest..........................................................             309        306
                                                                                     ------     ------
          Total Liabilities................................................           5,973      6,090

Shareholders' Equity
   Common stock, par value $.01 per share:
       authorized 300 shares, issued 155 shares............................               2          2
   Additional paid-in capital..............................................           1,736      1,736
   Retained earnings.......................................................             378        355
   Accumulated other comprehensive loss....................................            (287)      (254)
   Treasury stock: 11 shares and 10 shares at March 24, 2001 and December 30,
     2000, respectively...................................................             (247)      (193)
                                                                                     ------     ------
          Total Shareholders' Equity.......................................           1,582      1,646
                                                                                     ------     ------
               Total Liabilities and Shareholders' Equity..................          $7,555     $7,736
                                                                                     ======     ======

     See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions
--------------------------------------------------------------------------------

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

     Prior to our formation, we were an operating unit of PepsiCo, Inc. ("PepsiCo"). On March 31, 1999, we offered 100 million shares of PBG common stock for sale at $23 per share in an initial public offering. As of March 24, 2001, PepsiCo's ownership consisted of 38.1% of our outstanding common stock and 100% of our outstanding Class B common stock, together representing 46.4% of the voting power of all classes of our voting stock. PepsiCo also owns 7.1% of the equity of Bottling Group, LLC, our principal operating subsidiary, giving PepsiCo economic ownership of 42.5% of our combined operations at March 24, 2001.

     The accompanying Condensed Consolidated Balance Sheet at March 24, 2001 and the Condensed Consolidated Statements of Operations and Cash Flows for the 12 weeks ended March 24, 2001 and March 18, 2000 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2000 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

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

Note 3 - Inventories

                                                                                  March      December
                                                                                 24, 2001    30, 2000
                                                                                 --------    --------

Raw materials and supplies.............................................           $  118        $  107
Finished goods.........................................................              195           174
                                                                                  ------        ------
                                                                                  $  313        $  281
                                                                                  ======        ======


Note 4 - Property, Plant and Equipment, net

                                                                                  March      December
                                                                                 24, 2001    30, 2000
                                                                                 --------    --------

Land...................................................................          $  144        $  145
Buildings and improvements.............................................             904           903
Manufacturing and distribution equipment...............................           2,219         2,186
Marketing equipment....................................................           1,758         1,745
Other..................................................................              93            89
                                                                                 ------        ------
                                                                                  5,118         5,068
Accumulated depreciation...............................................          (2,743)       (2,710)
                                                                                 ------        ------
                                                                                 $2,375        $2,358
                                                                                 ======        ======

Note 5 - New Accounting Standards
     We adopted the accounting and reporting standards of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, on the first day of fiscal year 2001. The adoption resulted in an increase in current assets of $4 million, a reduction of accumulated other comprehensive loss of $4 million and had no impact on our statement of operations.

     All derivatives are now recorded at fair value as either assets or liabilities in our consolidated balance sheet. Using qualifying criteria defined in SFAS 133, derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive loss until the underlying hedged item is recognized in earnings. The ineffective portion of fair value changes on qualifying hedges is recognized in earnings immediately and is recorded consistent with the expense classification of the underlying hedged item. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the balance sheet at fair value until settled but hedge accounting would be discontinued prospectively. If a forecasted transaction were no longer probable of occurring, amounts previously deferred in accumulated other comprehensive loss would be recognized immediately in earnings.

     On occasion, we may enter into a derivative instrument for which hedge accounting is not required because it is entered into to offset changes in the fair value of an underlying transaction recognized in earnings (natural hedge). These instruments are reflected in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

     As of March 24, 2001, our use of derivative instruments was limited to an interest rate swap, futures and options on futures contracts. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

Cash Flow Hedges
     We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use futures contracts and options on futures in the normal course of business to hedge the risk of adverse movements in commodity prices related to anticipated purchases of certain raw materials and fuel used in our operations. These contracts, which generally range from 1 to 12 months in duration, establish our commodity purchase prices within defined ranges in an attempt to limit our purchase price risk resulting from adverse commodity price movements and are designated as and qualify for cash flow hedge accounting treatment.

     During the first quarter of 2001, we recognized $2 million of deferred gains from our commodity hedging into income as inventory being hedged was sold. At March 24, 2001 a $2 million deferred loss remained in accumulated other comprehensive loss in our Condensed Consolidated Balance Sheet resulting from our commodity hedges. We anticipate that this loss, which totals $1 million on an after-tax basis, will be recognized in cost of sales in our Condensed Consolidated Statements of Operations over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in the first quarter of 2001.

Fair Value Hedges
     We finance a portion of our operations through fixed rate debt instruments. At March 24, 2001 our debt instruments primarily consisted of $3 billion of fixed rate long-term senior notes, 3% of which we converted to floating rate debt through the use of an interest rate swap with the objective of reducing our overall borrowing costs. This interest rate swap, which expires in 2004, is designated as and qualifies for fair value hedge accounting and is 100% effective in eliminating the interest rate risk inherent in our long-term debt as the notional amount, interest payment and maturity date of the swap matches the notional amount, interest payment and maturity date of the related debt. Accordingly, any market risk or opportunity associated with this swap is fully offset by the opposite market impact on the related debt. The first quarter 2001 change in fair value of the interest rate swap was a gain of $3 million, which was recorded in interest expense, net in our Condensed Consolidated Statements of Operations and prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. An offsetting $3 million loss was recorded in interest expense, net in our Condensed Consolidated Statements of Operations and in long-term debt in our Condensed Consolidated Balance Sheets representing the change in fair value in long-term debt in the first quarter of 2001.

Equity derivatives
     We use equity derivative contracts with financial institutions to hedge a portion of our deferred compensation liability which is based on our stock price. These prepaid forward contracts for the purchase of PBG common stock are accounted for as natural hedges. The earnings impact from these hedges is classified as selling, delivery and administrative expenses consistent with the expense classification of the underlying hedged item.

Note 6 - Comprehensive Income (Loss)

                                                                                    12 Weeks Ended
                                                                                    --------------
                                                                                  March         March
                                                                                 24, 2001      18, 2000
                                                                                 --------      --------

Net income.............................................................           $  26         $  17
Currency translation adjustment........................................             (27)          (13)
FAS 133 adjustment.....................................................              (6)            -
                                                                                  -----         -----

Comprehensive Income (Loss)............................................           $  (7)        $   4
                                                                                  =====         =====

Item 2.
Management's Discussion and Analysis of Results of Operations
-------------------------------------------------------------
and Financial Condition
-----------------------

Overview
     In the first quarter of 2001 The Pepsi Bottling Group, Inc. (collectively referred to as "PBG," "we," "our" and "us") again delivered outstanding operating results. Highlights of the quarter were as follows:

o We delivered 11% EBITDA growth in the first quarter of 2001.

o We increased worldwide physical case volume by 4% in the quarter.

o We grew first quarter worldwide net revenue per case by 3% compared to the same period in 2000.

o We delivered $0.17 in diluted earnings per share, an increase of $0.06 or 54%, over 2000.

     The following management's discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying footnotes along with the cautionary statements at the end of this section.

Constant Territory
     We believe that constant territory performance results are the most appropriate indicators of operating trends and performance, particularly in light of our stated intention of acquiring additional bottling territories, and are consistent with industry practice. Constant territory operating results are derived by adjusting current year results to exclude significant current year acquisitions and adjusting prior year results to include the results of significant prior year acquisitions as if they had occurred on the first day of the prior fiscal year. Constant territory results also exclude any unusual impairment and other charges and credits.

Use of EBITDA
     EBITDA, which is computed as operating income plus the sum of depreciation and amortization, is a key indicator management and the industry use to evaluate operating performance. It is not, however, required under generally accepted accounting principles and should not be considered an alternative to measurements required by GAAP such as net income or cash flows.


Results of Operations
---------------------


                                                                                              Constant
                                                                                Reported     Territory
                                                                                  Change        Change
                                                                                  ------        ------
     EBITDA...................................................................       11%           11%
     Volume...................................................................        4%            4%
     Net Revenue per Case.....................................................        3%            3%



EBITDA
     EBITDA was $201 million in the first quarter of 2001, representing an 11% increase over the same period of 2000. Our growth reflected a balanced equation of increased pricing and solid volume growth as well as continued favorable cost of sales trends.

Volume
     Our worldwide physical case volume was up 4% in the first quarter of 2001. In the U.S., volume increased 2% led by distribution of Sierra Mist and strong growth in Aquafina, driving increases in both our cold drink and take-home segments. Outside the U.S., our constant territory volumes increased 14% reflecting improvements across all of our markets, particularly in Russia, which grew well over 50%.

Net Revenues
     Net revenues for the quarter grew 7% on a reported basis and over 6% on a constant territory basis driven by volume growth of 4% and an approximate 3% increase in net revenue per case. Constant territory net revenue per case growth was driven by the U.S., which grew 4%, reflecting higher take-home pricing and positive package and channel mix. Outside the U.S., constant territory net revenues were up 8% reflecting a 14% increase in volume offset by a 6% decrease in net revenue per case. Excluding the negative impact of currency translations, net revenue per case was flat outside the U.S. and increased over 3% worldwide.

Cost of Sales
     Cost of sales increased $37 million, or 4%, in the first quarter of 2001. On a per case basis, cost of sales increased 1% over the same period in 2000 reflecting higher U.S. concentrate costs, which took effect in February 2001, offset by favorable currency translations and country mix.

Selling, delivery and administrative expenses
     Selling, delivery and administrative expenses grew $50 million, or 8%. This primarily reflects increased selling and delivery costs resulting from volume growth, our continued investment in our U.S. and Canadian cold drink infrastructure and higher advertising and marketing costs. Current year costs also include an approximate 1 percentage point favorable impact from currency translations.

Income tax expense
     PBG's full year forecasted effective tax rate for 2001 is 36.5% and this rate has been applied to first quarter results. This rate corresponds to an effective tax rate of 37.0% in 2000. The decrease is primarily due to the reduced impact of fixed non-deductible expenses on higher anticipated pre-tax income in 2001.

Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operations increased $27 million to $29 million as strong growth in income was partially offset by unfavorable working capital cash flows.

     Net cash used for investments increased by $32 million from $89 million in the first quarter of 2000 to $121 million over the same period in 2001, primarily due to capital expenditures, which increased by $29 million, or 34%, driven by increased infrastructure spending.

     Net cash used for financing increased by $28 million from $21 million in 2000 to $49 million in 2001. This increase primarily reflects an increase in share repurchases of $25 million in 2001.

Euro
----
     On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between existing currencies and one common currency, the Euro. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and existing currencies will be withdrawn from circulation. Spain is one of the original member countries that instituted the Euro and, in June 2000, Greece also elected to institute the Euro effective January 1, 2001. We have established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment such as vending machines to accommodate Euro-denominated transactions and the impact of one common currency on cross-border pricing. Since financial systems and processes currently accommodate multiple currencies, we do not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency may have on pricing, costs and the resulting impact, if any, on our financial condition or results of operations.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no material changes to the risk disclosures made in our 2000 Annual Report on Form 10-K.

                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors
The Pepsi Bottling Group, Inc.

     We have reviewed the accompanying Condensed Consolidated Balance Sheet of The Pepsi Bottling Group, Inc. as of March 24, 2001, and the related Condensed Consolidated Statements of Operations and Cash Flows for the twelve weeks ended March 24, 2001 and March 18, 2000. These Condensed Consolidated Financial Statements are the responsibility of The Pepsi Bottling Group, Inc.'s management.

     We conducted our review in accordance with standards established by the American institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the Condensed Consolidated Financial Statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of The Pepsi Bottling Group, Inc. as of December 30, 2000, and the related Consolidated Statements of Operations, Cash Flows and Changes in Owners' Equity for the fifty-three week period then ended not presented herein; and in our report dated January 30, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLP


New York, New York
April 11, 2001

PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  (a)  Exhibits

                      See Index to Exhibits on page 14.

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                                  THE PEPSI BOTTLING GROUP, INC.
                                                  ------------------------------
                                                           (Registrant)



Date:      May 7, 2001                                         Andrea L. Forster
           -----------                            ------------------------------
                                                   Vice President and Controller



Date:      May 7, 2001                                      Lionel L. Nowell III
           -----------                            ------------------------------
                                                    Executive Vice President and
                                                         Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------
                                   ITEM 6 (a)
                                   ----------



EXHIBITS

Exhibit 11                 Computation of Basic and Diluted Earnings Per Share

                                                                      EXHIBIT 11
                         The Pepsi Bottling Group, Inc.
               Computation of Basic and Diluted Earnings Per Share
                      (in millions, except per share data)


                                                                                 12 Weeks Ended
                                                                                 ---------------
                                                                                3/24/01   3/18/00
                                                                                -------   -------
Number of shares on which basic earnings per share is based:

  Weighted-average outstanding during period..................                      145       149
  Add - Incremental shares under stock
    compensation plans........................................                        5         -
                                                                                 ------    ------
Number of shares in which diluted
  earnings per share is based.................................                      150       149

Net earnings applicable to common
   shareholders...............................................                    $  26     $  17

Net earnings on which diluted earnings
   per share is based.........................................                    $  26     $  17

Basic earnings per share......................................                    $0.18     $0.11

Diluted earnings per share....................................                    $0.17     $0.11
