Form 10-Q
period 2001-06-16
PEPSI BOTTLING GROUP INC
filed 2001-07-27
CIK 1076405

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended June 16, 2001 (24-weeks)
                               ------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                              ------    ------

Commission file number 1-14893
                       -------




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

Number of shares of Capital Stock outstanding as of July 13, 2001:
142,647,513




                         The Pepsi Bottling Group, Inc.
                         ------------------------------
                                      Index

                                                                                         Page No.
                                                                                         --------

Part I                Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Statements of Operations -
                           12 and 24-weeks ended June 16, 2001 and June 10, 2000            2

                      Condensed Consolidated Statements of Cash Flows -
                           24-weeks ended June 16, 2001 and June 10, 2000                   3

                      Condensed Consolidated Balance Sheets -
                           June 16, 2001 and December 30, 2000                              4

                      Notes to Condensed Consolidated Financial Statements                5-8

        Item 2.       Management's Discussion and Analysis of Results of
                           Operations and Financial Condition                            9-11

        Item 3.       Quantitative and Qualitative Disclosures About
                           Market Risk                                                     12

        Item 4.       Submission of Matters to a Vote of Security Holders                  12

                      Independent Accountants' Review Report                               13

Part II               Other Information and Signatures


        Item 6.       Exhibits                                                             14





                         PART I - FINANCIAL INFORMATION
     Item 1.
                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Operations in millions except per share amounts, unaudited

                                                                           12-weeks Ended               24-weeks Ended
                                                                           --------------               --------------
                                                                       June 16,       June 10,      June 16,       June 10,
                                                                         2001           2000          2001           2000
                                                                         ----           ----          ----           ----

     Net Revenues....................................................   $2,060         $1,913        $3,707         $3,458
     Cost of sales...................................................    1,108          1,033         1,990          1,878
                                                                        ------         ------        ------         ------

     Gross Profit....................................................      952            880         1,717          1,580
     Selling, delivery and administrative expenses...................      735            689         1,410          1,314
                                                                        ------         ------        ------         ------

     Operating Income................................................      217            191           307            266
     Interest expense, net...........................................       46             44            90             89
     Minority interest...............................................       14             12            19             15
                                                                        ------         ------        ------         ------

     Income before income taxes......................................      157            135           198            162
     Income tax expense before rate change...........................       57             50            72             60
     Income tax rate change benefit..................................      (16)             -           (16)             -
                                                                        ------         ------        ------         ------
     Net Income......................................................   $  116         $   85        $  142         $  102
                                                                        ======         ======        ======         ======

     Basic Earnings Per Share........................................   $ 0.81         $ 0.58        $ 0.98         $ 0.69
     Weighted-Average Shares Outstanding.............................      143            148           144            148

     Diluted Earnings Per Share......................................   $ 0.78         $ 0.58        $ 0.95         $ 0.69
     Weighted-Average Shares Outstanding.............................      148            148           149            148

                        See accompanying notes to Condensed Consolidated Financial Statements.



                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited

                                                                                       24-weeks Ended
                                                                                       --------------
                                                                                   June 16,        June 10,
                                                                                     2001           2000
                                                                                     ----           ----
    Cash Flows - Operations
      Net income...............................................................      $142           $102
      Adjustments to reconcile net income to net cash provided by operations:
            Depreciation.......................................................       167            153
            Amortization.......................................................        62             61
            Deferred income taxes..............................................        (7)           (14)
            Other non-cash charges and credits, net............................        86             78
            Changes in operating working capital:
              Accounts receivable..............................................      (222)          (177)
              Inventories......................................................       (87)           (49)
              Prepaid expenses and other current assets........................         4            (10)
              Accounts payable and other current liabilities...................        34            104
                                                                                   ------         ------
            Net change in operating working capital ...........................      (271)          (132)
                                                                                   ------         ------
    Net Cash Provided by Operations............................................       179            248
                                                                                   ------         ------
    Cash Flows - Investments
       Capital expenditures....................................................      (255)          (224)
       Acquisitions of bottlers................................................       (68)            (2)
       Other, net..............................................................       (12)            (4)
                                                                                   ------         ------
    Net Cash Used for Investments..............................................      (335)          (230)
                                                                                   ------         ------
    Cash Flows - Financing
       Short-term borrowings - three months or less............................       149              7
       Payments of third-party debt............................................         -             (8)
       Dividends paid..........................................................        (6)            (6)
       Proceeds from exercise of stock options.................................         7              -
       Purchases of treasury stock.............................................      (117)           (58)
                                                                                   ------         ------
    Net Cash Provided by (Used for) Financing..................................        33            (65)
                                                                                   ------         ------
    Effect of Exchange Rate Changes on Cash and Cash Equivalents...............        (4)            (3)
                                                                                   ------         ------
    Net Decrease in Cash and Cash Equivalents..................................      (127)           (50)
    Cash and Cash Equivalents - Beginning of Period............................       318            190
                                                                                   ------         ------
    Cash and Cash Equivalents - End of Period..................................    $  191         $  140
                                                                                   ======         ======
    Supplemental Cash Flow Information
    Third-party interest and income taxes paid.................................    $  143         $  164
                                                                                   ======         ======

                      See accompanying notes to Condensed Consolidated Financial Statements.


                         The Pepsi Bottling Group, Inc.
                      Condensed Consolidated Balance Sheets
                      in millions, except per share amounts

                                                                                   (Unaudited)
                                                                                     June 16,     December 30,
                                                                                       2001           2000
                                                                                       ----           ----
Assets
Current Assets
  Cash and cash equivalents................................................          $  191         $  318
  Accounts receivable, less allowance of $42 at
        June 16, 2001 and December 30, 2000, respectively..................           1,013            796
  Inventories..............................................................             367            281
  Prepaid expenses and other current assets................................             159            189
                                                                                     ------         ------
          Total Current Assets.............................................           1,730          1,584

Property, plant and equipment, net.........................................           2,432          2,358
Intangible assets, net.....................................................           3,689          3,694
Other assets...............................................................             102            100
                                                                                     ------         ------
             Total Assets..................................................          $7,953         $7,736
                                                                                     ======         ======

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and other current liabilities...........................          $  972         $  941
  Short-term borrowings....................................................             173             26
                                                                                     ------         ------
          Total Current Liabilities........................................           1,145            967

Long-term debt.............................................................           3,282          3,271
Other liabilities..........................................................             505            474
Deferred income taxes......................................................           1,058          1,072
Minority interest..........................................................             322            306
                                                                                     ------         ------
          Total Liabilities................................................           6,312          6,090

Shareholders' Equity
   Common stock, par value $.01 per share:
       authorized 300 shares, issued 155 shares............................               2              2
   Additional paid-in capital..............................................           1,736          1,736
   Retained earnings.......................................................             491            355
   Accumulated other comprehensive loss....................................            (287)          (254)
   Treasury stock: 12 shares and 10 shares at June 16, 2001 and December 30,
      2000, respectively...................................................            (301)          (193)
                                                                                     ------         ------
          Total Shareholders' Equity.......................................           1,641          1,646
                                                                                     ------         ------
             Total Liabilities and Shareholders' Equity....................          $7,953         $7,736
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

     Prior to our formation, we were an operating unit of PepsiCo, Inc. ("PepsiCo"). On March 31, 1999, we offered 100 million shares of PBG common stock for sale at $23 per share in an initial public offering. As of June 16, 2001, PepsiCo's ownership consisted of 37.0% of our outstanding common stock and 100% of our outstanding Class B common stock, together representing 45.5% of the voting power of all classes of our voting stock. PepsiCo also owns 7.0% of the equity of Bottling Group, LLC, our principal operating subsidiary, giving PepsiCo economic ownership of 41.5% of our combined operations at June 16, 2001.

     The accompanying Condensed Consolidated Balance Sheet at June 16, 2001 and the Condensed Consolidated Statements of Operations for the 12 and 24-weeks ended June 16, 2001 and June 10, 2000 and Cash Flows for the 24-weeks ended June 16, 2001 and June 10, 2000 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2000 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

Note 2 - Seasonality of Business
     The results for the second quarter are not necessarily indicative of the results that may be expected for the full year because of business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation, amortization and interest, which are not significantly impacted by business seasonality.

Note 3 - Inventories

                                                        June 16,    December 30,
                                                          2001          2000
                                                          ----          ----
Raw materials and supplies....................          $  127        $  107
Finished goods................................             240           174
                                                        ------        ------
                                                        $  367        $  281
                                                        ======        ======

Note 4 - Property, Plant and Equipment, net
                                                        June 16,    December 30,
                                                          2001         2000
                                                          ----         ----
Land..................................................  $  145        $  145
Buildings and improvements............................     913           903
Manufacturing and distribution equipment..............   2,248         2,186
Marketing equipment...................................   1,806         1,745
Other.................................................      97            89
                                                        ------        ------
                                                         5,209         5,068
Accumulated depreciation..............................  (2,777)       (2,710)
                                                        ------        ------
                                                        $2,432        $2,358
                                                        ======        ======

Note 5 - Income Tax Rate Change Benefit
     In the second quarter of 2001, the Canadian Government enacted legislation that reduced the federal corporate income tax rate from 28% to 21% over a four-year period beginning January 1, 2001. In addition, certain provincial income tax rates were also reduced. These rate changes reduced deferred tax liabilities associated with our operations in Canada. The changes to deferred taxes resulted in a reduction of our tax expense in the second quarter of $16 million ($0.10 per diluted share after minority interest).

     On June 29, 2001, the Province of Ontario enacted legislation that reduced the provincial income tax rate. This change will further reduce our deferred tax liabilities associated with our operations in Canada and will result in an additional income tax rate benefit in the third quarter of $8 million (approximately $0.05 per diluted share after minority interest).

Note 6 - Acquisitions
     On May 1, 2001, PBG acquired the Pepsi-Cola bottling operations along with the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from Pepsi-Cola Bottling of Northern California for an aggregate purchase price of $70 million in cash and assumed debt. This acquisition was accounted for by the purchase method of accounting.

Note 7 - Treasury Stock
     In the second quarter of 2001, the Board of Directors authorized the repurchase of 10 million shares of common stock, increasing the cumulative amount of shares that can be repurchased to 25 million shares. We made repurchases of approximately 3 million shares for $117 million in the first 24-weeks in 2001 and approximately 3 million shares for $58 million over the same period in 2000. Of the 25 million shares authorized we have repurchased 13 million shares since the inception of our stock repurchase plan, which began in October 1999.

Note 8 - New Accounting Standards

Accounting for Derivative Instruments and Hedging Activities
     We adopted the accounting and reporting standards of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, on the first day of fiscal year 2001. The adoption resulted in an increase in current assets of $4 million, a reduction of accumulated other comprehensive loss of $4 million and had no impact on our statement of operations.

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


     As of June 16, 2001, our use of derivative instruments was limited to an interest rate swap, forward contracts, futures and options on futures contracts. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

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

     In 2001, we recognized $2 million of deferred gains from our commodity hedging into income as inventory being hedged was sold. At June 16, 2001 a $2 million deferred loss remained in accumulated other comprehensive loss in our Condensed Consolidated Balance Sheet resulting from our commodity hedges. We anticipate that this loss, which totals $1 million on an after-tax basis, will be recognized in cost of sales in our Condensed Consolidated Statements of Operations over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in the second quarter or first 24-weeks of 2001.

Fair Value Hedges
     We finance a portion of our operations through fixed rate debt instruments. At June 16, 2001 our debt instruments primarily consisted of $3 billion of fixed rate long-term senior notes, 3% of which we converted to floating rate debt through the use of an interest rate swap with the objective of reducing our overall borrowing costs. This interest rate swap, which expires in 2004, is designated as and qualifies for fair value hedge accounting and is 100% effective in eliminating the interest rate risk inherent in our long-term debt as the notional amount, interest payment and maturity date of the swap matches the notional amount, interest payment and maturity date of the related debt. Accordingly, any market risk or opportunity associated with this swap is fully offset by the opposite market impact on the related debt. The second quarter and first 24-weeks of 2001 changes in fair value of the interest rate swap was a gain of $4 million and $7 million, respectively. These gains were recorded in interest expense, net in our Condensed Consolidated Statements of Operations and prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. An offsetting loss was recorded in interest expense, net in our Condensed Consolidated Statements of Operations and in long-term debt in our Condensed Consolidated Balance Sheets representing the change in fair value in long-term debt.

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

Business Combinations & Goodwill and Other Intangible Assets
     On July 20, 2001 the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 replaces Accounting Principles Board Opinion 16, "Business Combinations" and SFAS 142 replaces APB 17, "Intangible Assets". Beginning in fiscal year 2002, we anticipate that we will no longer amortize goodwill and certain franchise rights, but will evaluate them for impairment annually. We are currently reviewing these statements to determine their impact.

Note 9 - Comprehensive Income

                                                         12-weeks Ended            24-weeks Ended
                                                         --------------            --------------
                                                      June 16,      June 10,    June 16,      June 10,
                                                       2001           2000        2001          2000
                                                       ----           ----        ----          ----
Net income......................................       $  116       $   85      $  142        $  102
Currency translation adjustment.................            -           (8)        (31)          (21)
FAS 133 adjustment..............................            -            -          (2)            -
                                                       ------       ------      ------        ------
Comprehensive Income............................       $  116       $   77      $  109        $   81
                                                       ======       ======      ======        ======


                                      -8-



Item 2.

Management's  Discussion  and Analysis of Results of  Operations  and  Financial
--------------------------------------------------------------------------------
Condition
---------

Overview
     In the second quarter and first 24-weeks of 2001 The Pepsi Bottling Group, Inc. (collectively referred to as "PBG," "we," "our" and "us") again delivered outstanding operating results. Highlights of the quarter were as follows:

o We delivered 11% constant territory EBITDA growth in the second quarter and first 24-weeks of 2001.

o We increased worldwide constant territory physical case volume by 4% in the second quarter and first 24-weeks of 2001.

o We grew second quarter and second quarter year-to-date worldwide constant territory net revenue per case by 3% compared to the same periods in 2000.

o We delivered second quarter 2001 diluted earnings per share of $0.78, an increase of $0.20, or 36%, over 2000 and year-to-date diluted earnings per share of $0.95, an increase of $0.26, or 39%, over the same 24-week period in 2000. Diluted earnings per share in 2001 includes a tax benefit of $0.10 resulting from a reduction in Canadian income tax rates.



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

Results of Operations
---------------------

                                             Reported Change          Constant Territory Change
                                             ---------------          -------------------------
                                              June 16, 2001                 June 16, 2001
                                              -------------                 -------------
                                        12-weeks         24-weeks      12-weeks         24-weeks
                                        --------         --------      --------         --------
     EBITDA............................    12%              12%           11%               11%
     Volume............................     5%               4%            4%                4%
     Net Revenue per Case..............     3%               3%            3%                3%


EBITDA
     EBITDA was $335 million and $536 million in the second quarter and first 24-weeks of 2001, representing a 12% increase over the same periods of 2000, respectively. On a constant territory basis, EBITDA growth was 11% for both the quarter and year-to-date periods reflecting a balanced equation of increased net revenue per case and solid volume growth as well as continued favorable cost of sales trends.

Volume
     Our worldwide physical case volume increased 5% and 4% in the second quarter and first 24-weeks of 2001, respectively. Constant territory volume growth was 4% in both the second quarter and year-to-date. In the U.S., constant territory volume increased 2% in the second quarter and year-to-date led by the introduction of Mountain Dew Code Red, distribution of Sierra Mist and strong growth in Aquafina, driving increases in both our cold drink and take-home segments. Outside the U.S., our constant territory volumes increased 12% in the quarter and 13% year-to-date reflecting improvements across all of our markets, particularly in Russia.

Net Revenues
     Net revenues for the quarter grew $147 million, an 8% increase over the prior year, raising year-to-date net revenues up 7% to $3,707 million over the same period of 2000. On a constant territory basis, net revenues grew 7% in the quarter and first 24-weeks of 2001 driven by volume growth of 4% and a 3% increase in net revenue per case, respectively. Constant territory net revenue per case growth was driven by the U.S., which grew 5% in both periods, reflecting higher take-home pricing and positive package and channel mix, which was driven by the introduction of Mountain Dew Code Red and SoBe. Outside the U.S., constant territory net revenues were up 7% in the quarter and year-to-date reflecting a double-digit increase in volume and an approximate 5% decrease in net revenue per case. Excluding the negative impact of currency translations, net revenue per case was essentially flat outside the U.S. and increased 4% worldwide in the second quarter and first 24-weeks of 2001.



Cost of Sales
     Cost of sales increased $75 million, or 7%, in the second quarter of 2001 and $112 million, or 6%, year-to-date. On a constant territory basis, cost of sales per case increased 3% for the quarter and 2% year-to-date, compared to the same periods in 2000 reflecting higher U.S. concentrate costs, and mix shifts into higher cost packages and products offset by favorable currency translations and country mix.

Selling, Delivery and Administrative Expenses
     Selling, delivery and administrative expenses grew $46 million, or 7%, in the second quarter and $96 million, or 7%, in the first 24-weeks of 2001. This primarily reflects increased selling and delivery costs resulting from volume growth and our continued investment in our U.S. and Canadian cold drink infrastructure as well as higher advertising and marketing costs. Current year costs also include an approximate 1 percentage point favorable impact from currency translations.

Income Tax Expense Before Rate Change
     PBG's full year forecasted effective tax rate for 2001 is 36.5% and this rate has been applied to our 2001 results. This rate corresponds to an effective tax rate of 37.0% in 2000. The decrease is primarily due to the reduced impact of fixed non-deductible expenses on higher anticipated pre-tax income in 2001.

Income Tax Rate Change Benefit
     In the second quarter of 2001, the Canadian Government enacted legislation that reduced the federal corporate income tax rate from 28% to 21% over a four-year period beginning January 1, 2001. In addition, certain provincial income tax rates were also reduced. These rate changes reduced deferred tax liabilities associated with our operations in Canada. The changes to deferred taxes resulted in a reduction of our tax expense in the second quarter of $16 million ($0.10 per diluted share after minority interest).

     On June 29, 2001, the Province of Ontario enacted legislation that reduced the provincial income tax rate. This change will further reduce our deferred tax liabilities associated with our operations in Canada and will result in an additional income tax rate benefit in the third quarter of $8 million (approximately $0.05 per diluted share after minority interest).

Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operations decreased $69 million to $179 million reflecting higher working capital requirements due to the growth of our business and the unfavorable timing of payments on current liabilities, partially offset by strong growth in net income.

     Net cash used for investments increased by $105 million from $230 million in the first 24-weeks of 2000 to $335 million over the same period in 2001, primarily due to acquisition spending which was $66 million higher in 2001 and capital expenditures, which increased by $31 million, driven by increased infrastructure spending.

     Net cash provided by (used for) financing increased by $98 million from a use of cash of $65 million in 2000 to a source of cash of $33 million in 2001. This change reflects $142 million of short-term borrowings, which were used primarily to fund investment spending and higher share repurchases.



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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

     We have no material changes to the risk disclosures made in our 2000 Annual Report on Form 10-K.



Item 4.

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

(a) Annual Meeting of Shareholders of The Pepsi Bottling Group, Inc. was held on May 23, 2001.
(b) The names of all directors are set forth in (c) below. The proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were no solicitations in opposition to the nominees as listed in the proxy and all such nominees were elected.
(c) A brief description of each matter voted on and the number of votes cast are as follows:

                                                               Number of Votes (millions)
                                                               ---------------------------
                                                                                         Broker
Description of Proposals                                 For      Against    Abstain   Non-votes
------------------------                                 ---      -------    -------   ---------
1) Election of Directors:
       Linda G. Alvarado                                 156        N/A         1         N/A
       Barry H. Beracha                                  156        N/A         1         N/A
       John T. Cahill                                    156        N/A         1         N/A
       Thomas W. Jones                                   156        N/A         1         N/A
       Thomas H. Kean                                    156        N/A         1         N/A
       Susan D. Kronick                                  156        N/A         1         N/A
       Margaret D. Moore                                 155        N/A         2         N/A
       Robert F. Sharpe, Jr.                             155        N/A         2         N/A
       Craig E. Weatherup                                156        N/A         1         N/A
2) Approval of the PBG Directors' Stock Plan             141         16         -         N/A
3) Approval of the appointment of KPMG LLP as
      independent auditors                               157        -           -         N/A



                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors
The Pepsi Bottling Group, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of The Pepsi Bottling Group, Inc. as of June 16, 2001, and the related Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended June 16, 2001 and June 10, 2000 and the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 16, 2001 and June 10, 2000. These Condensed Consolidated Financial Statements are the responsibility of The Pepsi Bottling Group, Inc.'s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of The Pepsi Bottling Group, Inc. as of December 30, 2000, and the related Consolidated Statements of Operations, Cash Flows and Changes in Shareholders' Equity for the fifty-three week period then ended not presented herein; and in our report dated January 30, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/S/ KPMG LLP


New York, New York
July 11, 2001

                   PART II - OTHER INFORMATION AND SIGNATURES


Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------
                  (a)  Exhibits

                      See Index to Exhibits on page 16.

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                                  THE PEPSI BOTTLING GROUP, INC.
                                                  ------------------------------
                                                           (Registrant)






Date:      July 27, 2001                                       Andrea L. Forster
           -------------                                       -----------------
                                                   Vice President and Controller




Date:      July 27, 2001                                        Alfred H. Drewes
           -------------                                        ----------------
                                                       Senior Vice President and
                                                         Chief Financial Officer

                                INDEX TO EXHIBITS
                                    ITEM 6 (a)
                                    ----------



EXHIBITS
--------

Exhibit 11                   Computation of Basic and Diluted Earnings Per Share

                                                                      EXHIBIT 11
                         The Pepsi Bottling Group, Inc.
               Computation of Basic and Diluted Earnings Per Share
                      (in millions, except per share data)

                                                                   12-weeks Ended                24-weeks Ended
                                                                   --------------                --------------
                                                              June 16,        June 10,       June 16,        June 10,
                                                               2001            2000            2001            2000
                                                              -------         -------        -------         -------
Number of shares on which basic earnings per share is based:

  Average outstanding during period................             143             148            144             148
  Add - Incremental shares under stock
    compensation plans.............................               5               -              5               -
                                                             ------          ------         ------          ------
Number of shares in which diluted
  earnings per share is based......................             148             148            149             148

Net earnings applicable to common
   shareholders (millions).........................          $  116          $   85         $  142          $  102

Net earnings on which diluted earnings
   per share is based (millions)...................          $  116          $   85         $  142          $  102

Basic earnings per share...........................          $ 0.81          $ 0.58         $ 0.98          $ 0.69

Diluted earnings per share.........................          $ 0.78          $ 0.58         $ 0.95          $ 0.69

