Form 10-Q
period 2001-09-08
PEPSI BOTTLING GROUP INC; BOTTLING GROUP LLC
filed 2001-10-19
CIK 1076405, 1087835

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
  X QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT  OF  1934  For  the  quarterly  period  ended  September  8,  2001
----                                                    -------------------

                                       OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from          to
----                                                     --------    --------

Commission file number  1-14893
                        -------



                         THE PEPSI BOTTLING GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              13-4038356
---------------------------                                  -------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

     One Pepsi Way, Somers, New York                             10589
----------------------------------------                        -------
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

Number of shares of Common Stock outstanding as of October 6, 2001: 141,941,777



                         The Pepsi Bottling Group, Inc.
                         ------------------------------
                                      Index

                                                                                     Page No.
                                                                                     --------

Part I           Financial Information


      Item 1.    Financial Statements

                 Condensed Consolidated Statements of Operations -
                   12 and 36-weeks ended September 8, 2001 and September 2, 2000            2

                 Condensed Consolidated Statements of Cash Flows -
                   36-weeks ended September 8, 2001 and September 2, 2000                   3

                 Condensed Consolidated Balance Sheets -
                   September 8, 2001 and December 30, 2000                                  4

                 Notes to Condensed Consolidated Financial Statements                     5-8

      Item 2.    Management's Discussion and Analysis of Results of
                   Operations and Financial Condition                                    9-11

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk                12

                 Independent Accountants' Review Report                                    13

Part II          Other Information and Signatures

      Item 6.    Exhibits                                                                  16


                         PART I - FINANCIAL INFORMATION
Item 1.
                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Operations in millions except per share amounts, unaudited



                                                                                   12-weeks Ended             36-weeks Ended
                                                                                   --------------             --------------
                                                                                September   September      September   September
                                                                                 8, 2001     2, 2000        8, 2001     2, 2000
                                                                                ---------   ---------      ---------   ---------

    Net Revenues................................................................   $2,274      $2,125         $5,981      $5,583
    Cost of sales...............................................................    1,222       1,163          3,212       3,041
                                                                                   ------      ------         ------      ------

    Gross Profit................................................................    1,052         962          2,769       2,542
    Selling, delivery and administrative expenses...............................      767         706          2,177       2,020
                                                                                   ------      ------         ------      ------

    Operating Income............................................................      285         256            592         522
    Interest expense, net.......................................................       45          44            135         133
    Foreign currency loss.......................................................        -           1              -           1
    Minority interest...........................................................       18          16             37          31
                                                                                   ------      ------         ------      ------

    Income before income taxes..................................................      222         195            420         357
    Income tax expense before rate change.......................................       81          72            153         132
    Income tax rate change benefit..............................................       (9)          -            (25)          -
                                                                                   ------      ------         ------      ------

    Net Income..................................................................   $  150      $  123         $  292      $  225
                                                                                   ======      ======         ======      ======

    Basic Earnings Per Share....................................................   $ 1.05      $ 0.84         $ 2.03      $ 1.52
    Weighted-Average Shares Outstanding.........................................      142         147            144         148

    Diluted Earnings Per Share..................................................   $ 1.02      $ 0.82         $ 1.97      $ 1.51
    Weighted-Average Shares Outstanding.........................................      147         149            148         149


     See accompanying notes to Condensed Consolidated Financial Statements.

                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited

                                                                                   36-weeks Ended
                                                                                   --------------
                                                                                September   September
                                                                                 8, 2001     2, 2000
                                                                                ---------   ---------
 Cash Flows - Operations
      Net income................................................................     $292        $225
      Adjustments to reconcile net income to net cash provided by operations:
            Depreciation........................................................      257         232
            Amortization........................................................       92          91
            Deferred income taxes...............................................       17         (10)
            Other non-cash charges and credits, net.............................      133         125
            Changes in operating working capital, excluding effects of acquisitions:
              Accounts receivable...............................................     (274)       (208)
              Inventories.......................................................      (58)        (23)
              Prepaid expenses and other current assets.........................        8           8
              Accounts payable and other current liabilities....................       70         108
                                                                                     ----        ----
            Net change in operating working capital ............................     (254)       (115)
                                                                                     ----        ----
    Net Cash Provided by Operations.............................................      537         548
                                                                                     ----        ----

    Cash Flows - Investments
       Capital expenditures.....................................................     (397)       (342)
       Acquisitions of bottlers.................................................     (111)         (2)
       Sale of property, plant and equipment....................................        4           4
       Other, net...............................................................      (24)         (6)
                                                                                     ----        ----

    Net Cash Used by Investments................................................     (528)       (346)
                                                                                     ----        ----

    Cash Flows - Financing
       Short-term borrowings - three months or less.............................       67          12
       Payments of third-party debt.............................................        -          (9)
       Dividends paid...........................................................       (9)         (9)
       Proceeds from exercise of stock options..................................       11           -
       Purchase of treasury stock...............................................     (169)        (95)
                                                                                     ----        ----

    Net Cash Used by Financing..................................................     (100)       (101)
                                                                                     ----        ----

    Effect of Exchange Rate Changes on Cash and Cash Equivalents................       (4)         (6)
                                                                                     ----        ----
    Net (Decrease)/ Increase  in Cash and Cash Equivalents......................      (95)         95
    Cash and Cash Equivalents - Beginning of Period.............................      318         190
                                                                                     ----        ----
    Cash and Cash Equivalents - End of Period...................................     $223        $285
                                                                                     ====        ====

    Supplemental Cash Flow Information
    Third-party interest and income taxes paid..................................     $235        $287
                                                                                     ====        ====


     See accompanying notes to Condensed Consolidated Financial Statements.

                        The Pepsi Bottling Group, Inc.
                      Condensed Consolidated Balance Sheets
                      in millions, except per share amounts


                                                                                (Unaudited)
                                                                                 September   December
                                                                                  8, 2001    30, 2000
                                                                                ----------   --------

Assets
Current Assets
  Cash and cash equivalents.....................................................    $  223     $  318
  Accounts receivable, less allowance of $43 at
        September 8, 2001 and $42 at December 30, 2000..........................     1,074        796
  Inventories...................................................................       340        281
  Prepaid expenses and other current assets.....................................       127        189
                                                                                    ------     ------
          Total Current Assets..................................................     1,764      1,584

  Property, plant and equipment, net............................................     2,485      2,358
  Intangible assets, net........................................................     3,692      3,694
  Other assets..................................................................       106        100
                                                                                    ------     ------
           Total Assets.........................................................    $8,047     $7,736
                                                                                    ======     ======

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and other current liabilities................................    $1,011     $  941
  Short-term borrowings.........................................................        93         26
                                                                                    ------     ------
          Total Current Liabilities.............................................     1,104        967

  Long-term debt................................................................     3,281      3,271
  Other liabilities.............................................................       518        474
  Deferred income taxes.........................................................     1,072      1,072
  Minority interest.............................................................       338        306
                                                                                    ------     ------
          Total Liabilities.....................................................     6,313      6,090

Shareholders' Equity
   Common stock, par value $0.01 per share:
       authorized 300 shares, issued 155 shares.................................         2          2
   Additional paid-in capital...................................................     1,738      1,736
   Retained earnings............................................................       638        355
   Accumulated other comprehensive loss.........................................      (297)      (254)
   Treasury stock: 13 shares and 10 shares at September 8, 2001 and December
      30, 2000, respectively....................................................      (347)      (193)
                                                                                    ------     ------
          Total Shareholders' Equity............................................     1,734      1,646
                                                                                    ------     ------
           Total Liabilities and Shareholders' Equity...........................    $8,047     $7,736
                                                                                    ======     ======


     See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions
--------------------------------------------------------------------------------
Note 1 - Basis of Presentation
     The Pepsi Bottling Group, Inc. ("PBG") consists of bottling operations located in the United States, Canada, Spain, Greece and Russia. These bottling operations manufacture, sell and distribute Pepsi-Cola beverages including Pepsi-Cola, Diet Pepsi, Mountain Dew and other brands of carbonated soft drinks and non-carbonated beverages. Approximately 90% of PBG's net revenues were derived from the sale of Pepsi-Cola beverages. References to PBG throughout these Condensed Consolidated Financial Statements are made using the first-person notations of "we," "our" and "us."

     Prior to our formation, we were an operating unit of PepsiCo, Inc. ("PepsiCo"). On March 31, 1999, we offered 100 million shares of PBG common stock for sale at $23 per share in an initial public offering. As of September 8, 2001, PepsiCo's ownership consisted of 37.3% of our outstanding common stock and 100% of our outstanding Class B common stock, together representing 45.8% of the voting power of all classes of our voting stock. PepsiCo also owns 7.0% of the equity of Bottling Group, LLC, our principal operating subsidiary.

     The accompanying Condensed Consolidated Balance Sheet at September 8, 2001 and the Condensed Consolidated Statements of Operations for the 12 and 36-weeks ended September 8, 2001 and September 2, 2000 and Cash Flows for the 36-weeks ended September 8, 2001 and September 2, 2000 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2000 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

Note 2 - Seasonality of Business
     The results for the third quarter are not necessarily indicative of the results that may be expected for the full year because of business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation, amortization and interest, which are not significantly impacted by business seasonality.

Note 3 - Inventories

                                                                                September   December
                                                                                 8, 2001    30, 2000
                                                                                ---------   --------

Raw materials and supplies......................................................    $127        $107
Finished goods..................................................................     213         174
                                                                                    ----        ----
                                                                                    $340        $281
                                                                                    ====        ====


Note 4 - Property, Plant and Equipment, net

                                                                                September   December
                                                                                 8, 2001    30, 2000
                                                                                ---------   --------

Land............................................................................   $  146     $  145
Buildings and improvements......................................................      917        903
Manufacturing and distribution equipment........................................    2,293      2,186
Marketing equipment.............................................................    1,846      1,745
Other...........................................................................      103         89
                                                                                   ------     ------
                                                                                    5,305      5,068
Accumulated depreciation........................................................   (2,820)    (2,710)
                                                                                   ------     ------
                                                                                   $2,485     $2,358
                                                                                   ======     ======



Note 5 - Income Tax Rate Change Benefit
     During 2001, the Canadian Government passed laws reducing federal and certain provincial corporate income tax rates. These rate changes reduced deferred tax liabilities associated with our operations in Canada, and resulted in one-time gains in the 12-weeks and 36-weeks ended September 8, 2001 of $0.06 per share and $0.16 per share, respectively.

Note 6 - Acquisitions
     During 2001, PBG acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from two independent bottlers. In May and August of 2001, we acquired Pepsi-Cola Bottling of Northern California and Pepsi-Cola Elmira Bottling Co. Inc., respectively, for an aggregate purchase price of $116 million of cash and assumed debt. These acquisitions were accounted for by the purchase method, and were made to enable us to provide better service to our large retail customers as well as reduce costs through economies of scale.

Note 7 - Treasury Stock
     In the second quarter of 2001, the Board of Directors authorized the repurchase of 10 million shares of common stock, increasing the cumulative amount of shares that can be repurchased to 25 million shares. We repurchased approximately 4 million shares for $169 million in the first 36-weeks in 2001 and approximately 4 million shares for $95 million over the same period in 2000. Of the 25 million shares authorized we have repurchased 14 million shares since the inception of our stock repurchase plan, which began in October 1999.

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

     As of September 8, 2001, our use of derivative instruments was limited to an interest rate swap, forward contracts, futures and options on futures contracts. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

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

     In 2001, the amount of deferred losses from our commodity hedging that we recongnize into income was not material. At September 8, 2001 an $11 million deferred loss remained in accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets resulting from our commodity hedges. We anticipate that this loss, which is $7 million on an after-tax basis, will be recognized in cost of sales in our Condensed Consolidated Statements of Operations over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in the third quarter or first 36-weeks of 2001.

Fair Value Hedges
     We finance a portion of our operations through fixed rate debt instruments. At September 8, 2001 our debt instruments primarily consisted of $3 billion of fixed rate long-term senior notes, 3% of which we converted to floating rate debt through the use of an interest rate swap with the objective of reducing our overall borrowing costs. This interest rate swap, which expires in 2004, is designated as and qualifies for fair value hedge accounting and is 100% effective in eliminating the interest rate risk inherent in our long-term debt as the notional amount, interest payment and maturity date of the swap matches the notional amount, interest payment and maturity date of the related debt. Accordingly, any market risk or opportunity associated with this swap is fully offset by the opposite market impact on the related debt. The change in fair value of the interest rate swap was a gain of $5 million for the first 36-weeks of 2001. The fair value change was recorded in interest expense, net in our Condensed Consolidated Statements of Operations and in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. A corresponding adjustment was recorded in interest expense, net in our Condensed Consolidated Statements of Operations and in long-term debt in our Condensed Consolidated Balance Sheets representing the change in fair value in long-term debt.

Equity  Derivatives
     We use equity derivative contracts with financial institutions to hedge a portion of our deferred compensation liability, which is based on our stock price. These prepaid forward contracts for the purchase of PBG common stock are accounted for as natural hedges. The earnings impact from these hedges is classified as selling, delivery and administrative expenses consistent with the expense classification of the underlying hedged item.

Business Combinations & Goodwill and Other Intangible Assets

     On July 20, 2001 the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as purchase method business combinations completed after June 30, 2001, and SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. SFAS 141 replaces Accounting Principles Board Opinion 16, "Business Combinations" and SFAS 142 replaces APB 17, "Intangible Assets". Effective the first day of fiscal year 2002 we will no longer amortize goodwill and certain franchise rights, but will evaluate them for impairment annually. We expect that the adoption of these statements will lower our fiscal year 2002 amortization expense by approximately $128 million, or $0.61 per diluted share, based on the weighted-average number of year-to-date diluted shares outstanding.

Note 9 - Comprehensive Income


                                                        12-weeks Ended             36-weeks Ended
                                                        --------------             --------------
                                                     September   September      September   September
                                                      8, 2001     2, 2000        8, 2001     2, 2000
                                                     ---------   ---------      ---------   ---------

Net income......................................         $150        $123           $292        $225
Currency translation adjustment.................           (1)        (13)           (32)        (34)
FAS 133 adjustment..............................           (9)          -            (11)          -
                                                         ----        ----           ----        ----
Comprehensive Income............................         $140        $110           $249        $191
                                                         ====        ====           ====        ====


Note 10 - Subsequent Events
     On October 10, 2001, our Board of Directors approved a two-for-one stock split of our common stock. Shareholder approval will be sought at a special meeting scheduled for November 27, 2001.

Item 2.

Management's  Discussion  and Analysis of Results of  Operations  and  Financial
--------------------------------------------------------------------------------
Condition
---------

Overview
     The third quarter of 2001 marked the 11th consecutive quarter of outstanding operating results for The Pepsi Bottling Group, Inc. (collectively referred to as "PBG," "we," "our" and "us"). Highlights of these results were as follows:

o We delivered 10% constant territory EBITDA growth in the third quarter and 11% in the first 36-weeks of 2001.

o Our worldwide constant territory physical case volume grew by 3% in both the third quarter and first 36-weeks of 2001.

o We increased third quarter and year-to-date worldwide constant territory net revenue per case by 3% as compared to the same periods in 2000.

o We delivered third quarter 2001 diluted earnings per share of $1.02, an increase of $0.20, or 24%, over 2000 and year-to-date diluted earnings per share of $1.97, an increase of $0.46, or 30%, over the same 36-week period in 2000. Diluted earnings per share in 2001 includes tax benefits of $0.06 and $0.16 in the third quarter and year-to-date, respectively, resulting from reductions in Canadian income tax rates.

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

Results of Operations
---------------------


                                                 Reported Change      Constant Territory Change
                                                 ---------------      -------------------------
                                                September 8, 2001         September 8, 2001
                                                -----------------         -----------------
                                               12-weeks   36-weeks       12-weeks   36-weeks
                                               --------   --------       --------   --------

     EBITDA.............................            11%        11%            10%        11%
     Volume.............................             4%         4%             3%         3%
     Net Revenue per Case...............             3%         3%             3%         3%


EBITDA
     On a reported basis, EBITDA was $405 million and $941 million in the third quarter and first 36-weeks of 2001, respectively, representing an 11% increase over the same periods of 2000. The constant territory growth of 10% for the third quarter and 11% for the first 36-weeks of 2001 was a reflection of higher pricing in the U.S., an increased mix of higher margin cold drink volume and continued growth in our operations outside the U.S., particularly in Russia, partially offset by investments in our cold drink infrastructure.

Volume
     Our worldwide physical case volume grew 4% in the third quarter and first 36-weeks of 2001, respectively. Constant territory volume growth was 3% in the third quarter reflecting flat volume in the U.S. and 13% growth outside the U.S. On a year-to-date basis, constant territory volume growth was 3% driven by 1% volume growth in the U.S. and 13% growth outside the United States. U.S. volume results in the third quarter include an approximate 2% negative impact from the 53rd week in 2000 that caused a shift in calendar weeks in 2001. Excluding this negative impact, U.S. volume grew approximately 2% in the third quarter and remained at 1% on a year-to-date basis. The quarter and year-to-date growth was led by the introduction of Mountain Dew Code Red, expanded distribution of Sierra Mist and strong growth in Aquafina. Outside the U.S., all countries delivered solid volume growth in both the quarter and first 36 weeks of 2001.

Net revenues
     Reported net revenues were $2,274 million and $5,981 million in the third quarter and first 36-weeks of 2001, respectively, representing a 7% increase over the prior year periods. On a constant territory basis, net revenues increased by 6% in both the quarter and year-to-date reflecting 3% volume growth and 3% growth in net revenue per case. Higher pricing, particularly in foodstores, and an increased mix of higher-revenue cold drink volume reflecting new product innovation and strong Aquafina performance, drove U.S. net revenue per case growth of 5% in both the quarter and year-to-date. Also contributing to the positive net revenue trends was solid international volume growth. Reported net revenues and net revenue per case were lowered by approximately 1 percentage point due to currency translations in both the quarter and 36-weeks ended September 8, 2001.

Cost of sales
     Cost of sales increased $59 million, or 5%, in the third quarter of 2001 and $171 million, or 6%, year-to-date. On a constant territory basis, cost of sales per case increased 1% in both the quarter and year-to-date reflecting higher U.S. concentrate costs and mix shifts into higher cost packages and products offset by country mix and favorable currency translations.

Selling, delivery and administrative expenses
     Selling, delivery and administrative expenses grew $61 million, or almost 9%, in the third quarter, bringing year-to-date growth to $157 million, or 8%, over the comparable periods in 2000. This primarily reflects increased selling and delivery costs, specifically our continued investment in our U.S. and Canadian cold drink execution including people, routes and equipment. Also contributing to the change in selling, delivery and administrative expenses are higher advertising and marketing costs offset by an approximate 1 percentage point favorable impact from currency translations.

Income tax expense before rate change
     Our full year forecasted tax rate for 2001 is 36.5% and this rate has been applied to our 2001 results. This rate corresponds to an effective tax rate of 37% in 2000. The half point decrease is primarily due to the reduced impact of fixed non-deductible expenses on higher anticipated pre-tax income in 2001.

Income tax rate change benefit
     During 2001, the Canadian Government passed laws reducing federal and certain provincial corporate income tax rates. These rate changes reduced deferred tax liabilities associated with our operations in Canada, and resulted in one-time gains in the 12-weeks and 36-weeks ended September 8, 2001 of $0.06 per share and $0.16 per share, respectively.

Liquidity and Capital Resources
-------------------------------

Cash Flows
     Net cash provided by operating activities decreased $11 million to $537 million in the first 36-weeks of 2001, which was primarily due to unfavorable working capital cash flows reflecting the timing of cash payments and receipts resulting from the negative impact of the 53rd week calendarization issue in 2001. Strong EBITDA growth mitigated the impact of working capital cash flows.

     Net cash used by investments increased by $182 million from $346 million at the end of the third quarter of 2000 to $528 million in the first 36-weeks of 2001, primarily due to acquisition spending, which was $109 million higher in 2001. Capital expenditures increased by $55 million, or 16%, reflecting our continued investment in U.S. and Canada's cold drink infrastructure.

     Net cash used by financing decreased $1 million from the end of the third quarter of 2000 to the first 36-weeks of 2001. This change reflects higher short-term borrowings, which were used primarily to fund increased share repurchases.

Euro
----

     On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between existing currencies and one common currency, the Euro. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and existing currencies will be withdrawn from circulation. Spain is one of the member countries that instituted the Euro, and in June 2000, Greece also elected to institute the Euro effective January 1, 2001. We have established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, such as vending machines, to accommodate Euro-denominated transactions and the impact of one common currency on cross-border pricing. Since financial systems and processes currently accommodate multiple currencies, we do not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency may have on pricing, costs and the resulting impact, if any, on the financial condition or results of operations.

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

                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors
The Pepsi Bottling Group, Inc.

     We have reviewed the accompanying Condensed Consolidated Balance Sheet of The Pepsi Bottling Group, Inc. as of September 8, 2001, and the related Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended September 8, 2001 and September 2, 2000 and the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 8, 2001 and September 2, 2000. These Condensed Consolidated Financial Statements are the responsibility of The Pepsi Bottling Group, Inc.'s management.

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



New York, New York
October 9, 2001

PART II - OTHER INFORMATION AND SIGNATAURES


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  (a)  Exhibits

                        See Index to Exhibits on page 15.

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.




                                                  THE PEPSI BOTTLING GROUP, INC.
                                                  ------------------------------
                                                          (Registrant)



Date:      October 19, 2001                             Andrea L. Forster
           ----------------                       ------------------------------
                                                  Vice President and Controller



Date:      October 19, 2001                           Alfred H. Drewes
           ----------------                       ------------------------------
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------
                                   ITEM 6 (a)
                                   ----------



EXHIBITS
--------

Exhibit 11              Computation of Basic and Diluted Earnings Per Share

EXHIBIT 11
                         The Pepsi Bottling Group, Inc.
               Computation of Basic and Diluted Earnings Per Share
                      (in millions, except per share data)


                                                            12-weeks Ended         36-weeks Ended
                                                            --------------         --------------
                                                          9/08/01    9/02/00      9/08/01   9/02/00
                                                          -------    -------      -------   -------

Number of shares on which basic earnings per share is based:


  Average outstanding during period................           142        147          144       148

  Add - Incremental shares under stock
    compensation plans.............................             5          2            4         1
                                                             ----       ----         ----      ----

Number of shares in which diluted
  earnings per share is based......................           147        149          148       149

Net earnings applicable to common
   shareholders (millions).........................         $ 150      $ 123        $ 292     $ 225

Net earnings on which diluted earnings
   per share is based (millions)...................         $ 150      $ 123        $ 292     $ 225

Basic earnings per share...........................         $1.05      $0.84        $2.03     $1.52

Diluted earnings per share.........................         $1.02      $0.82        $1.97     $1.51
