Form 10-K
period 2001-12-29
PEPSI BOTTLING GROUP INC
filed 2002-03-28
CIK 1076405

                                                                           NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-K
                                  ANNUAL REPORT
          Pursuant to Section 13 of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 29, 2001

                            -------------------------

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO___

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

         THE NUMBER OF SHARES OF CAPITAL STOCK OF THE PEPSI BOTTLING GROUP, INC. OUTSTANDING AS OF MARCH 11, 2002 WAS 279,881,744. THE AGGREGATE MARKET VALUE OF THE PEPSI BOTTLING GROUP, INC. CAPITAL STOCK HELD BY NON-AFFILIATES OF THE PEPSI BOTTLING GROUP, INC. AS OF MARCH 11, 2002 WAS $4,155,502,225.


 DOCUMENTS OF WHICH PORTIONS               PARTS OF FORM 10-K INTO WHICH PORTION
ARE INCORPORATED BY REFERENCE                   OF DOCUMENTS ARE INCORPORATED
-----------------------------                   -----------------------------
ANNUAL REPORT TO SHAREHOLDERS                               I, II

PROXY STATEMENT FOR THE PEPSI BOTTLING GROUP, INC.
MAY 22, 2002 ANNUAL MEETING OF SHAREHOLDERS                   III

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         The Pepsi Bottling Group, Inc. ("PBG") was incorporated in Delaware in January, 1999, as a wholly-owned subsidiary of PepsiCo, Inc. ("PepsiCo") to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of February 21, 2002, PepsiCo's ownership represented 37.9% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 42.9% of the voting power of all classes of PBG's voting stock. PepsiCo also owns 7.0% of the equity interest of Bottling Group, LLC, PBG's principal operating subsidiary. We refer to our publicly traded common stock as "Common Stock" and, together with our Class B common stock, as our "Capital Stock." When used in this Report, "PBG," "we," "us" and "our" each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC, which we also refer to as "Bottling LLC."

RECENT ACQUISITION

         On March 13, 2002, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola's international beverages in Turkey for a purchase price of approximately $100 million in cash and assumed debt.

PRINCIPAL PRODUCTS

         PBG is the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. Pepsi-Cola beverages sold by us include PEPSI-COLA, DIET PEPSI, PEPSI ONE, PEPSI TWIST, MOUNTAIN DEW, MOUNTAIN DEW CODE RED, AMP, LIPTON BRISK, LIPTON'S ICED TEA, SLICE, MUG, AQUAFINA, STARBUCKS FRAPPUCCINO, FRUITWORKS, SIERRA MIST, DOLE and SOBE and, outside the U.S., 7UP, PEPSI MAX, MIRINDA and KAS. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states, the District of Columbia, eight Canadian provinces, Spain, Greece and Russia. In some of our territories, we also have the right to manufacture, sell and distribute soft drink products of other companies, including DR PEPPER, 7UP and ALL SPORT in the U.S. Approximately 79% of our volume is sold in the United States, and the remaining 21% is sold in Canada, Spain, Greece and Russia. We have an extensive distribution system in the United States and Canada. In Russia, Spain and Greece, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.

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

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

     Our portfolio of beverage products includes some of the best recognized trademarks in the world and includes PEPSI-COLA, DIET PEPSI, PEPSI ONE, PEPSI TWIST, MOUNTAIN DEW, MOUNTAIN DEW CODE RED, AMP, LIPTON BRISK, LIPTON'S ICED TEA, SLICE, MUG, AQUAFINA, STARBUCKS FRAPPUCCINO, FRUITWORKS, SIERRA MIST, DOLE, SOBE and outside the U.S., 7UP, PEPSI MAX, MIRINDA and KAS. The majority of our volume is derived from brands licensed from PepsiCo or PepsiCo joint ventures. In some of our territories, we also have the right to manufacture, sell and distribute soft drink products of other companies, including DR PEPPER, 7UP and ALL SPORT in the U.S.

     PBG conducts its business primarily under agreements with PepsiCo. These agreements give us the exclusive right to market, distribute, and produce beverage products of PepsiCo in authorized containers in specified territories.

     Set forth below is a description of the Pepsi beverage agreements and other bottling agreements to which we are a party.

     Terms of the Master Bottling Agreement. The Master Bottling Agreement under which we manufacture, package, sell and distribute the cola beverages bearing the PEPSI-COLA and PEPSI trademarks was entered into in March of 1999. The Master Bottling Agreement gives us the exclusive and perpetual right to distribute cola beverages for sale in specified territories in authorized containers of the nature currently used by us. The Master Bottling Agreement provides that we will purchase our entire requirements of concentrates for the cola beverages from PepsiCo at prices, and on terms and conditions, determined from time to time by PepsiCo. PepsiCo may determine from time to time what types of containers to authorize for use by us. PepsiCo has no rights under the Master Bottling Agreement with respect to the prices at which we sell our products.

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

     The Master Bottling Agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the Master Bottling Agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2001, PepsiCo approved our annual plan.

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

     Under the Master Bottling Agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell PEPSI trademarked cola beverages within a specific area -- currently representing approximately 13.2% of PepsiCo's U.S. bottling system in terms of volume -- if we have successfully negotiated the acquisition and, in PepsiCo's reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell PEPSI trademarked cola beverages outside of that specific area without PepsiCo's prior written approval.

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

     An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of our voting securities without the consent of PepsiCo. As of February 21, 2002, no shareholder of PBG, other than PepsiCo, holds more than 7.0% of our Common Stock.

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

     Terms of the Non-Cola Bottling Agreements. The beverage products covered by the non-cola bottling agreements are beverages licensed to us by PepsiCo, consisting of MOUNTAIN DEW, DIET MOUNTAIN DEW, MOUNTAIN DEW CODE RED, SLICE, SIERRA MIST, AQUAFINA, FRUITWORKS, MUG root beer and cream soda. The non-cola bottling agreements contain provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions, authorized containers, planning, quality control, transfer restrictions, term, and related matters. Our non-cola bottling agreements will terminate if PepsiCo terminates our Master Bottling Agreement. The exclusivity provisions contained in the non-cola bottling agreements would prevent us from manufacturing, selling or distributing beverage products which imitate, infringe upon, or cause confusion with, the beverage products covered by the non-cola bottling agreements. PepsiCo may also elect to discontinue the manufacture, sale or distribution of a non-cola beverage and terminate the applicable non-cola bottling agreement upon six months notice to us.

     We also have agreements with PepsiCo granting us exclusive rights to distribute AMP and DOLE in all of our territories and SOBE in certain specified territories. The distribution agreements contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

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

     The Master Syrup Agreement contains provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The Master Syrup Agreement has an initial term of five years and is automatically renewable for additional five-year periods unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Master Syrup Agreement without cause at the conclusion of the initial five-year period or at any time during a renewal term upon twenty-four months notice. In the event PepsiCo terminates the Master Syrup Agreement without cause, PepsiCo is required to pay us the fair market value of our rights thereunder.

     Our Master Syrup Agreement will terminate if PepsiCo terminates our Master Bottling Agreement.

     Terms of Other U.S. Bottling Agreements. The bottling agreements between us and other licensors of beverage products, including Cadbury Schweppes plc -- for DR PEPPER, 7UP, SCHWEPPES and CANADA DRY, the Pepsi/Lipton Tea Partnership -- for LIPTON BRISK and LIPTON'S ICED TEA, the North American Coffee Partnership -- for STARBUCKS FRAPPUCCINO, and Monarch Company -- for ALL SPORT, contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations, and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

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

SEASONALITY

     Our peak season is the warm summer months beginning with Memorial Day and ending with Labor Day. Approximately 75% of our operating income is typically earned during the second and third quarters. Over 80% of cash flow from operations is typically generated in the third and fourth quarters.

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

GOVERNMENTAL REGULATION APPLICABLE TO PBG

     Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies as well as foreign government entities. As a producer of food products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations, including, in the United States, those of the federal Food, Drug and Cosmetic Act. The operations of our production and distribution facilities are subject to the laws and regulations of, among other agencies, the Department of Transportation, and various federal, state and local occupational and environmental laws. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act and laws relating to the operation, maintenance of and financial responsibility for, fuel storage tanks. We believe that our current legal, operational and environmental compliance programs adequately address such concerns and that we are in substantial compliance with applicable laws and regulations. We do not anticipate making any material expenditures in connection with environmental remediation and compliance. However, compliance with, or any violation of, future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

     In addition to the Canadian deposit legislation described above, Ontario, Canada, currently has a regulation requiring that 30% of all soft drinks sold in Ontario be bottled in refillable containers. This regulation is currently being reviewed by the Canadian Ministry of the Environment.

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

     Soft Drink Excise Tax Legislation

     Specific soft drink excise taxes have been in place in certain states for several years. The states in which we operate that currently impose such a tax are West Virginia, Arkansas and Tennessee and, with respect to fountain syrup only, Washington. Value-added taxes on soft drinks vary in our territories located in Canada, Spain, Greece and Russia, but are consistent with the value-added tax rate for other consumer products.

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

EMPLOYEES

     As of December 29, 2001, we employed approximately 37,000 full-time workers, of whom approximately 30,000 were employed in the United States. Approximately 8,800 of our full-time workers in the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements with the exception of a labor dispute at certain of our New Jersey facilities, which was successfully resolved on July 22, 2001.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

     For financial information on industry segments and operations in geographic areas, see Note 15 to PBG's Consolidated Financial Statements, found on page 52 of our Annual Report to Shareholders for the year ended December 29, 2001, which is incorporated herein by reference and is included as Exhibit 13 hereto.

ITEM 2.  PROPERTIES

     We operate 70 soft drink production facilities worldwide, of which 62 are owned and 8 are leased. Of PBG's 328 distribution facilities, 264 are owned and 64 are leased. We believe that our bottling, canning and syrup filling lines and our distribution facilities are sufficient to meet present needs. We also lease headquarters office space in Somers, New York.

     We also own or lease and operate approximately 28,000 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our soft drink products. We also own more than 1.2 million soft drink dispensing and vending machines.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

(a)  Special Meeting of Shareholders of PBG was held on November 27, 2001.

(b)  The only matter voted on was:

     Approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 300,000,000 to 900,000,000. The number of votes cast in connection with said approval was as follows:

     Number of Votes Cast:

     For                 Against             Abstain           Broker Non-Votes
     ---                 --------            -------           ----------------
     105,980,118         23,457,374          398,670                   N/A

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information pertaining to the executive officers of PBG as of February 21, 2002:

CRAIG E. WEATHERUP, 56, is currently the Chairman of our Board. Mr. Weatherup was also the Chief Executive Officer of PBG from March 1999 to September 2001. Mr. Weatherup served on the Board of Directors of PepsiCo from 1996 until March 1999. Prior to becoming our Chairman and Chief Executive Officer, he served as Chairman and Chief Executive Officer of the Pepsi-Cola Company since July 1996. He was appointed President of the Pepsi-Cola Company in 1988, President and Chief Executive Officer of Pepsi-Cola North America in 1991, and served as PepsiCo's President in 1996. Mr. Weatherup is also a director of Federated Department Stores, Inc. and Starbucks Corporation.

JOHN T. CAHILL, 44, is currently our Chief Executive Officer. Previously, Mr. Cahill served as our President and Chief Operating Officer from August 2000 to September 2001. Mr. Cahill has been a member of our Board of Directors since January 1999 and served as our Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996.

ERIC J. FOSS, 43, is currently our President, PBG North America. Previously, Mr. Foss was our Executive Vice President and General Manager, PBG North America from August 2000 to September 2001. From October 1999 until August 2000, he served as our Senior Vice President, U.S. Sales and Field Operations, and prior to that, he was our Senior Vice President, Sales and Field Marketing, since March 1999. Mr. Foss joined Pepsi-Cola Company in 1982 and has held a variety of other field and headquarters-based sales, marketing and general management positions. From 1994 to 1996, Mr. Foss was General Manager of Pepsi-Cola North America's Great West Business Unit. In 1996, Mr. Foss was named General Manager for the Central Europe Region for Pepsi-Cola International, a position he held until joining PBG in March 1999.

YIANNIS PETRIDES, 44, has been our President, PBG Europe, since June 2000, with responsibilities for PBG's operations in Spain, Greece and Russia. Most recently, he served as Business Unit General Manager for PBG in Spain and Greece. Mr. Petrides joined PepsiCo in 1987 in the international beverage division. In 1993, he was named General Manager of Frito Lay's Greek operation with additional responsibility for the Balkan countries. Two years later, he was appointed Business Unit General Manager for Pepsi Beverages International's bottling operation in Spain.

ALFRED H. DREWES, 46, is our Senior Vice President and Chief Financial Officer. Appointed to this position in June 2001, Mr. Drewes previously served as Senior Vice President and Chief Financial Officer of Pepsi Beverages International ("PBI"). Mr. Drewes joined PepsiCo in 1982 as a financial analyst in New Jersey. During the next nine years, he rose through increasingly responsible finance positions within Pepsi-Cola North America in field operations and headquarters. In 1991, Mr. Drewes joined PBI as Vice President of Manufacturing Operations, with responsibility for the global concentrate supply organization.

PAMELA C. MCGUIRE, 54, has been our Senior Vice President, General Counsel and Secretary since November 1998. Ms. McGuire joined PepsiCo in 1977 and served as Vice President and Division Counsel of Pepsi-Cola Company from 1989 to March 1998, when she was named Vice President and Associate General Counsel of the Pepsi-Cola Company.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Stock Trading Symbol - PBG.

         Stock Exchange Listings - PBG's Common Stock is listed on the New York Stock Exchange. Our Class B common stock is not publicly traded.

         Shareholders - As of March 11, 2002, there were approximately 44,033 registered and beneficial shareholders of Common Stock. PepsiCo is the holder of all of the outstanding shares of Class B common stock.

         Dividend Policy - Quarterly cash dividends are usually declared in January, March, July and November and paid at the end of March, June, September and at the beginning of January. The dividend record dates for 2002 are expected to be March 8, June 7, September 6 and December 6.

         Cash Dividends Declared Per Share on Capital Stock:

                    Quarter          2001           2000
                    -------          ----           ----

                    1                 $.02          $.02
                    2                 $.02          $.02
                    3                 $.02          $.02
                    4                 $.01(1)       $.02
                                     -----          ----
                    Total             $.07          $.08

         Stock Prices - The high, low and closing prices for a share of PBG Common Stock on the New York Stock Exchange, as reported by Bloomberg Service, for each fiscal quarter of 2001 and 2000 were as follows (in dollars): (2)

  2001                        High                   Low               Close
  ----                        ----                   ---               -----
  First Quarter               21 1/4                 16 25/32          19 5/91
  Second Quarter              22 23/43               17 19/20          20 29/40
  Third Quarter               22 43/50               19 17/25          22 3/10
  Fourth Quarter              24 29/40               21 5/8            23 4/5

  2000                       High                   Low               Close
  ----                       ----                   ---               -----
  First Quarter              11 15/32               8 1/8             10 1/8
  Second Quarter             13 5/8                 9 1/32            13 17/32
  Third Quarter              16 19/32               13 1/4            15 23/32
  Fourth Quarter             21 1/8                 14 5/32           19 29/32

------------------

(1) As a result of a 2-for-1 split of PBG Common Stock effective November 27, 2001, PBG's previous quarterly dividend of $.02 per share was halved.

(2) For purposes of comparability share prices for the quarters prior to November 27, 2001 have been adjusted to reflect the 2-for-1 split of PBG Common Stock which was effective November 27, 2001.

ITEM 6. SELECTED FINANCIAL DATA

"Selected Financial and Operating Data" for the years 1995 through 2001, on page 56 of our Annual Report to Shareholders for the year ended December 29, 2001 is incorporated into this report by reference and is included as Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"Management's Financial Review" on pages 26 through 56 of PBG's Annual Report to Shareholders for the year ended December 29, 2001 is incorporated into this report by reference and is included as Exhibit 13 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

"Management's Financial Review -- Market Risks and Cautionary Statements" on pages 26 and 39 of our Annual Report to Shareholders for the year ended December 29, 2001 is incorporated herein by reference and is included as Exhibit 13 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following consolidated financial statements of PBG and its subsidiaries are incorporated herein by reference to our Annual Report to Shareholders for the year ended December 29, 2001, included as Exhibit 13 hereto, at the pages indicated:

Consolidated Statements of Operations - Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999 (page 31).

Consolidated Statements of Cash Flows - Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999 (page 35).

Consolidated Balance Sheets - December 29, 2001 and December 30, 2000 (page 36).

Consolidated Statements of Changes in Shareholders' Equity - Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999 (page 40).

Notes to Consolidated Financial Statements (pages 41-54).

Report of Independent Auditors (page 55).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PBG

         The name, age and background of each of the PBG's directors nominated for election are contained under the caption "Election of Directors" in PBG's Proxy Statement for its 2002 Annual Meeting of Shareholders and are incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to the executive officers of PBG is reported in Part I of this Report.

         Executive officers are elected by PBG's Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have been qualified. There are no family relationships among our executive officers.

         Information on Compliance with Section 16(a) of the Exchange Act is contained in PBG's Proxy Statement for its 2002 Annual Meeting of Shareholders under the caption "Section 16 Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information on compensation of PBG's directors and certain named executive officers is contained in PBG's Proxy Statement for its 2002 Annual Meeting of Shareholders under the captions "Directors' Compensation" and "Executive Compensation," respectively, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information on the number of shares of PBG Common Stock beneficially owned by each director, each named executive officer and by all directors and named executive officers as a group is contained under the captions "Ownership of Common Stock by Directors and Executive Officers" and "Stock Ownership of Certain Beneficial Owners" in PBG's Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to certain transactions between PBG, PepsiCo and their affiliates and certain other persons is set forth under the caption "Certain Relationships and Related Transactions" in PBG's 2002 Proxy Statement and is incorporated herein by reference.

                                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements. The following consolidated financial statements of PBG and its subsidiaries, included in our Annual Report to Shareholders for the year ended December 29, 2001, are incorporated by reference into Part II, Item 8 of this report:

         Consolidated Statements of Operations - Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999.

         Consolidated Statements of Cash Flows - Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999.

         Consolidated Balance Sheets - December 29, 2001 and December 30, 2000.

         Consolidated Statements of Changes in Shareholders' Equity - Fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999.

         Notes to Consolidated Financial Statements.

         Report of Independent Auditors.

         2. Financial Statement Schedule. The following financial statement schedule of PBG and its subsidiaries is included in this report on the page indicated:

                                                                            Page

Independent Auditors' Report on Schedule and Consent .......................F-2

Schedule II -  Valuation and Qualifying Accounts for the fiscal years ended
               December 29, 2001, December 30, 2000 and December 25, 1999 . F-3

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

Dated:  March 28, 2002
                                            The Pepsi Bottling Group, Inc.


                                            By:  /s/ John T. Cahill
                                                 -------------------------
                                                 John T. Cahill
                                                 Chief Executive Officer

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

SIGNATURE                               TITLE                                    DATE
---------                               -----                                    ----

/s/ Craig E. Weatherup                  Chairman of the Board                    March 28, 2002
----------------------
Craig E. Weatherup

/s/ John T. Cahill                      Chief Executive Officer and              March 28, 2002
------------------                      Director
John T. Cahill

/s/Alfred H. Drewes                     Senior Vice President and Chief          March 28, 2002
-------------------                     Financial Officer (Principal
Alfred H. Drewes                        Financial Officer)

/s/ Andrea L. Forster                   Vice President and Controller            March 28, 2002
---------------------                   (Principal Accounting Officer)
Andrea L. Forster

/s/ Linda G. Alvarado                   Director                                 March 28, 2002
---------------------
Linda G. Alvarado

/s/ Barry H. Beracha                    Director                                 March 28, 2002
--------------------
Barry H. Beracha

/s/ Thomas W. Jones                     Director                                 March 28, 2002
--------------------
Thomas W. Jones

/s/ Thomas H. Kean                      Director                                 March 28, 2002
------------------
Thomas H. Kean

/s/ Susan D. Kronick                    Director                                 March 28, 2002
--------------------
Susan D. Kronick

/s/ Margaret D. Moore                   Director                                 March 28, 2002
---------------------
Margaret D. Moore


                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE

Independent Auditors' Report on Schedule and Consent........................ F-2
Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 29, 2001 December 30, 2000 and December 25, 1999........... F-3

                    INDEPENDENT AUDITORS' REPORT AND CONSENT



The Board of Directors and Shareholders
The Pepsi Bottling Group, Inc.:

Under date of January 24, 2002 we reported on the Consolidated Balance Sheets of The Pepsi Bottling Group, Inc. (the "Company") as of December 29, 2001 and December 30, 2000 and the related Consolidated Statements of Operations, Cash Flows and Changes in Shareholders' Equity for each of the fiscal years in the three-year period ended December 29, 2001, which are incorporated by reference in this Form 10-K. In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related consolidated financial statement schedule included in this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to the use of reports included herein or incorporated herein by reference in the registration statements (Nos. 333-79357, 333-79369, 333-79375, 333-79365, 333-80647, 333-60428, 333-69622, 333-73302) on Form S-8 of The Pepsi
Bottling Group, Inc.

/s/ KPMG LLP

New York, New York
March 28, 2002

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         THE PEPSI BOTTLING GROUP, INC.
                                   IN MILLIONS

                                                              ADDITIONS
                                                     ---------------------------
                                    Balance At      Charged To       Charged To
                                    Beginning        Cost And          Other                          Balance At End
      DESCRIPTION                   Of Period        Expenses        Accounts(a)     Deductions(b)      Of Period
      -----------                   ---------        --------        -----------     -------------      ---------
FISCAL YEAR ENDED
DECEMBER 29, 2001
    Allowance for
      losses on trade
      accounts receivable              $42              $ 9              $--              $ 9              $42

DECEMBER 30, 2000
   Allowance for losses
        on trade accounts
        receivable                     $48              $ 2              $--              $ 8              $42

DECEMBER 25, 1999
   Allowance for losses
      on trade accounts
        receivable                     $46              $ 6              $ 3              $ 7              $48


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

3.4      Amendment to Articles of Incorporation of PBG dated as of November 27,
         2001.

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

4.3 First Supplemental Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., Bottling Group, LLC, PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, supplementing the Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, which is incorporated herein by reference to Exhibit 10.10 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

4.4 Indenture, dated as of March 8, 1999, by and among PBG, as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Notes due 2029, which is incorporated herein by reference to Exhibit 10.14 to PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

4.5 U.S. $250,000,000 364 Day Credit Agreement, dated as of April 22, 1999 among PBG, Bottling Group, LLC, The Chase Manhattan Bank, Bank of America National Trust and Savings Association, Citibank, N.A., Credit Suisse First Boston, UBS AG, Lehman Commercial Paper Inc., Royal Bank of Canada, Banco Bilbao Vizcaya, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Fleet National Bank, Hong Kong & Shanghai Banking Corp., The Bank of New York, The Northern Trust Company, The Chase Manhattan Bank, as Agent, Chase Securities Inc. as Arranger and Nationsbanc Montgomery Securities LLC and Solomon Smith Barney Inc. as Co-Syndication Agents, which is incorporated herein by reference to
         Exhibit 4.5 to PBG's Annual Report on Form 10-K for the year ended December 25, 1999.

4.6 U.S. $250,000,000 5 Year Credit Agreement, dated as of April 22, 1999 among PBG, Bottling Group, LLC, The Chase Manhattan Bank, Bank of America National Trust and Savings Association, Citibank, N.A., Credit Suisse First Boston, UBS AG, Lehman Commercial Paper Inc., Royal Bank of Canada, Banco Bilbao Vizcaya, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Fleet National Bank, Hong Kong & Shanghai Banking Corp., The Bank of New York, The Northern Trust Company, The Chase Manhattan Bank, as Agent, Chase Securities Inc. as Arranger and Nationsbanc Montgomery Securities LLC and Solomon Smith Barney Inc. as Co-Syndication Agents, which is incorporated herein by reference to
         Exhibit 4.6 to PBG's Annual Report on Form 10-K for the year ended December 25, 1999.

4.7 U.S. $250,000,000 364 Day Credit Agreement, dated as of May 3, 2000 among PBG, Bottling Group, LLC, The Chase Manhattan Bank, Bank of America, N. A., Citibank, N.A., Credit Suisse First Boston, UBS AG, Lehman Commercial Paper Inc., The Northern Trust Company, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Royal Bank of Canada, Banco Bilbao Vizcaya, Fleet National Bank, The Bank of New York, The Chase Manhattan Bank, as Agent, Salomon Smith Barney Inc and Banc of America Securities LLC as Co-Lead Arrangers and Book Managers and Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents, which is incorporated herein by reference to Exhibit 4.7 to PBG's Annual Report on Form 10-K for the year ended December 30, 2000.

4.8 U.S. $250,000,000 Amended and Restated 364 Day Credit Agreement, dated as of May 2, 2001 among PBG, Bottling Group, LLC, The Chase Manhattan Bank, Bank of America, N. A., Citibank, N.A., Credit Suisse First Boston, Lehman Commercial Paper Inc., The Northern Trust Company, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Royal Bank of Canada, Banco Bilbao Vizcaya, Fleet National Bank, The Bank of New York, State Street Bank and Trust Company, The Chase Manhattan Bank, as Agent, Salomon Smith Barney Inc and JP Morgan as Co-Lead Arrangers and Book Managers and Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents.

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

10.12 Amended PBG Executive Income Deferral Program, which is incorporated herein by reference to Exhibit 10.12 to PBG's Annual Report on Form 10-K for the year ended December 30, 2000.

10.13 PBG Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.13 to PBG's Annual Report on Form 10-K for the year ended December 30, 2000.

10.14    PBG Directors' Stock Plan.

12       Statement re Computation of Ratios.

13       PBG 2001 Annual Report to Shareholders. (Pages 26 through 56)

21       Subsidiaries of PBG.

23       Report and Consent of KPMG LLP

24       Copy of Power of Attorney.