Form 10-Q
period 2002-03-24
PEPSI BOTTLING GROUP INC
filed 2002-05-07
CIK 1076405

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended   March 23, 2002 (12 weeks)
                                 -------------------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from       to
                               ----      ----

Commission file number  1-14893
                        -------




                         THE PEPSI BOTTLING GROUP, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  13-4038356
         --------------------                         -------------
(State or other jurisdiction of                           (I.R.S.
Employer incorporate or organization)               Identification No.)

     One Pepsi Way, Somers, New York                       10589
    ---------------------------------                    --------
(Address of principal executive offices)                (Zip Code)

                                  914-767-6000
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                      -----
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
    ---      ---

Number of shares of Capital Stock outstanding as of April 19, 2002:
282,589,617

                         The Pepsi Bottling Group, Inc.
                        --------------------------------
                                      Index

                                                                       Page No.
                                                                       --------

Part I            Financial Information

   Item 1.   Financial Statements

             Condensed Consolidated Statements of Operations -
                  12 weeks ended March 23, 2002 and March 24, 2001          3

             Condensed Consolidated Statements of Cash Flows -
                  12 weeks ended March 23, 2002 and March 24, 2001          4

             Condensed Consolidated Balance Sheets -
                  March 23, 2002 and December 29, 2001                      5

             Notes to Condensed Consolidated Financial Statements         6-8

   Item 2.   Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                     9-11

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                              11

             Independent Accountants' Review Report                        12

Part II           Other Information and Signatures


   Item 6.   Exhibits                                                      13

                         PART I - FINANCIAL INFORMATION
     Item 1.
                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Operations in millions except per share amounts, unaudited

                                                          12 Weeks Ended
                                                         ----------------
                                                      March 23,       March 24,
                                                        2002            2001
                                                     ---------       ---------

 Net Revenues........................................ $1,772          $1,647
 Cost of sales.......................................    942             882
                                                       -----           -----

 Gross Profit........................................    830             765
 Selling, delivery and administrative expenses.......    695             675
                                                       -----           -----

 Operating Income....................................    135              90
 Interest expense, net...............................     45              44
 Minority interest...................................      8               5
                                                       -----            ----

 Income before income taxes..........................     82              41
 Income tax expense..................................     28              15
                                                        ----            ----

 Net Income..........................................  $  54           $  26
                                                       =====           =====

 Basic Earnings per Share............................  $0.19           $0.09
 Weighted-Average Shares Outstanding.................    280             290

 Diluted Earnings per Share..........................  $0.19           $0.09
 Weighted-Average Shares Outstanding.................    291             299


     See accompanying notes to Condensed Consolidated Financial Statements.




                                                    The Pepsi Bottling Group, Inc.
                                            Condensed Consolidated Statements of Cash Flows
                                                        in millions, unaudited
                                                                                                  12 Weeks Ended
                                                                                                 ----------------
                                                                                              March 23,      March 24,
                                                                                                2002           2001
                                                                                              --------       --------
    Cash Flows - Operations
      Net income.....................................................................           $ 54           $ 26
      Adjustments to reconcile net income to net cash provided by operations:
            Depreciation..............................................................            91             81
            Amortization..............................................................             2             30
            Deferred income taxes.....................................................            11              1
            Other non-cash charges and credits, net...................................            56             40
            Changes in operating working capital, excluding effects of  acquisitions:
              Accounts receivable.....................................................           (21)             2
              Inventories.............................................................            (9)           (33)
              Prepaid expenses and other current assets...............................            (3)             2
              Accounts payable and other current liabilities..........................           (87)          (120)
                                                                                                ----           ----
            Net change in operating working capital ..................................          (120)          (149)
                                                                                                ----           ----
    Net Cash Provided by Operations...................................................            94             29
                                                                                                ----           ----
    Cash Flows - Investments
       Capital expenditures...........................................................          (110)          (114)
       Acquisitions...................................................................           (24)             -
       Sale of property, plant and equipment..........................................             1              -
       Other, net.....................................................................            (6)            (7)
                                                                                                ----           ----

    Net Cash Used for Investments.....................................................          (139)          (121)
                                                                                                ----           ----

    Cash Flows - Financing
       Short-term borrowings - three months or less...................................            15              9
       Payments of third-party debt...................................................             -             (1)
       Dividends paid.................................................................            (3)            (3)
       Proceeds from exercise of stock options........................................             3              -
       Purchase of treasury stock.....................................................           (34)           (54)
                                                                                                ----           ----

    Net Cash Used for Financing.......................................................           (19)           (49)
                                                                                                ----           ----

    Effect of Exchange Rate Changes on Cash and Cash Equivalents......................             -             (4)
                                                                                                ----           ----
    Net Decrease in Cash and Cash Equivalents.........................................           (64)          (145)
    Cash and Cash Equivalents Beginning of Period.....................................           277            318
                                                                                                ----           ----
    Cash and Cash Equivalents End of Period...........................................          $213           $173
                                                                                                ====           ====
    Supplemental Cash Flow Information
    Third-party interest and income taxes paid........................................          $111           $100
                                                                                                ====           ====
                                See accompanying notes to Condensed Consolidated Financial Statements.



                                                    The Pepsi Bottling Group, Inc.
                                                 Condensed Consolidated Balance Sheets
                                                 in millions, except per share amounts

                                                                                   (Unaudited)
                                                                                      March        December
                                                                                    23, 2002       29, 2001
                                                                                    --------       --------
Assets
Current Assets
  Cash and cash equivalents................................................         $  213         $  277
  Accounts receivable, less allowance of $39 and $42 at
        March 23, 2002 and December 29, 2001, respectively.................            850            823
  Inventories..............................................................            346            331
  Prepaid expenses and other current assets................................            119            117
                                                                                    ------         ------
       Total Current Assets................................................          1,528          1,548

Property, plant and equipment, net.........................................          2,641          2,543
Intangible assets, net.....................................................          3,688          3,684
Other assets...............................................................             98             82
                                                                                    ------         ------
          Total Assets.....................................................         $7,955         $7,857
                                                                                    ======         ======
Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and other current liabilities...........................         $  946         $1,004
  Short-term borrowings....................................................            109             77
                                                                                    ------         ------
       Total Current Liabilities...........................................          1,055          1,081

Long-term debt.............................................................          3,331          3,285
Other liabilities..........................................................            576            550
Deferred income taxes......................................................          1,035          1,021
Minority interest..........................................................            327            319
                                                                                    ------         ------
          Total Liabilities................................................          6,324          6,256

Shareholders' Equity
   Common stock, par value $.01 per share:
       authorized 900 shares, issued 310 shares............................              3              3
   Additional paid-in capital..............................................          1,740          1,739
   Retained earnings.......................................................            700            649
   Accumulated other comprehensive loss....................................           (361)          (370)
   Treasury stock: 30 shares and 29 shares at March 23, 2002 and December
      29, 2001, respectively...............................................           (451)          (420)
                                                                                    ------         ------
       Total Shareholders' Equity..........................................          1,631          1,601
                                                                                    ------         ------
           Total Liabilities and Shareholders' Equity......................         $7,955         $7,857
                                                                                    ======         ======

                                See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions
-------------------------------------------------------------------------------
Note 1 - Basis of Presentation
     The Pepsi Bottling Group, Inc. ("PBG") is the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages consisting of bottling operations located in the United States, Canada, Spain, Greece, Russia and Turkey. Pepsi-Cola beverages sold by PBG include Pepsi-Cola, Diet Pepsi, Mountain Dew, Aquafina and other brands of carbonated soft drinks and non-carbonated beverages. Approximately 90% of PBG's net revenues were derived from the sale of Pepsi-Cola beverages. References to PBG throughout these Condensed Consolidated Financial Statements are made using the first-person notations of "we," "our" and "us."

     On November 27, 2001, our shareholders approved an amendment to our Certificate of Incorporation increasing the authorized shares of PBG common stock from 300 million to 900 million facilitating a two-for-one stock split of issued common stock. The stock split was effected in the form of a 100% stock dividend paid to our shareholders of record on November 27, 2001. As a result of the stock split, the accompanying Condensed Consolidated Financial Statements reflect an increase in the number of outstanding shares of common stock and shares of treasury stock and the transfer of the par value of these incremental shares from additional paid-in capital. All PBG share and per share data have been restated to reflect the split.

     As of March 23, 2002, PepsiCo Inc.'s ("PepsiCo") ownership consisted of 37.9% of our outstanding common stock and 100% of our outstanding Class B common stock, together representing 43.0% of the voting power of all classes of our voting stock. PepsiCo also owns 7.0% of the equity of Bottling Group, LLC, our principal operating subsidiary.

     The accompanying Condensed Consolidated Balance Sheet at March 23, 2002 and the Condensed Consolidated Statements of Operations and Cash Flows for the 12-weeks ended March 23, 2002 and March 24, 2001 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 29, 2001 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

Note 2 - Seasonality of Business
     The results for the first quarter are not necessarily indicative of the results that may be expected for the full year because of business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation and interest, which are not significantly impacted by business seasonality.

Note 3 - Inventories
                                               March     December
                                              23, 2002   29, 2001
                                              --------   --------
Raw materials and supplies................      $117        $117
Finished goods............................       229         214
                                                ----        ----
                                                $346        $331
                                                ====        ====

Note 4 - Property, Plant and Equipment, net
                                                      March        December
                                                    23, 2002       29, 2001
                                                    --------       --------
Land..............................................   $  145        $  145
Buildings and improvements........................      939           925
Manufacturing and distribution equipment..........    2,426         2,308
Marketing equipment...............................    1,855         1,846
Other.............................................      124           121
                                                     ------        ------
                                                      5,489         5,345
Accumulated depreciation..........................   (2,848)       (2,802)
                                                     ------        ------
                                                     $2,641        $2,543
                                                     ======        ======

Note 5 - Intangible assets, net
                                                       March       December
                                                     23, 2002      29, 2001
                                                     --------      --------
Intangibles subject to amortization:
   Gross carrying amount:
   Franchise rights...............................  $    13        $   12
   Other identifiable intangibles.................       39            39
                                                     ------        ------
                                                         52            51
                                                     ------        ------
   Accumulated amortization:
   Franchise rights...............................       (3)           (2)
   Other identifiable intangibles.................      (26)          (25)
                                                     ------        ------
                                                        (29)          (27)
                                                     ------        ------
Intangibles not subject to amortization:
   Gross carrying amount:
   Franchise rights...............................    3,590         3,585
   Goodwill.......................................    1,574         1,574
                                                     ------        ------
                                                      5,164         5,159
                                                     ------        ------
   Accumulated amortization:
   Franchise rights...............................     (971)         (971)
   Goodwill.......................................     (528)         (528)
                                                     ------        ------
                                                     (1,499)       (1,499)
                                                     ------        ------
                                                     $3,688        $3,684
                                                     ======        ======

Note 6 -  Acquisitions
     In late March 2002, PBG acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola's international beverages in Turkey. Specifically, we acquired the majority and minority ownership interests in Fruko Mesrubat Sanayii A.S. and other related entities from Tamek Holding A.S. and individual shareholders, and PepsiCo. Prior to the acquisition, PepsiCo had a 22% investment in the bottling operations in Turkey. As part of this acquisition, PBG paid PepsiCo $7 million for its equity interest in the acquired entity and received $16 million from PepsiCo for the sale of the acquired entity's local brands to PepsiCo. Also in late March 2002, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from the Pepsi-Cola Bottling Company of Macon, Inc. in Georgia. The aggregate purchase price of these two acquisitions was $90 million consisting of $20 million of cash paid and $70 million of assumed debt.

     The Turkey acquisition was made to allow us to strategically increase our markets outside the United States. The Macon acquisition was made to enable us to provide better service to our large retail customers in the United States. We also expect both acquisitions to reduce costs through economies of scale.

     As these acquisitions were completed late in our first quarter, the results of their operations were not material and have not been included in our 2002 first quarter results. In addition, due to the timing of the acquisitions the purchase accounting allocations including the allocation of the purchase price to goodwill and other identifiable intangibles was not made in the first quarter but rather will be made during the balance of 2002.

     In the first quarter of 2002, PBG paid $4 million to PepsiCo for distribution rights relating to the SoBe brand in certain PBG-owned territories in the United States.

Note 7 - Treasury Stock
     In the first quarter of 2002, we repurchased approximately 1.5 million shares for $34 million and approximately 2.8 million shares for $54 million over the same period in 2001. Since the inception of the Company's share repurchase program in October 1999, nearly 33 million shares of PBG common stock have been repurchased of the total 50 million shares authorized to be repurchased.

Note 8 - New Accounting Standards
     During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Effective the first day of fiscal year 2002, we no longer amortize goodwill and certain franchise rights, but evaluate them for impairment annually. We have completed the initial impairment review required by SFAS 142 and have determined that our intangible assets were not impaired. Had we adopted SFAS 142 on the first day of 2001, our first quarter 2001 amortization expense would have been lowered by approximately $29 million and net income would have increased $20 million (or $0.07 per diluted share) to $46 million.

Note 9 - Comprehensive Income/(Loss)

                                                          12-weeks Ended
                                                         ----------------
                                                        March        March
                                                      23, 2002      24, 2001
                                                      --------      --------
Net income...........................................   $ 54          $ 26
Currency translation adjustment......................      2           (27)
SFAS 133 adjustment..................................      7            (6)
                                                        ----          ----
Comprehensive Income/(Loss)..........................   $ 63          $ (7)
                                                        ====          ====

Note 10 - Contingencies
     We are involved in a lawsuit with current and former employees concerning wage and hour issues in New Jersey. We are unable to predict the amount of any costs or implications of this case at this time as legal proceedings are ongoing.

     We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We believe that the ultimate liability arising from such claims or contingencies, if any, in excess of amounts already recognized is not likely to have a material adverse effect on our results of operations, financial condition or liquidity.

Item 2.

Management's Discussion and Analysis of Results of Operations and Financial Condition
----------------------------------------------------------------------------

Overview
     The first quarter of 2002 marked the 13th consecutive quarter of outstanding operating results for The Pepsi Bottling Group, Inc. (collectively referred to as "PBG," "we," "our" and "us"). Highlights of these results were as follows:

o  Constant territory EBITDA grew 12% in the first quarter.

o Our worldwide constant territory physical case volume grew by 4% in the first 12-weeks of 2002.

o We increased first quarter worldwide constant territory net revenue per case by 3% as compared to the same period in 2001.

o We delivered first quarter 2002 diluted earnings per share of $0.19, an increase of $0.10 over the same 12 week period in 2001. Included in the increase of $0.10 is a $0.07 favorable impact from the adoption of SFAS 142, "Goodwill and Other Intangible Assets."

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

Use of EBITDA
     EBITDA, which is computed as operating income plus the sum of depreciation and amortization, is a key indicator management and the industry use to evaluate operating performance. It is not, however, required under accounting principles generally accepted in the United States of America and should not be considered an alternative to measurements required by GAAP such as net income or cash flows.

Results of Operations
---------------------
                                                               Constant
                                               Reported        Territory
                                                Change          Change
                                               --------        ---------
     EBITDA..................................     13%             12%
     Volume..................................      4%              4%
     Net Revenue per Case....................      3%              3%


EBITDA
     On a reported basis, EBITDA was $228 million in the first quarter of 2002, representing a 13% increase over the same period of 2001. On a constant territory basis, EBITDA grew 12% for the first quarter of 2002, reflecting higher pricing in the U.S., an increased mix of higher margin cold drink volume, approximately 4% volume growth in the U.S., and continued growth in our operations outside the U.S., particularly in Russia. These increases are partially offset by higher variable selling and delivery costs.

Volume
     Our  worldwide  physical  case  volume grew  approximately  4% in the first
12-weeks of 2002. Constant territory volume grew 4% in the first quarter reflecting approximately 4% volume growth from both the U.S. and our operations outside the United States. U.S. growth was led by solid performance in both the take-home and cold drink channels. In both channels, we continue to benefit from innovation, as well as the continued strong growth of Aquafina. Outside the U.S., volume growth was led by double-digit growth in Russia. Our Russian business benefited from the introduction of several new products this quarter, including Cherry Pepsi, Pepsi Twist, two new local flavors as well as the continued success of our water business.

Net revenues
     Reported net revenues were $1,772 million in the first quarter of 2002, representing an 8% increase over the prior year. On a constant territory basis, net revenues increased by 7% in the quarter, reflecting 4% volume growth and approximately 3% growth in net revenue per case. U.S. net revenues grew 7%, driven by approximately 4% volume and net revenue per case growth. The net revenue per case growth in the U.S. was driven equally by an improved mix of higher revenue products resulting from innovation and Aquafina growth as well as price increases primarily in our take-home business. Outside the U.S., growth in net revenues was 4% reflecting approximately 4% volume growth and flat net revenue per case growth. Excluding the negative impact from currency translations, net revenue per case growth was over 4% outside the U.S. and 4% worldwide.

Cost of sales
     Cost of sales increased $60 million, or 7%, in the first quarter of 2002. On a constant territory basis, cost of sales increased 6% reflecting volume growth of nearly 4% and cost of sales per case growth of approximately 3%. The increase in cost of sales per case is primarily driven by higher U.S. concentrate costs and mix shifts into higher cost packages and products.

Selling, delivery and administrative expenses
     Selling, delivery and administrative expenses grew $20 million, or 3%, in the first quarter over the comparable period in 2001. Excluding the impact of the adoption of SFAS 142, constant territory selling, delivery and administrative expenses grew 7%. This increase was primarily driven by higher variable selling and delivery costs reflecting growth in our business and an increase in our bad debt provision.

Income tax expense
     Our full year forecasted tax rate for 2002 is 33.75%, which corresponds to an effective tax rate of 36.5% in 2001. The decrease in the effective tax rate is primarily as a result of the implementation of SFAS 142 in 2002.

Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operating activities increased $65 million to $94 million in the first 12 weeks of 2002, reflecting strong EBITDA growth coupled with improved working capital trends.

     Net cash used for investments increased by $18 million from $121 million at the end of the first quarter of 2001 to $139 million in the first 12 weeks of 2002, primarily due to acquisition spending, which was $24 million higher in 2002.

     Net cash used for financing decreased $30 million from the end of the first quarter of 2001 to the first 12-weeks of 2002. This change primarily reflects lower share repurchases.

Cautionary Statements
---------------------
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, material changes in expected levels of marketing support payments from PepsiCo, Inc., an inability to meet projections for performance in newly acquired territories and unfavorable interest rate and currency fluctuations.


Item 3.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

     We have no material changes to the risk disclosures made in our 2001 Annual Report on Form 10-K.

                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors
The Pepsi Bottling Group, Inc.

     We have reviewed the accompanying Condensed Consolidated Balance Sheet of The Pepsi Bottling Group, Inc. as of March 23, 2002, and the related Condensed Consolidated Statements of Operations and Cash Flows for the twelve weeks ended March 23, 2002 and March 24, 2001. These Condensed Consolidated Financial Statements are the responsibility of The Pepsi Bottling Group, Inc.'s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the Consolidated Balance Sheet of The Pepsi Bottling Group, Inc. as of December 29, 2001, and the related Consolidated Statements of Operations, Cash Flows and Changes in Shareholders' Equity for the fifty-two week period then ended not presented herein; and in our report dated January 24, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2001, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP



New York, New York
April 15, 2002

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








                                       THE PEPSI BOTTLING GROUP, INC.
                                       ------------------------------
                                               (Registrant)






Date:  May 6, 2002                            Andrea L. Forster
       -----------                      ------------------------------
                                        Vice President and Controller






Date:  May 6, 2002                           Alfred H. Drewes
       -----------                      ----------------------------
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

                                INDEX TO EXHIBITS
                                -----------------
                                   ITEM 6 (a)
                                   ----------



EXHIBITS
--------

Exhibit 11           Computation of Basic and Diluted Earnings Per Share

EXHIBIT 11
                         The Pepsi Bottling Group, Inc.
               Computation of Basic and Diluted Earnings Per Share
                      (in millions, except per share data)

                                                       12-weeks Ended
                                                    -------------------
                                                    3/23/02     3/24/01
                                                    -------     -------
Number of shares on which basic earnings
  per share is based:
  Average outstanding during period.............      280         290

  Add - Incremental shares under stock
    compensation plans..........................       11           9
                                                     ----        ----
Number of shares in which diluted
  earnings per share is based...................      291         299

Net earnings applicable to common
   shareholders (millions)......................    $  54       $  26

Net earnings on which diluted earnings
   per share is based (millions)................    $  54       $  26

Basic earnings per share........................    $0.19       $0.09

Diluted earnings per share......................    $0.19       $0.09