Form 10-Q
period 2002-06-15
PEPSI BOTTLING GROUP INC
filed 2002-07-26
CIK 1076405

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MarkOne)
 X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2002 (24-weeks)
                               ------------------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to
     ________

Commission file number  1-14893



                     THE PEPSI BOTTLING GROUP, INC.
                     ------------------------------
        (Exact name of registrant as specified in its charter)

          Delaware                                   13-4038356
-----------------------------------             --------------------
(State or other jurisdiction of                      (I.R.S.
Employer incorporate or organization)            Identification No.)

  One Pepsi Way, Somers, New York                     10589
-----------------------------------             -------------------
(Address of principal executive offices)            (Zip Code)

                                  914-767-6000
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
    ---     ---

Number of shares of Capital Stock outstanding as of July 13, 2002:
285,095,507

                                                  The Pepsi Bottling Group, Inc.
                                                  ------------------------------
                                                              Index


                                                                                                                Page No.
                                                                                                                ________
Part I                Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Statements of Operations -
                           12 and 24-weeks ended June 15, 2002 and June 16, 2001                                   2

                      Condensed Consolidated Statements of Cash Flows -
                           24-weeks ended June 15, 2002 and June 16, 2001                                          3

                      Condensed Consolidated Balance Sheets -
                           June 15, 2002 and December 29, 2001                                                     4

                      Notes to Condensed Consolidated Financial Statements                                       5-9

        Item 2.       Management's Discussion and Analysis of Results of
                           Operations and Financial Condition                                                  10-12

        Item 3.       Quantitative and Qualitative Disclosures About
                           Market Risk                                                                            13

        Item 4.       Submission of Matters to a Vote of Security Holders                                         13

                      Independent Accountants' Review Report                                                      14

Part II               Other Information and Signatures


        Item 6.       Exhibits                                                                                    15



                                                    PART I - FINANCIAL INFORMATION
     Item 1.
                                                    The Pepsi Bottling Group, Inc.
                                            Condensed Consolidated Statements of Operations
                                            in millions except per share amounts, unaudited

                                                                            12-weeks Ended               24-weeks Ended
                                                                            --------------               --------------
                                                                        June 15,        June 16,      June 15,       June 16,
                                                                         2002            2001          2002           2001
                                                                         ----            ----          ----           ----

     Net Revenues....................................................... $2,209         $2,060        $3,981         $3,707
     Cost of sales......................................................  1,185          1,108         2,127          1,990
                                                                          -----          -----         -----          -----

     Gross Profit.......................................................  1,024            952         1,854          1,717
     Selling, delivery and administrative expenses......................    753            735         1,448          1,410
                                                                          -----          -----         -----          -----

     Operating Income...................................................    271            217           406            307
     Interest expense, net..............................................     46             46            91             90
     Minority interest..................................................     16             14            24             19
                                                                          -----          -----         -----          -----

     Income before income taxes.........................................    209            157           291            198
     Income tax expense before rate change..............................     70             57            98             72
     Income tax rate change benefit.....................................      -            (16)            -            (16)
                                                                          -----          -----         -----          -----

     Net Income......................................................... $  139         $  116        $  193         $  142
                                                                          =====          =====         =====          =====

     Basic Earnings Per Share........................................... $ 0.49         $ 0.41        $ 0.68         $ 0.49
     Weighted-Average Shares Outstanding................................    283            287           282            289

     Diluted Earnings Per Share......................................... $ 0.47         $ 0.39        $ 0.66         $ 0.48
     Weighted-Average Shares Outstanding................................    296            296           294            298

                                See accompanying notes to Condensed Consolidated Financial Statements.


                                                        The Pepsi Bottling Group, Inc.
                                            Condensed Consolidated Statements of Cash Flows
                                                        in millions, unaudited
                                                                                                  24-weeks Ended
                                                                                                  --------------
                                                                                             June 15,        June 16,
                                                                                               2002            2001
                                                                                               ----            ----
    Cash Flows - Operations
    Net income........................................................................        $ 193          $ 142
    Adjustments to reconcile net income to net cash provided by operations:
            Depreciation..............................................................          189            167
            Amortization..............................................................            3             62
            Deferred income taxes.....................................................           36             (7)
            Other non-cash charges and credits, net...................................          113             86
            Changes in operating working capital:
              Accounts receivable.....................................................         (235)          (222)
              Inventories.............................................................          (58)           (87)
              Prepaid expenses and other current assets...............................           31              4
              Accounts payable and other current liabilities..........................           24             34
                                                                                              -----          -----
            Net change in operating working capital ..................................         (238)          (271)
                                                                                              -----          -----

    Net Cash Provided by Operations...................................................          296            179
                                                                                              -----          -----
    Cash Flows - Investments
       Capital expenditures...........................................................         (299)          (255)
       Acquisitions of bottlers.......................................................          (30)           (68)
       Sale of property, plant and equipment..........................................            7              3
       Other, net.....................................................................          (18)           (15)
                                                                                              -----          -----

    Net Cash Used for Investments.....................................................         (340)          (335)
                                                                                              -----          -----
    Cash Flows - Financing
       Short-term borrowings - three months or less...................................          (80)           149
       Proceeds from issuance of long-term debt.......................................           37              -
       Payments of long-term debt.....................................................           (1)             -
       Dividends paid.................................................................           (6)            (6)
       Proceeds from exercise of stock options........................................           70              7
       Purchases of treasury stock....................................................          (53)          (117)
                                                                                              -----          -----

    Net Cash (Used for) Provided by Financing.........................................          (33)            33
                                                                                              -----          -----

    Effect of Exchange Rate Changes on Cash and Cash Equivalents......................            2             (4)
                                                                                              -----          -----
    Net Decrease in Cash and Cash Equivalents.........................................          (75)          (127)
    Cash and Cash Equivalents - Beginning of Period...................................          277            318
                                                                                              -----          -----
    Cash and Cash Equivalents - End of Period.........................................        $ 202          $ 191
                                                                                              =====          =====
    Supplemental Cash Flow Information
    Third-party interest and income taxes paid........................................        $ 122          $ 143
                                                                                              =====          =====

                                See accompanying notes to Condensed Consolidated Financial Statements.

                                                    The Pepsi Bottling Group, Inc.
                                                 Condensed Consolidated Balance Sheets
                                                 in millions, except per share amounts

                                                                                 (Unaudited)
                                                                                     June          December
                                                                                   15, 2002        29, 2001
                                                                                   --------        --------
Assets
Current Assets
  Cash and cash equivalents................................................          $  202         $  277
  Accounts receivable, less allowance of $43 at
        June 15, 2002 and $42 at December 29, 2001.........................           1,081            823
  Inventories..............................................................             398            331
  Prepaid expenses and other current assets................................             129            117
                                                                                      -----          -----
          Total Current Assets.............................................           1,810          1,548

Property, plant and equipment, net.........................................           2,739          2,543
Intangible assets, net.....................................................           3,726          3,684
Other assets...............................................................              90             82
                                                                                      -----          -----
           Total Assets....................................................          $8,365         $7,857
                                                                                      =====          =====
Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and other current liabilities...........................          $1,086         $1,004
  Short-term borrowings....................................................              73             77
                                                                                      -----          -----
          Total Current Liabilities........................................           1,159          1,081

Long-term debt.............................................................           3,311          3,285
Other liabilities..........................................................             600            550
Deferred income taxes......................................................           1,066          1,021
Minority interest..........................................................             347            319
                                                                                      -----          -----
          Total Liabilities................................................           6,483          6,256

Shareholders' Equity
   Common stock, par value $0.01 per share:
       authorized 900 shares, issued 310 shares............................               3              3
   Additional paid-in capital..............................................           1,753          1,739
   Retained earnings.......................................................             835            649
   Accumulated other comprehensive loss....................................            (327)          (370)
   Treasury stock: 25 shares and 29 shares at June 15, 2002 and December 29,
      2001, respectively...................................................            (382)          (420)
                                                                                      -----          -----
          Total Shareholders' Equity.......................................           1,882          1,601
                                                                                      -----          -----
           Total Liabilities and Shareholders' Equity......................          $8,365         $7,857
                                                                                      =====          =====

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

     As of June 15, 2002, PepsiCo Inc.'s ("PepsiCo") ownership consisted of 37.2% of our outstanding common stock and 100% of our outstanding Class B common stock, together representing 42.2% of the voting power of all classes of our voting stock. PepsiCo also owns 7.0% of the equity of Bottling Group, LLC, our principal operating subsidiary.

     The accompanying Condensed Consolidated Balance Sheet at June 15, 2002 and the Condensed Consolidated Statements of Operations for the 12 and 24-weeks ended June 15, 2002 and June 16, 2001 and Cash Flows for the 24-weeks ended June 15, 2002 and June 16, 2001 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 29, 2001 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

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

Note 3 - Inventories
                                                          June        December
                                                        15, 2002      29, 2001
                                                        --------      --------
Raw materials and supplies..................              $137          $117
Finished goods..............................               261           214
                                                           ---           ---
                                                          $398          $331
                                                           ===           ===

Note 4 - Property, plant and equipment, net

                                                                                   June        December
                                                                                 15, 2002      29, 2001
                                                                                 -------       --------
Land...................................................................          $  153        $  145
Buildings and improvements.............................................             976           925
Manufacturing and distribution equipment...............................           2,496         2,308
Marketing equipment....................................................           1,955         1,846
Other..................................................................             133           121
                                                                                  -----         -----
                                                                                  5,713         5,345
Accumulated depreciation...............................................          (2,974)       (2,802)
                                                                                  -----         -----
                                                                                 $2,739        $2,543
                                                                                  =====         =====
Note 5 - Intangible assets, net
                                                                                   June        December
                                                                                 15, 2002      29, 2001
                                                                                 --------      --------
Intangibles subject to amortization:
   Gross carrying amount:
   Franchise rights....................................................          $   18         $  12
   Other identifiable intangibles......................................              44            39
                                                                                  -----         -----
                                                                                     62            51
                                                                                  -----         -----
   Accumulated amortization:
   Franchise rights....................................................              (4)           (2)
   Other identifiable intangibles......................................             (26)          (25)
                                                                                  -----         -----
                                                                                    (30)          (27)
                                                                                  -----         -----
Intangibles not subject to amortization:
   Gross carrying amount:
   Franchise rights....................................................           3,610         3,585
   Goodwill............................................................           1,589         1,574
                                                                                  -----         -----
                                                                                  5,199         5,159
                                                                                  -----         -----
   Accumulated amortization:
   Franchise rights....................................................            (975)         (971)
   Goodwill............................................................            (530)         (528)
                                                                                  -----         -----
                                                                                 (1,505)       (1,499)
                                                                                  -----         -----
                                                                                 $3,726        $3,684
                                                                                  =====         =====

Note 6 - Acquisitions
     In March 2002, PBG acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola's international beverages in Turkey. Specifically, we acquired the majority and minority ownership interests in Fruko Mesrubat Sanayii A.S. and other related entities from Tamek Holding A.S. and individual shareholders, and PepsiCo. Prior to the acquisition, PepsiCo had a 22% investment in the bottling operations in Turkey. As part of this acquisition, PBG paid PepsiCo $7 million for its equity interest in the acquired entity, and received $16 million from PepsiCo for the sale of the acquired entity's local brands to PepsiCo. Also in March 2002, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from the Pepsi-Cola Bottling Company of Macon, Inc. in Georgia. The aggregate purchase price of these two acquisitions was $91 million consisting of $21 million of net cash paid and $70 million of assumed debt. Of the $26 million of acquired intangible assets, $6 million was assigned to goodwill, and $15 million to franchise rights, both of which are not subject to amortization, and $5 million was assigned to other identifiable intangibles, which are subject to amortization.

     In June 2002, PBG acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from the Pepsi-Cola Bottling Company of Aroostook, Inc., based in Presque Isle, Maine. The purchase price of this acquisition was approximately $5 million.

     The Turkey acquisition was made to allow us to strategically increase our markets outside the United States. Our domestic acquisitions were made to enable us to provide better service to our large retail customers. We expect these acquisitions to reduce costs through economies of scale.

     In 2002, PBG paid approximately $4 million to PepsiCo for distribution rights relating to the SoBe brand in certain PBG-owned territories in the United States. These rights are subject to amortization.

     In May 2002, PBG signed a non-binding agreement with the two principal shareholders of the Mexican bottler Pepsi-Gemex, S.A. de C.V. regarding the possible acquisition of all the outstanding shares of the company. Pepsi-Gemex is the second largest bottler of Pepsi-Cola beverages outside of the United States. It is expected that if the transaction occurs, it will be in the form of cash tender offers in the United States and Mexico. The gross enterprise value of Pepsi-Gemex, of which PepsiCo is an approximately 34% shareholder, as determined by the parties is 11.9 billion Mexican pesos. At the time of the filing of this 10-Q, we can provide no assurance with respect to the timing, value or determination to proceed with any transaction.

Note 7 - Treasury Stock
     In the first 24 weeks of 2002, we repurchased approximately 2 million shares for $53 million and approximately 6 million shares for $117 million over the same period in 2001. Since the inception of the our share repurchase program in October 1999, nearly 34 million shares of PBG common stock have been repurchased of the total 50 million shares authorized to be repurchased.

Note 8 - Financial Instruments
     As of June 15, 2002, our use of derivative instruments is limited to an interest rate swap, forward contracts, futures and options on futures contracts.

     Cash Flow Hedge - We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use futures contracts and options on futures in the normal course of business to hedge the risk of adverse movements in commodity prices related to anticipated purchases of aluminum and fuel used in our operations. These contracts, which generally range from 1 to 12 months in duration, establish our commodity purchase prices within defined ranges in an attempt to limit our purchase price risk resulting from adverse commodity price movements and are designated as and qualify for cash flow hedge accounting treatment.

     In the first 24 weeks of 2002, the amount of deferred losses from our commodity hedging that we recognized into income was $7 million, while a $2 million deferred gain was recognized over the same period of 2001. An $8 million deferred gain and $19 million deferred loss remained in accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets at June 15, 2002 and December 29, 2001, respectively, resulting from our commodity hedges. We anticipate that the deferred gain as of June 15, 2002, which is $5 million on an after-tax basis, will be recognized in cost of sales in our Condensed Consolidated Statements of Operations over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in 2002 or 2001.

     Fair Value Hedges - The fair value of our fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the fair market value of our debt representing differences between market interest rates and the fixed rate on the debt. At June 15, 2002 and December 29, 2001 our debt instruments primarily consisted of $3.3 billion of fixed-rate long-term senior notes, 3% of which we converted to floating rate debt through the use of an interest rate swap with the objective of reducing our overall borrowing costs. This interest rate swap, which expires in 2004, is designated as and qualifies for fair value hedge accounting and is 100% effective in eliminating the interest rate risk inherent in our long-term debt as the notional amount, interest payment, and maturity date of the swap matches the notional amount, interest payment and maturity date of the related debt. Accordingly, any market risk or opportunity associated with this swap is fully offset by the opposite market impact on the related debt.

     There was essentially no change in fair value of the interest rate swap in the first 24 weeks of 2002, which compares to a gain of $7 million over the same period in 2001. The fair value change was recorded in interest expense, net in our Condensed Consolidated Statements of Operations and in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. An offsetting adjustment was recorded in interest expense, net in our Condensed Consolidated Statements of Operations and in long-term debt in our Condensed Consolidated Balance Sheets representing the change in fair value in long-term debt.

     During the third quarter of 2002, PBG purchased an interest rate swap that converted the remaining $900 million of our $1 billion 5 3/8% fixed rate debt to floating rate debt. The new interest rate swap expires in 2004 and is designed as and qualifies for fair value hedge accounting. The hedge is 100% effective in eliminating the interest rate risk inherent in our long-term debt.

     Equity Derivatives - We use equity derivative contracts with financial institutions to hedge a portion of our deferred compensation liability, which is based on our stock price. These prepaid forward contracts for the purchase of PBG common stock are accounted for as natural hedges. The earnings impact from these hedges is classified as selling, delivery and administrative expenses consistent with the expense classification of the underlying hedged item.

     At June 15, 2002 and December 29, 2001, we had one prepaid forward contract outstanding. The contract was for 608,000 shares of PBG stock with an exercise price of $23.02 per share. The contract expires in December of 2002 with a one-year renewal option.

Note 9 - New Accounting  Standards
     During 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Effective the first day of fiscal year 2002, we no longer amortize goodwill and certain franchise rights, but evaluate them for impairment annually. We have completed the initial impairment review required by SFAS 142 and have determined that our intangible assets were not impaired. Had we adopted SFAS 142 on the first day of 2001, our 2001 amortization expense would have been lowered by approximately $30 million and $59 million in the quarter and year-to-date, respectively. In addition, net income would have increased $21 million (or $0.07 per diluted share) to $137 million (or $0.46 per diluted share) and $42 million (or $0.14 per diluted share) to $184 million (or $0.62 per diluted share) in the quarter and year-to-date, respectively.

Note 10 - Comprehensive Income

                                                                          12-weeks Ended         24-weeks Ended
                                                                          --------------         --------------
                                                                      June        June          June        June
                                                                    15, 2002    16, 2001      15, 2002    16, 2001
                                                                    --------    --------      --------    --------
Net income.....................................................       $139        $116           $193       $142
Currency translation adjustment................................         25           -             27        (31)
Cash flow hedge accounting adjustment..........................          9           -             16         (2)
                                                                       ---         ---            ---        ---
Comprehensive income...........................................       $173        $116           $236       $109
                                                                       ===         ===            ===        ===

Note 11 - Contingencies
     We are involved in a lawsuit with current and former employees concerning wage and hour issues in New Jersey. We are unable to predict the ultimate amount of any costs or implications of this case at this time as legal proceedings are ongoing.

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

Item 2.

Management's Discussion and Analysis of Results of Operations and Financial Condition
--------------------------------------------------------------------------------

Overview
     Highlights for The Pepsi Bottling Group, Inc.'s (collectively referred to as "PBG," "we," "our" and "us") second quarter and first 24-weeks of 2002 were as follows:

o We delivered 10% constant territory EBITDA growth in the second quarter and 11% growth in the first 24-weeks of 2002.

o We increased worldwide constant territory physical case volume by 2% and 3% in the second quarter and first 24-weeks of 2002, respectively.

o We grew second quarter and year-to-date worldwide constant territory net revenue per case by 3%.

o We delivered second quarter 2002 diluted earnings per share of $0.47, an increase of $0.08, or 19%, over 2001 and second quarter year-to-date diluted earnings per share of $0.66, an increase of $0.18, or 38%, over the same 24 -week period in 2001.

        - Included in the second quarter increase of $0.08 and year-to-date increase of $0.18 is a $0.07 and $0.14, respectively, favorable impact from the adoption of Statement of Financial Accounting Standard ("SFAS") 142, "Goodwill and Other Intangible Assets."

        - In addition, diluted earnings per share in 2001 include a tax benefit of $0.05 in both the quarter and year-to-date resulting from a reduction in Canadian income tax rates.

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

Results of Operations
---------------------
                                  Reported Change    Constant Territory Change
                                  ---------------    -------------------------
                                12-weeks   24-weeks     12-weeks    24-weeks
                                --------   --------     --------    --------
     EBITDA.....................  11%        12%           10%         11%
     Volume......................  5%         5%            2%          3%
     Net Revenue per Case........  2%         3%            3%          3%

EBITDA
     EBITDA was $370 million and $598 million in the second quarter and first 24-weeks of 2002, representing an 11% and 12% increase over the same periods of 2001, respectively. On a constant territory basis, EBITDA growth was 10% for the quarter and 11% year-to-date reflecting an increase in net revenue per case across all countries and volume growth, primarily in the U.S. and Russia. The growth in both periods is partially offset by modest increases in cost of sales per case and selling, delivery and administrative expenses.

Volume
     Our worldwide physical case volume increased 5% in both the second quarter and first 24-weeks of 2002. Constant territory volume growth was 2% and 3% in the second quarter and year-to-date, respectively, led by the U.S. where volume increased 2% in the second quarter and 3% year-to-date. The U.S. second quarter results reflect solid take-home volume growth, partially offset by flat cold drink volume. The second quarter cold drink volume was unfavorably impacted by unseasonably cold weather in the U.S. and Canada, in addition to the lapping of the introduction of Mountain Dew Code Red in the prior year. On a year-to-date basis, the U.S. constant territory volume increase was led by favorable performance in both the take-home and cold drink channels. United States volume growth continues to benefit from innovation, as well as the strong growth of Aquafina. Outside the U.S., our constant territory volume increased 4% in both the quarter and year-to-date as double-digit growth in Russia was partially offset by volume softness in Canada and declines in Spain.

Net Revenues
     Net revenues for the quarter grew $149 million, a 7% increase over the prior year, with year-to-date net revenues up 7% as well. On a constant territory basis, net revenues grew 5% in the quarter driven by volume growth of 2% and a 3% increase in net revenue per case. On a year-to-date basis, constant territory net revenue grew 6% reflecting 3% growth in both volume and net revenue per case. Constant territory net revenue per case growth was driven by the U.S., which grew 3% in both periods reflecting an increase in pricing, combined with favorable package and channel mix. Outside the U.S., constant territory net revenues were up 5% in the quarter, consisting of 4% volume growth and 1% net revenue per case growth. On a year-to-date basis, net revenues outside the U.S. were up 4%, reflecting a 4% increase in volume and relatively flat net revenue per case growth. Excluding the negative impact of currency translations, net revenue per case grew 1% and 2% outside the U.S. in the quarter and first 24-weeks of 2002, respectively, and had no impact on worldwide net revenue per case growth.

Cost of Sales
     Cost of sales increased $77 million, or 7%, in the second quarter of 2002 and $137 million, or 7%, year-to-date. On a constant territory basis, cost of sales grew 4% in the quarter driven by volume growth of 2% and a 2% increase in cost of sales per case. On a year-to-date basis, constant territory cost of sales grew 5% reflecting 3% growth in volume and a 2% increase in cost of sales per case. The increase in cost of sales per case was driven by higher U.S. concentrate costs, and mix shifts into higher cost packages.

Selling, Delivery and Administrative Expenses
     Selling, delivery and administrative expenses grew $18 million, or 3%, in the second quarter and $38 million, or 3%, in the first 24-weeks of 2002. Excluding the impact of the adoption of SFAS 142, which had it been adopted on the first day of 2001 would have lowered second quarter and year-to-date amortization expense by $30 million and $59 million, respectively, constant territory selling, delivery and administrative expenses grew 5% in the quarter and 6% year-to-date. This increase was primarily driven by higher variable selling and delivery costs reflecting growth in our business and higher advertising and marketing costs.

Income Tax Expense Before Rate Change
     PBG's full year forecasted effective tax rate for 2002 is 33.8% and has been applied to our 2002 results. This rate corresponds to an effective tax rate of 36.5% in 2001. The decrease in the effective tax rate is primarily a result of the implementation of SFAS 142 in 2002.

Income Tax Rate Change Benefit
     In the second quarter of 2001, the Canadian Government enacted legislation that reduced the federal corporate income tax rate from 28% to 21% over a four-year period beginning January 1, 2001. In addition, certain provincial income tax rates were also reduced. These rate changes reduced deferred tax liabilities associated with our operations in Canada. The changes to deferred taxes resulted in a reduction of our tax expense in the second quarter of 2001 totaling $16 million ($0.05 per diluted share after minority interest).

Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operations increased $117 million to $296 million reflecting strong EBITDA growth coupled with improved working capital.

     Net cash used for investments  increased by $5 million  primarily due to an
increase  in  capital  expenditures,   partially  offset  by  lower  acquisition
spending.

     Net cash (used for) provided by financing increased by $66 million from a source of cash of $33 million in 2001 to a use of cash of $33 million in 2002. In 2002, net cash used for financing activities is driven by the pay down of short term borrowings primarily outside the U.S., offset by a decrease in share repurchases and an increase of stock option exercises. In 2001, net cash provided by financing was driven by short-term borrowings, which were used primarily to fund investment spending and share repurchases.

Cautionary Statements
----------------------
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, material changes in expected levels of marketing support payments from PepsiCo, Inc., an inability to meet projections for performance in newly acquired territories, and unfavorable interest rate and currency fluctuations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
     We have no material changes to the risk disclosures made in our 2001 Annual Report on Form 10-K.



Item 4.

Submission of Matters to a Vote of Security Holders
---------------------------------------------------
(a) Annual Meeting of Shareholders of The Pepsi Bottling Group, Inc. was held on May 22, 2002.
(b) The names of all directors are set forth in (c) below. The proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were no solicitations in opposition to the nominees as listed in the proxy and all such nominees were elected.
(c) A brief description of each matter voted on and the number of votes cast are as follows:



                                                Number of Votes (millions)
                                                --------------------------
                                                                      Broker
Description of Proposals                      For  Against  Abstain  Non-votes
------------------------                      ---  -------  -------  ---------
1) Election of Directors:
     Linda G. Alvarado                        275    N/A       30       N/A
     Barry H. Beracha                         276    N/A       29       N/A
     John T. Cahill                           277    N/A       28       N/A
     Thomas H. Kean                           278    N/A       27       N/A
     Susan D. Kronick                         276    N/A       29       N/A
     Blythe J. McGarvie                       277    N/A       28       N/A
     Margaret D. Moore                        277    N/A       28       N/A
     Clay G. Small                            283    N/A       22       N/A
     Craig E. Weatherup                       277    N/A       28       N/A
2) Approval of the PBG 2002 Long-Term
   Incentive Plan                             150     94       61       N/A
3) Approval of the appointment of KPMG LLP
   as independent auditors                    252     6        47       N/A

                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors
The Pepsi Bottling Group, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of The Pepsi Bottling Group, Inc. as of June 15, 2002, and the related Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended June 15, 2002 and June 16, 2001 and the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 15, 2002 and June 16, 2001. These Condensed Consolidated Financial Statements are the responsibility of The Pepsi Bottling Group, Inc.'s management.

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


New York, New York
July 9, 2002

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








                                                 THE PEPSI BOTTLING GROUP, INC.
                                                 ------------------------------
                                                        (Registrant)






Date:    July 26, 2002                                Andrea L. Forster
         -------------                          -------------------------------
                                                 Vice President and Controller






Date:    July 26, 2002                                Alfred H. Drewes
         -------------                          -------------------------------
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

                                INDEX TO EXHIBITS
                                -----------------
                                   ITEM 6 (a)
                                   ----------



EXHIBITS
--------

Exhibit 11         Computation of Basic and Diluted Earnings Per Share


                                                                                          EXHIBIT 11
                         The Pepsi Bottling Group, Inc.
               Computation of Basic and Diluted Earnings Per Share
                      (in millions, except per share data)

                                                              12-weeks Ended          24-weeks Ended
                                                              --------------          --------------
                                                         June 15,    June 16,       June 15,    June 16,
                                                           2002        2001           2002        2001
                                                           ----        ----           ----        ----
Number of shares on which basic earnings
  per share is based:
  Average outstanding during period................        283         287            282         289
  Add - Incremental shares under stock
    compensation plans.............................         13           9             12           9
                                                          ----        ----           ----        ----

Number of shares in which diluted
  earnings per share is based......................        296         296            294         298

Net earnings applicable to common
   shareholders (millions).........................      $ 139       $ 116          $ 193       $ 142

Net earnings on which diluted earnings
   per share is based (millions)...................      $ 139       $ 116          $ 193       $ 142

Basic earnings per share...........................      $0.49       $0.41          $0.68       $0.49

Diluted earnings per share.........................      $0.47       $0.39          $0.66       $0.48

