Form 10-Q
period 2002-09-07
PEPSI BOTTLING GROUP INC
filed 2002-10-17
CIK 1076405

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended September 7, 2002 (36-weeks)
                               --------------------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 1-14893
                       -------



                         THE PEPSI BOTTLING GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    13-4038356
   ------------------------------                       ------------
(State or other jurisdiction of                            (I.R.S.
Employer incorporate or organization)                 Identification No.)

   One Pepsi Way, Somers, New York                          10589
   -------------------------------                      ------------
(Address of principal executive offices)                 (Zip Code)

                                  914-767-6000
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                      -----
(Former name,former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X   NO
   ---    ---

Number of shares of Capital Stock outstanding as of October 5, 2002:
280,454,691

                         The Pepsi Bottling Group, Inc.
                         ------------------------------
                                      Index

                                                                                                           Page No.
                                                                                                           --------
Part I                Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Statements of Operations -
                           12 and 36-weeks ended September 7, 2002 and September 8, 2001                        2

                      Condensed Consolidated Statements of Cash Flows -
                           36-weeks ended September 7, 2002 and September 8, 2001                               3

                      Condensed Consolidated Balance Sheets -
                           September 7, 2002 and December 29, 2001                                              4

                      Notes to Condensed Consolidated Financial Statements                                    5-9

                      Independent Accountants' Review Report                                                   10

        Item 2.       Management's Discussion and Analysis of Results of
                            Operations and Financial Condition                                              11-14

        Item 3.       Quantitative and Qualitative Disclosures About
                           Market Risk                                                                         15

        Item 4.       Controls and Procedures                                                                  15


 Part II              Other Information                                                                     16-22



                                                    PART I - FINANCIAL INFORMATION
     Item 1.
                                                    The Pepsi Bottling Group, Inc.
                                            Condensed Consolidated Statements of Operations
                                            in millions except per share amounts, unaudited

                                                                                   12-weeks Ended               36-weeks Ended
                                                                                   --------------               --------------
                                                                                September   September      September    September
                                                                                 7, 2002     8, 2001        7, 2002      8, 2001
                                                                                ---------   ---------      ---------    ---------
     Net Revenues..............................................................  $2,455      $2,274         $6,436       $5,981
     Cost of sales.............................................................   1,337       1,222          3,464        3,212
                                                                                  -----       -----          -----        -----

     Gross Profit..............................................................   1,118       1,052          2,972        2,769
     Selling, delivery and administrative expenses.............................     780         767          2,228        2,177
                                                                                  -----       -----          -----        -----

     Operating Income..........................................................     338         285            744          592
     Interest expense, net.....................................................      45          45            136          135
     Foreign currency loss.....................................................       3           -              3            -
     Minority interest.........................................................      21          18             45           37
                                                                                  -----       -----          -----        -----

     Income before income taxes................................................     269         222            560          420
     Income tax expense before rate change.....................................      91          81            189          153
     Income tax rate change benefit.............................................      -          (9)             -          (25)
                                                                                  -----       -----          -----        -----

     Net Income................................................................  $  178      $  150         $  371       $  292
                                                                                 ======       =====          =====        =====

     Basic Earnings Per Share..................................................  $ 0.63      $ 0.53         $ 1.31       $ 1.02
     Weighted-Average Shares Outstanding........................................    283         285            282          287

     Diluted Earnings Per Share................................................  $ 0.61      $ 0.51         $ 1.26       $ 0.98
     Weighted-Average Shares Outstanding.......................................     294         295            294          297

                                See accompanying notes to Condensed Consolidated Financial Statements.



                                                    The Pepsi Bottling Group, Inc.
                                            Condensed Consolidated Statements of Cash Flows
                                                        in millions, unaudited

                                                                                                36-weeks Ended
                                                                                                --------------
                                                                                           September      September
                                                                                            7, 2002        8, 2001
                                                                                           ---------      ---------
    Cash Flows - Operations
       Net income.....................................................................       $ 371          $ 292
      Adjustments to reconcile net income to net cash provided by operations:
            Depreciation..............................................................         291            257
            Amortization..............................................................           5             92
            Deferred income taxes.....................................................          82             17
            Other non-cash charges and credits, net...................................         168            133
            Changes in operating working capital:
              Accounts receivable.....................................................        (281)          (274)
              Inventories.............................................................         (35)           (58)
              Prepaid expenses and other current assets...............................          58             61
              Accounts payable and other current liabilities..........................          (8)            17
                                                                                             -----          -----
            Net change in operating working capital ..................................        (266)          (254)
                                                                                             -----          -----

    Net Cash Provided by Operations...................................................         651            537
                                                                                             -----          -----

    Cash Flows - Investments
       Capital expenditures...........................................................        (437)          (397)
       Acquisitions of bottlers.......................................................         (34)          (111)
       Sale of property, plant and equipment..........................................           4              4
       Other, net.....................................................................         (44)           (24)
                                                                                             -----          -----

    Net Cash Used for Investments.....................................................        (511)          (528)
                                                                                             -----          -----

    Cash Flows - Financing
       Short-term borrowings - three months or less...................................         (76)            67
       Proceeds from issuance of long-term debt.......................................          38              -
       Payments of long-term debt.....................................................          (4)             -
       Dividends paid.................................................................          (8)            (9)
       Proceeds from exercise of stock options........................................          84             11
       Purchases of treasury stock....................................................        (165)          (169)
                                                                                             -----          -----

    Net Cash Used for Financing.......................................................        (131)          (100)
                                                                                             -----          -----

    Effect of Exchange Rate Changes on Cash and Cash Equivalents......................           1             (4)
                                                                                             -----          -----
    Net Increase (Decrease) in Cash and Cash Equivalents..............................          10            (95)
    Cash and Cash Equivalents - Beginning of Period...................................         277            318
                                                                                             -----          -----
    Cash and Cash Equivalents - End of Period.........................................       $ 287          $ 223
                                                                                             =====          =====

    Supplemental Cash Flow Information
    Third-party interest and income taxes paid........................................       $ 244          $ 235
                                                                                             =====          =====

                                See accompanying notes to Condensed Consolidated Financial Statements.



                                                    The Pepsi Bottling Group, Inc.
                                                 Condensed Consolidated Balance Sheets
                                                 in millions, except per share amounts
                                                                                   (Unaudited)
                                                                                    September      December
                                                                                     7, 2002       29, 2001
                                                                                    ---------      --------
Assets
Current Assets
  Cash and cash equivalents................................................          $  287         $  277
  Accounts receivable, less allowance of $50 at
        September 7, 2002 and $42 at December 29, 2001.....................           1,135            823
  Inventories..............................................................             376            331
  Prepaid expenses and other current assets................................             117            117
                                                                                      -----          -----
          Total Current Assets.............................................           1,915          1,548

Property, plant and equipment, net.........................................           2,783          2,543
Intangible assets, net.....................................................           3,739          3,684
Other assets...............................................................             100             82
                                                                                      -----          -----
           Total Assets....................................................          $8,537         $7,857
                                                                                      =====          =====

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and other current liabilities...........................          $1,095         $1,004
  Short-term borrowings....................................................              55             77
                                                                                      -----          -----
          Total Current Liabilities........................................           1,150          1,081

Long-term debt.............................................................           3,350          3,285
Other liabilities..........................................................             616            550
Deferred income taxes......................................................           1,101          1,021
Minority interest..........................................................             365            319
                                                                                      -----          -----
          Total Liabilities................................................           6,582          6,256

Shareholders' Equity
   Common stock, par value $0.01 per share:
       authorized 900 shares, issued 310 shares............................               3              3
   Additional paid-in capital..............................................           1,755          1,739
   Retained earnings.......................................................           1,011            649
   Accumulated other comprehensive loss....................................            (339)          (370)
   Treasury stock: 28 shares and 29 shares at September 7, 2002 and December
      29, 2001, respectively...............................................            (475)          (420)
                                                                                      -----          -----
          Total Shareholders' Equity.......................................           1,955          1,601
                                                                                      -----          -----
           Total Liabilities and Shareholders' Equity......................          $8,537         $7,857
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

     As of September 7, 2002, PepsiCo Inc.'s ("PepsiCo") ownership consisted of 37.6% of our outstanding common stock and 100% of our outstanding Class B common stock, together representing 42.7% of the voting power of all classes of our voting stock. PepsiCo also owns 7.0% of the equity of Bottling Group, LLC, our principal operating subsidiary.

     The accompanying Condensed Consolidated Balance Sheet at September 7, 2002 and the Condensed Consolidated Statements of Operations for the 12 and 36-weeks ended September 7, 2002 and September 8, 2001 and Cash Flows for the 36-weeks ended September 7, 2002 and September 8, 2001 have not been audited, but have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 29, 2001 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

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

Note 3 - Inventories
                                                   September        December
                                                    7, 2002         29, 2001
                                                   ---------        --------
Raw materials and supplies........................   $139             $117
Finished goods....................................    237              214
                                                     ----             ----
                                                     $376             $331
                                                     ====             ====

Note 4 - Property, plant and equipment, net

                                                                                 September     December
                                                                                  7, 2002      29, 2001
                                                                                 ---------     --------
Land...................................................................          $   154       $   145
Buildings and improvements.............................................              989           925
Manufacturing and distribution equipment...............................            2,550         2,308
Marketing equipment....................................................            1,997         1,846
Other..................................................................              140           121
                                                                                  ------        ------
                                                                                   5,830         5,345
Accumulated depreciation...............................................           (3,047)       (2,802)
                                                                                  ------        ------
                                                                                 $ 2,783       $ 2,543
                                                                                  ======        ======
Note 5 - Intangible assets, net
                                                                                 September     December
                                                                                  7, 2002      29, 2001
                                                                                 ---------     --------
Intangibles subject to amortization:
   Gross carrying amount:
   Franchise rights....................................................          $    19       $    12
   Other identifiable intangibles......................................               44            39
                                                                                  ------        ------
                                                                                      63            51
                                                                                  ------        ------
   Accumulated amortization:
   Franchise rights....................................................               (4)           (2)
   Other identifiable intangibles......................................              (27)          (25)
                                                                                  ------        ------
                                                                                     (31)          (27)
                                                                                  ------        ------
Intangibles not subject to amortization:
   Gross carrying amount:
   Franchise rights....................................................            3,626         3,585
   Goodwill............................................................            1,588         1,574
                                                                                  ------        ------
                                                                                   5,214         5,159
                                                                                  ------        ------
   Accumulated amortization:
   Franchise rights....................................................             (976)         (971)
   Goodwill............................................................             (531)         (528)
                                                                                  ------        ------
                                                                                  (1,507)       (1,499)
                                                                                  ------        ------
                                                                                 $ 3,739       $ 3,684
                                                                                  ======        ======

Note 6 - Acquisitions

     During 2002 we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from several different PepsiCo franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $30 million in cash and $70 million of assumed debt:

o Fruko Mesrubat Sanayii A.S. of Turkey in March.

o Pepsi-Cola Bottling Company of Macon, Inc. of Georgia in March.

o Pepsi-Cola  Bottling  Company of Aroostook,  Inc.,  of Presque Isle,  Maine in
  June.

o Seaman's Beverages Limited of the Canadian province of Prince Edward Island in July.

     As a result of these acquisitions, we acquired $43 million of intangible assets, $7 million was assigned to goodwill, and $31 million to franchise rights and other intangibles, all of which are not subject to amortization, and $5 million was assigned to other identifiable intangibles, which are subject to amortization.
     The Turkey and Prince Edward Island acquisitions were made to allow us to strategically increase our markets outside the United States. Our domestic acquisitions were made to enable us to provide better service to our large retail customers. We expect these acquisitions to reduce costs through economies of scale.
     In 2002, PBG paid approximately $4 million to PepsiCo for distribution rights relating to the SoBe brand in certain PBG-owned territories in the United States. These rights are subject to amortization.
     In May 2002, PBG signed a non-binding agreement with Mr. Enrique C. Molina Sobrino and PepsiCo, the two principal shareholders of the Mexican bottler Pepsi-Gemex, S.A. de. C.V. ("Pepsi-Gemex") regarding the possible acquisition of all of the shares of Pepsi-Gemex. On October 7, 2002, we commenced cash tender offers in the United States and Mexico to complete the acquisition of Pepsi-Gemex. The tender offers will expire at 5 p.m. (EDT) on November 4, 2002, unless the offers are extended. Both Mr. Molina and PepsiCo have each agreed to tender approximately 40 percent and 34.2 percent, respectively, of the total outstanding capital stock of Pepsi-Gemex. Pepsi-Gemex's Board of Directors has recommended that all other Pepsi-Gemex shareholders accept the offers and tender their shares. The U.S. offer is for all global depositary shares ("GDS") at Ps
106.38 per GDS and for all series B shares and all ordinary participation certificates ("CPO") held by holders who are not resident in Mexico at Ps 5.91 per series B share and Ps 17.73 per CPO. The Mexican offer is for all series B shares and CPOs at the same prices offered in the U.S. tender offer. The tender offers are conditioned upon, among other things, the number of shares, CPOs and GDSs tendered and not withdrawn, that represent not less than 90 percent of all outstanding shares of capital stock of Pepsi-Gemex on the expiration date. The final tender offer price per share is based on the shares outstanding at the date of the tender offer and Gemex's equity value of approximately 9.0 billion Mexican pesos as disclosed in the tender offer documents filed with the U.S. Securities and Exchange Commission and the Comision Nacional Bancaria y de Valores of Mexico. A payment from PepsiCo to PBG of 172.7 million Mexican pesos is being made in order to facilitate the purchase and ensure a smooth ownership transition of Gemex. We are financing the tender offers through temporary issuances of commercial paper and/or temporary bridge financing in the amount up to $1.2 billion. We expect to repay the commercial paper and/or bridge financing through the subsequent issuance of long term debt upon consummation of the tender offers.
     During the fourth quarter, PBG signed a letter of intent to acquire the Pepsi-Cola Buffalo Bottling Corp., based in Buffalo, NY. The transaction is expected to close during the first quarter of 2003. Also in the fourth quarter, we signed a letter of intent to acquire Kitchener Beverages Limited, based in Kitchener, Ontario. This transaction is expected to close in the fourth quarter of 2002.

Note 7 - Treasury Stock
     In the first 36 weeks of 2002, we repurchased approximately 6 million shares for $165 million and approximately 8 million shares for $169 million over the same period in 2001. Since the inception of our share repurchase program in October 1999, nearly 38 million shares of PBG common stock have been repurchased of the total 50 million shares authorized to be repurchased.


Note 8 - Financial Instruments
     As of September 7, 2002,  our use of derivative  instruments  is limited to
interest  rate  swaps,  forward  contracts,   futures  and  options  on  futures
contracts.

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

     The amount of deferred losses from our commodity hedging that we recognized into income was $13 million during the first 36 weeks of 2002 and was not significant over the same period in 2001. As a result of our commodity hedges, a $21 million and $19 million deferred loss remained in accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets based on the commodity rates in effect on September 7, 2002, and December 29, 2001, respectively. Assuming no change in the commodity prices as measured on September 7, 2002, $16 million of the deferred loss or $10 million on an after-tax basis, will be recognized in cost of sales in our Condensed Consolidated Statements of Operations over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in 2002 or 2001.

     Fair Value Hedge - The fair value of our fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the fair market value of our debt representing differences between market interest rates and the fixed rate on the debt. At September 7, 2002 and December 29, 2001 our debt instruments primarily consisted of $3.3 billion of fixed-rate long-term senior notes of which we converted our $1.0 billion 5 3/8% fixed rate debt to floating rate debt through the use of interest rate swaps. Our objective was to reduce our overall borrowing costs.

     The interest rate swaps, which expire in 2004, are designated as and qualify for fair value hedge accounting and are 100% effective in eliminating the interest rate risk inherent in our long-term debt as the notional amount, interest payment, and maturity date of the swap matches the notional amount, interest payment and maturity date of the related debt. Accordingly, any market risk or opportunity associated with the swaps are fully offset by the opposite market impact on the related debt.

     The change in fair value of the interest rate swaps in the first 36 weeks was a gain of $12 million and $5 million in 2002 and 2001, respectively. The fair value change of the swap agreement was recorded in interest expense, net in our Condensed Consolidated Statements of Operations and in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. An offsetting adjustment was recorded in interest expense, net in our Condensed Consolidated Statements of Operations and in long-term debt in our Condensed Consolidated Balance Sheets representing the change in fair value in long-term debt.

     During the fourth quarter of 2002, PBG purchased an interest rate swap that converted $300 million of our $1.3 billion 5 5/8% fixed rate debt to floating rate debt. The new interest rate swap expires in 2009 and is designed as and qualifies for fair value hedge accounting. The hedge is 100% effective in eliminating the interest rate risk inherent in our long-term debt.

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

     At December 29, 2001 we had one prepaid forward contract outstanding. The contract was for 608,000 shares of PBG stock with an exercise price of $23.02 per share. This contract was amended in the third quarter of 2002 to include an additional 30,000 shares at an initial price of $25.01. Therefore, at September 7, 2002 the contract reflects 638,000 shares of PBG stock with an average exercise price of $23.11. The contract expires in December 2002 with a one-year renewal option.

     Other Derivatives - During the third quarter, Bottling Group LLC entered into an option contract to mitigate certain currency risks. Although this instrument does not qualify for hedge accounting, it is deemed a derivative since it contains a net settlement clause. We have amortized the premium as a reduction of net income in our Condensed Consolidated Statement of Operations. The option contract had no fair value at September 7, 2002.

Note 9 - New Accounting Standards
     During 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. Effective the first day of fiscal year 2002, we no longer amortize goodwill and certain franchise rights, but evaluate them for impairment annually. We have completed the initial impairment review required by SFAS 142 and have determined that our intangible assets were not impaired. Had we adopted SFAS 142 on the first day of 2001, our 2001 amortization expense would have been lowered by approximately $30 million and $89 million in the quarter and year-to-date, respectively. In addition, net income would have increased $21 million (or $0.07 per diluted share) to $171 million (or $0.58 per diluted share) and $63 million (or $0.22 per diluted share) to $355 million (or $1.20 per diluted share) in the quarter and year-to-date, respectively.

Note 10 - Comprehensive Income


                                                              12-weeks Ended        36-weeks Ended
                                                              --------------        --------------
                                                         September   September  September  September
                                                          7, 2002     8, 2001    7, 2002    8, 2001
                                                         ---------   ---------  ---------  ---------
Net income................................................ $178         $150       $371       $292
Currency translation adjustment...........................    4           (1)        31        (32)
Cash flow hedge accounting adjustment.....................  (17)          (9)        (1)       (11)
                                                            ---          ---        ---        ---

Comprehensive income...................................... $165         $140       $401       $249
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

                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors
The Pepsi Bottling Group, Inc.

We have reviewed the accompanying Condensed Consolidated Balance Sheet of The Pepsi Bottling Group, Inc. as of September 7, 2002, and the related Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended September 7, 2002 and September 8, 2001 and the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 7, 2002 and September 8, 2001. These Condensed Consolidated Financial Statements are the responsibility of The Pepsi Bottling Group, Inc.'s management.

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


New York, New York
October 1, 2002

Item 2.

Management's Discussion and Analysis of Results of Operations and Financial Condition
--------------------------------------------------------------------------------

Overview
     Highlights for The Pepsi Bottling Group, Inc.'s (collectively referred to as "PBG," "we," "our" and "us") third quarter and first 36-weeks of 2002 were as follows:

o We delivered 6% constant territory EBITDA growth in the third quarter and 9% growth in the first 36-weeks of 2002.

o We increased worldwide constant territory physical case volume by 1% and 2% in the third quarter and first 36-weeks of 2002, respectively.

o We grew third quarter and year-to-date worldwide constant territory net revenue per case by 3%.

o We delivered third quarter 2002 diluted earnings per share of $0.61, an increase of $0.10, or 19%, over 2001 and third quarter year-to-date diluted earnings per share of $1.26, an increase of $0.28, or 28%, over the same 36-week period in 2001.

     - Included in the third quarter increase of $0.10 and year-to-date increase of $0.28 is a $0.07 and $0.22, respectively, favorable impact from the adoption of Statement of Financial Accounting Standard ("SFAS") 142, "Goodwill and Other Intangible Assets."

     - In addition, diluted earnings per share in 2001 included a tax benefit of $0.03 and $0.08 in the quarter and year-to-date, respectively, resulting from a reduction in Canadian income tax rates.

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

Results of Operations
                                  Reported Change    Constant Territory Change
                                  ---------------    -------------------------
                                12-weeks   36-weeks     12-weeks   36-weeks
                                -------    --------     --------   --------
  EBITDA........................   9%        10%           6%         9%
  Volume........................   7%         5%           1%         2%
  Net Revenue per Case..........   1%         2%           3%         3%

EBITDA
     EBITDA was $442 million and $1,040 million in the third quarter and first 36-weeks of 2002, representing a 9% and 10% increase over the same periods of 2001, respectively. On a constant territory basis, EBITDA growth was 6% for the quarter and 9% year-to-date. In the quarter, constant territory EBITDA growth was driven by worldwide net revenue per case growth of 3% and volume growth of 1%, offset by cost of sales growth of 5% and selling, delivery and administrative expense growth of 3%. On a year-to-date basis, constant territory EBITDA growth was driven by worldwide net revenue per case growth of 3% and volume growth of 2%, offset by cost of sales growth of 5% and selling, delivery and administrative expenses growth of 5%. Excluding the favorable impact of currency translations, constant territory EBITDA grew 5% in the quarter and 8% year-to-date on a worldwide basis. As we look to the fourth quarter and full year, we expect our worldwide constant territory EBITDA growth rate to be about 15% for the quarter and 10% to 12% for the full year.

Volume
     Our worldwide physical case volume increased 7% in the third quarter and 5% in the first 36-weeks of 2002. Constant territory volume growth was 1% and 2% in the third quarter and year-to-date, respectively, with the U.S. increasing by 1% in the third quarter and 2% year-to-date. The U.S. results were modestly lower than expected and reflect continued growth in take-home volume, particularly in foodstores, as well as favorable cold drink performance in our convenience and gas segment, offset by continued softness in our on-premise business. United States volume growth continues to benefit from innovation, as well as the strong growth of Aquafina, offset by declines in brand Pepsi. Outside the U.S., our constant territory volume increased over 1% in the quarter and 3% year-to-date as double-digit growth in Russia, which was driven by the strong performance of Pepsi Twist, Pepsi Cherry and Aqua Minerale, was partially offset by volume declines in Spain. As we look to the fourth quarter and the full year, we expect U.S. constant territory volume growth to continue at approximately 1% for the quarter and 2% for the full year and with worldwide constant territory volume expected to be about 2% for both the quarter and the full year.

Net Revenues
     Net revenues for the quarter grew $181 million, an 8% increase over the prior year, with year-to-date net revenues up 8% as well. On a constant territory basis, net revenues grew 4% in the quarter driven by volume growth of 1% and a 3% increase in net revenue per case. Excluding the favorable impact of currency translations, worldwide net revenue per case grew 2% in the quarter. On a year-to-date basis, constant territory net revenue grew 5% reflecting 2% growth in volume and an increase in net revenue per case of 3%. Worldwide constant territory net revenue per case growth in both periods was driven by the U.S., which grew 3% reflecting price increases combined with favorable package mix. Outside the U.S., constant territory net revenues were up approximately 7% in the quarter, reflecting over 1% volume growth and over 5% net revenue per case growth. On a year-to-date basis, our net revenues outside the U.S. grew 6%, reflecting a 3% increase in both volume and net revenue per case. Excluding the favorable impact of currency translations, net revenue per case outside the U.S. grew 2% in both the quarter and year-to-date.

Cost of Sales
     Cost of sales increased $115 million, or 9%, in the third quarter of 2002 and $252 million, or 8%, year-to-date. On a constant territory basis, cost of sales grew 5% in the quarter driven by volume growth of 1% and a 4% increase in cost of sales per case. On a year-to-date basis, constant territory cost of sales grew 5% reflecting 2% growth in volume and a 3% increase in cost of sales per case. The increase in cost of sales per case for both periods was driven by higher U.S. concentrate costs, and mix shifts into higher cost packages. Excluding the negative impact of currency translations, cost of sales per case increased 3% in the quarter and less than 3% year-to-date.

Selling, Delivery and Administrative Expenses
     Selling, delivery and administrative expenses grew 2% in both the third quarter and first 36-weeks of 2002. Had we adopted SFAS 142 on the first day of 2001, amortization expense would have been lowered by $30 million and $89 million for the third quarter and year-to-date, respectively. Excluding the impact of SFAS 142, constant territory selling, delivery and administrative expenses grew 3% in the quarter and 5% year-to-date. This increase was primarily driven by higher variable selling and delivery costs reflecting growth in our business. Selling, delivery and administrative expenses were also favorably impacted as we lapped higher labor costs associated with labor contract negotiations from the third quarter last year. Excluding this favorable impact, our underlying selling, delivery and administrative expense trend was consistent with the first half of the 2002. Excluding the negative impact of currency translations, selling, delivery and administrative expenses increased less than 3% in the quarter and remained at 5% year-to-date.

Income Tax Expense Before Rate Change
     PBG's full year forecasted effective tax rate for 2002 is 33.8% and has been applied to our 2002 results. Our effective tax rate in 2001 was 36.5%. The decrease in the effective tax rate is primarily a result of the implementation of SFAS 142 in 2002.

Income Tax Rate Change Benefit
     In the second quarter and third quarter of 2001, the Canadian Government enacted legislation that reduced the federal corporate income tax rate from 28% to 21% over a four-year period beginning January 1, 2001. In addition, certain provincial income tax rates were also reduced. These rate changes reduced deferred tax liabilities associated with our operations in Canada, and resulted in one-time gains in the 12-weeks and 36-weeks ended September 8, 2001 of $9 million and $25 million ($0.03 and $0.08 per diluted share after minority interest), respectively.


Liquidity and Capital Resources
-------------------------------
Cash Flows
     Net cash provided by operations increased $114 million to $651 million reflecting strong EBITDA growth coupled with a higher deferred tax provision as we lap the Canadian income tax rate change in 2001 and higher non-cash casualty and benefits expenses.

     Net cash used for investments decreased by $17 million primarily due to lower acquisition spending, partially offset by an increase in capital expenditures as we continue to invest in small bottle production lines and cold drink equipment.

     Net cash used for financing increased by $31 million driven by reduction of short-term borrowings primarily outside the U.S., offset by an increase in stock option exercises.

     Our operating free cash flow is projected to be $375 million for the full year, which is an increase of approximately $80 million over 2001.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
     In March 2002 we acquired Fruko Mesrubat Sanayii A.S. in Turkey. The overall risks to our international businesses include changes in foreign governmental policies, and other political or economic developments. These developments may lead to new product pricing, tax or other policies, and monetary fluctuations which may adversely impact our business. In addition, our results of operations and the value of the foreign assets are affected by fluctuations in foreign currency exchange rates.

     Foreign currency gains and losses reflect transaction gains and losses as well as translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Turkey is considered a highly inflationary economy for accounting purposes.



Item 4.

Controls and Procedures
-----------------------
     Within the 90 days prior to the date of this report, The Pepsi Bottling Group, Inc. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION


Item 5.           Other Information
                  -----------------

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing any non-audit services approved by the Company's Audit and Affiliated Transactions Committee (the "Committee") to be performed by KPMG LLP ("KPMG"), the Company's external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of the Company. On August 13, 2002, the Committee approved the engagement of KPMG for the following non-audit services: (1) tax consulting services relating to acquisitions; (2) auditing of benefit plans; (3) due diligence related to acquisitions; (4) assistance in preparing certain pro forma financial information related to acquisitions; (5) technical assistance relating to the internal audit of the Company's Information Technology function, provided that such services are conducted under the direction and supervision of the Director of Internal Audit; and (6) other non-audit services approved by the Chairman of the Committee, provided that such services are approved by the entire Committee at the next regularly scheduled Committee meeting.




Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

ITEM 6 (a). EXHIBITS
--------------------

Exhibit 11                 Computation of Basic and Diluted Earnings Per Share


ITEM 6 (b). REPORTS ON FORM 8-K
-------------------------------

On August 14, 2002, the Company filed a Form 8-K, to submit to the Securities and Exchange Committee the Statements under Oath of the Principal Executive Officer and the Principal Financial Officer in accordance with the SEC's June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

On August 14, 2002, the Company filed a Form 8-K, regarding the issue of a press release announcing that it had reached agreement with the principal shareholders of Pepsi-Gemex S.A. de C.V. ("Pepsi-Gemex"), on the enterprise value of
Pepsi-Gemex in connection with the possible acquisition of all of the outstanding capital stock of Pepsi-Gemex through tender offers in the U.S. and Mexico, as was previously announced by PBG on May 7, 2002.

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                                 THE PEPSI BOTTLING GROUP, INC.
                                                 ------------------------------
                                                         (Registrant)






Date:      October 17, 2002                            Andrea L. Forster
           ----------------                      ------------------------------
                                                 Vice President and Controller






Date:      October 17, 2002                           Alfred H. Drewes
           ----------------                      ------------------------------
                                                   Senior Vice President and
                                                    Chief Financial Officer

                                    Form 10-Q Certification

I, John T. Cahill, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Pepsi Bottling Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:      October 17, 2002                                John T. Cahill
           ----------------                           ------------------------
                                                      Chief Executive Officer

                                    Form 10-Q Certification

I, Alfred H. Drewes, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Pepsi Bottling Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:      October 17, 2002                                 Alfred H. Drewes
           ----------------                           --------------------------
                                                      Senior Vice President and
                                                       Chief Financial Officer

EXHIBIT 11


                                                    The Pepsi Bottling Group, Inc.
                                          Computation of Basic and Diluted Earnings Per Share
                                                 (in millions, except per share data)

                                                              12-weeks Ended                 36-weeks Ended
                                                              --------------                 --------------
                                                         September      September      September       September
                                                          7, 2002        8, 2001        7, 2002         8, 2001
                                                         ---------      ---------      ---------       ---------
Number of shares on which basic earnings
  per share is based:

  Average outstanding during period................          283            285           282             287
  Add - Incremental shares under stock
    compensation plans.............................           11             10            12              10
                                                            ----           ----          ----            ----

Number of shares in which diluted
  earnings per share is based......................          294            295           294             297

Net earnings applicable to common
   shareholders (millions).........................        $ 178          $ 150         $ 371           $ 292

Net earnings on which diluted earnings
   per share is based (millions)...................        $ 178          $ 150         $ 371           $ 292

Basic earnings per share...........................        $0.63          $0.53         $1.31           $1.02

Diluted earnings per share.........................        $0.61          $0.51         $1.26           $0.98
