Form 10-K
period 2002-12-28
PEPSI BOTTLING GROUP INC
filed 2003-03-28
CIK 1076405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 28, 2002

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

               For the transition period from ________ to ________

                         Commission file number 1-14893

                         THE PEPSI BOTTLING GROUP, INC.
             (Exact name of Registrant as Specified in its Charter)

           INCORPORATED IN DELAWARE                          13-4038356
        (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

              ONE PEPSI WAY
              SOMERS, NEW YORK                                 10589
  (Address of Principal Executive Offices)                   (Zip code)

       Registrant's telephone number, including area code: (914) 767-6000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                           ON WHICH REGISTERED
         -------------------                           -------------------
Common Stock, par value $.01 per share               New York Stock Exchange
7% Series B Senior Notes due 2029                    New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2). YES [X] NO [ ]


      THE NUMBER OF SHARES OF CAPITAL STOCK OF THE PEPSI BOTTLING GROUP, INC. OUTSTANDING AS OF MARCH 11, 2003 WAS 278,552,993. THE AGGREGATE MARKET VALUE OF THE PEPSI BOTTLING GROUP, INC. CAPITAL STOCK HELD BY NON-AFFILIATES OF THE PEPSI BOTTLING GROUP, INC. AS OF JUNE 15, 2002 WAS $5,803,740,542.

DOCUMENTS OF WHICH PORTIONS                PARTS OF FORM 10-K INTO WHICH PORTION
ARE INCORPORATED BY REFERENCE              OF DOCUMENTS ARE INCORPORATED
-----------------------------              -------------------------------------
2002 ANNUAL REPORT TO SHAREHOLDERS                     I, II

PROXY STATEMENT FOR THE PEPSI BOTTLING                   III
GROUP,INC. MAY 28, 2003 ANNUAL MEETING
OF SHAREHOLDERS

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

      The Pepsi Bottling Group, Inc. ("PBG") was incorporated in Delaware in January, 1999, as a wholly owned subsidiary of PepsiCo, Inc. ("PepsiCo") to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of February 21, 2003, PepsiCo's ownership represented 38.0% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 43.1% of the voting power of all classes of PBG's voting stock. PepsiCo also owned approximately 6.8% of the equity interest of Bottling Group, LLC, PBG's principal operating subsidiary, as of February 21, 2003. We refer to our publicly traded common stock as "Common Stock" and, together with our Class B common stock, as our "Capital Stock." When used in this Report, "PBG," "we," "us" and "our" each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC, which we also refer to as "Bottling LLC."

      We maintain a website on the World Wide Web at http://www.pbg.com. We make available, free of charge, through the Investor Relations section of our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC").

RECENT ACQUISITIONS

      On March 13, 2002, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola's international beverages in Turkey for a purchase price of approximately $75 million in cash and assumed debt.

      On November 5, 2002, we acquired approximately 99.8% of all of the outstanding capital stock of Pepsi-Gemex, S.A. de C.V. ("Gemex"), which is the largest bottler in Mexico and the largest bottler outside the United States of Pepsi-Cola soft drink products based on sales volume, through simultaneous tender offers in Mexico and the United States. Following the offers, we funded a trust for the acquisition of the balance of the outstanding capital stock and caused Gemex to carry out a reverse stock split that eliminated for cash the outstanding capital stock held by any remaining security holders other than us. Our total cost for the purchase of Gemex was a net cash payment of $871 million and assumed debt of approximately $305 million.

PRINCIPAL PRODUCTS

      PBG is the world's largest manufacturer, seller and distributor of PEPSI-COLA beverages. The beverages sold by us include PEPSI-COLA, MOUNTAIN DEW, DIET PEPSI, AQUAFINA, LIPTON BRISK, MOUNTAIN DEW CODE RED, SIERRA MIST, SOBE, DOLE, MUG, DIET MOUNTAIN DEW, PEPSI TWIST, STARBUCKS FRAPPUCCINO and, outside the U.S., PEPSI-COLA, MIRINDA, 7 UP, KAS, ELECTROPURA, AQUA MINERALE, MANZANITA SOL, SQUIRT, GARCI CRESPO, FIESTA, PEPSI LIGHT, IVI, YEDIGUN, and FRUKO.

      We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states and the District of Columbia in the U.S., nine Canadian provinces, Spain, Greece, Russia, Turkey and, after our recent acquisition of Gemex, all or a portion of 21 states in Mexico. In some of our U.S. territories, we also have the right to manufacture, sell and distribute soft drink products of other companies, including Dr PEPPER, All SPORT and, through December 2002, 7 UP. In 2002, approximately 82% of our net revenues were generated in the United States, and the remaining 18% was generated in Canada, Spain, Greece, Russia, Turkey and Mexico. We have an extensive direct store distribution system in the United States, Mexico and Canada. In Russia, Spain, Greece and Turkey, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.

RAW MATERIALS AND OTHER SUPPLIES

      We purchase the concentrates to manufacture Pepsi-Cola beverages and other soft drink products from PepsiCo and other soft-drink companies.

      In addition to concentrates, we purchase sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials and carbon dioxide. We generally purchase our raw materials, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of such raw materials in the United States and Canada and, with respect to some of our raw materials, in certain of our international markets. The Pepsi beverage agreements provide that, with respect to the soft drink products of PepsiCo, all authorized containers, closures, cases, cartons and other packages and labels may be purchased only from manufacturers approved by PepsiCo. There are no materials or supplies used by PBG that are currently in short supply. The supply or cost of specific materials could be adversely affected by various factors, including price changes, strikes, weather conditions and governmental controls.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

      Our portfolio of beverage products includes some of the best recognized trademarks in the world and includes PEPSI-COLA, MOUNTAIN DEW, DIET PEPSI, AQUAFINA, LIPTON BRISK, MOUNTAIN DEW CODE RED, SIERRA MIST, SOBE, DOLE, MUG, DIET MOUNTAIN DEW, PEPSI TWIST, STARBUCKS FRAPPUCCINO and, outside the U.S., PEPSI-COLA, MIRINDA, 7 UP, KAS, ELECTROPURA, AQUA MINERALE, MANZANITA SOL, SQUIRT, GARCI CRESPO, FIESTA, PEPSI LIGHT, IVI, YEDIGUN, and FRUKO. The majority of our volume is derived from brands licensed from PEPSICO or PEPSICO joint ventures. In some of our U.S. territories, we also have the right to manufacture, sell and distribute soft drink products of other companies, including DR PEPPER , ALL SPORT and, through December 2002, 7 UP.

      We conduct our business primarily under agreements with PepsiCo. These agreements give us the exclusive right to market, distribute, and produce beverage products of PepsiCo in authorized containers in specified territories.

      Set forth below is a description of the Pepsi beverage agreements and other bottling agreements to which we are a party.

      Terms of the Master Bottling Agreement. The Master Bottling Agreement under which we manufacture, package, sell and distribute the cola beverages bearing the Pepsi-Cola and Pepsi trademarks in the U.S. was entered into in March of 1999. The Master Bottling Agreement gives us the exclusive and perpetual right to distribute cola beverages for sale in specified territories in authorized containers of the nature currently used by us. The Master Bottling Agreement provides that we will purchase our entire requirements of concentrates for the cola beverages from PepsiCo at prices, and on terms and conditions, determined from time to time by PepsiCo. PepsiCo may determine from time to time what types of containers to authorize for use by us. PepsiCo has no rights under the Master Bottling Agreement with respect to the prices at which we sell our products.

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

      The Master Bottling Agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the Master Bottling Agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2002, PepsiCo approved our annual plan.

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

      The Master Bottling Agreement provides that PepsiCo may in its sole discretion reformulate any of the cola beverages or discontinue them, with some limitations, so long as all cola beverages are not discontinued. PepsiCo may also introduce new beverages under the Pepsi-Cola trademarks or any modification thereof. When that occurs, we are obligated to manufacture, package, distribute and sell such new beverages with the same obligations as then exist with respect to other cola beverages. We are prohibited from producing or handling cola products, other than those of PepsiCo, or products or packages that imitate, infringe or cause confusion with the products, containers or trademarks of PepsiCo. The Master Bottling Agreement also imposes requirements with respect to the use of PepsiCo's trademarks, authorized containers, packaging and labeling.

      If we acquire control, directly or indirectly, of any bottler of cola beverages, we must cause the acquired bottler to amend its bottling appointments for the cola beverages to conform to the terms of the Master Bottling Agreement.

      Under the Master Bottling Agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell Pepsi trademarked cola beverages within a specific area -- currently representing approximately 12.6% of PepsiCo's U.S. bottling system in terms of volume -- if we have successfully negotiated the acquisition and, in PepsiCo's reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell Pepsi trademarked cola beverages outside of that specific area without PepsiCo's prior written approval.

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

      An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of our voting securities without the consent of PepsiCo. As of February 21, 2003, to our knowledge, no shareholder of PBG, other than PepsiCo, held more than 6.0% of our Common Stock.

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

      Terms of the Non-Cola Bottling Agreements. The beverage products covered by the non-cola bottling agreements are beverages licensed to us by PepsiCo, consisting of MOUNTAIN DEW, DIET MOUNTAIN DEW, MOUNTAIN DEW CODE RED, SLICE, SIERRA MIST, FRUITWORKS, MUG root beer and cream soda. The non-cola bottling agreements contain provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions, authorized containers, planning, quality control, transfer restrictions, term, and related matters. Our non-cola bottling agreements will terminate if PepsiCo terminates our Master Bottling Agreement. The exclusivity provisions contained in the non-cola bottling agreements would prevent us from manufacturing, selling or distributing beverage products which imitate, infringe upon, or cause confusion with, the beverage products covered by the non-cola bottling agreements. PepsiCo may also elect to discontinue the manufacture, sale or distribution of a non-cola beverage and terminate the applicable non-cola bottling agreement upon six months notice to us.

      Terms of Certain Distribution Agreements. We also have agreements with PepsiCo granting us exclusive rights to distribute AQUAFINA, AMP and DOLE in all of our territories and SoBe in certain specified territories. We have the right to manufacture Aquafina in certain locations depending on the availability of appropriate equipment. The distribution agreements contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels and causes for termination. We recently obtained the rights to sell and distribute GATORADE in Spain, Greece and Russia and in certain limited channels of distribution in the U.S. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

      Terms of the Master Syrup Agreement. The Master Syrup Agreement grants us the exclusive right to manufacture, sell and distribute fountain syrup to local customers in our territories. The Master Syrup Agreement also grants us the right to act as a manufacturing and delivery agent for national accounts within our territories that specifically request direct delivery without using a middleman. In addition, PepsiCo may appoint us to manufacture and deliver fountain syrup to national accounts that elect delivery through independent distributors. Under the Master Syrup Agreement, we have the exclusive right to service fountain equipment for all of the national account customers within our territories. The Master Syrup Agreement provides that the determination of whether an account is local or national is at the sole discretion of PepsiCo.

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

      Our Master Syrup Agreement will terminate if PepsiCo terminates our Master Bottling Agreement.

      Terms of Other U.S. Bottling Agreements. The bottling agreements between us and other licensors of beverage products, including Cadbury Schweppes plc for DR PEPPER, SCHWEPPES, CANADA DRY and HAWAIIAN PUNCH, the Pepsi/Lipton Tea Partnership for LIPTON BRISK and LIPTON'S ICED TEA, the North American Coffee Partnership for STARBUCKS FRAPPUCCINO, and The Monarch Beverage Company, Inc. for ALL SPORT, contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations, and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

      Terms of the Country Specific Bottling Agreements. The country specific bottling agreements contain provisions similar to those contained in the Master Bottling Agreement and the non-cola bottling agreements and, in Canada, the Master Syrup Agreement with respect to authorized containers, planning, quality control, transfer restrictions, term, causes for termination and related matters. These bottling agreements differ from the Master Bottling Agreement because, except for Canada, they include both fountain syrup and non-fountain beverages. Certain of these bottling agreements contain provisions that have been modified to reflect the laws and regulations of the applicable country. For example, the bottling agreements in Spain do not contain a restriction on the sale and shipment of Pepsi-Cola beverages into our territory by others in response to unsolicited orders.

SEASONALITY

      Our peak season is the warm summer months beginning with Memorial Day and ending with Labor Day. Approximately 73% of our operating income is typically earned during the second and third quarters. Approximately 75% of cash flow from operations is typically generated in the third and fourth quarters.

COMPETITION

      The carbonated soft drink market and the non-carbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label soft drinks sold in chain stores. Among our major competitors are bottlers that distribute products from The Coca-Cola Company including Coca-Cola Enterprises Inc., Coca-Cola Hellenic Bottling Company S.A. and Coca-Cola FEMSA S.A. de C.V. The market shares for our U.S. territories range from approximately 11.0% to approximately 53.0% and for our non-U.S. territories from approximately 13.0% to approximately 40.0%. Actions by our major competitors and others in the beverage industry, as well as the general economic environment could have an impact on our future market share.

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

GOVERNMENTAL REGULATION APPLICABLE TO PBG

      Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies in the United States as well as foreign government entities and agencies in Canada, Spain, Greece, Russia, Turkey and Mexico. As a producer of food products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations, including, in the United States, those of the federal Food, Drug and Cosmetic Act. The operations of our production and distribution facilities are subject to laws and regulations relating to the protection of the environment in the countries in which we do business. In the United States, we are subject to the laws and regulations of the Department of Transportation, and various federal, state and local occupational and environmental laws. These laws and regulations include the Occupational Safety and Health Act, the Clean Air Act, the

Clean Water Act, the Resource Conservation and Recovery Act and laws relating to the operation, maintenance of and financial responsibility for fuel storage tanks.

      We believe that our current legal, operational and environmental compliance programs are adequate and that we are in substantial compliance with applicable laws and regulations of the countries in which we do business. We do not anticipate making any material expenditures in connection with environmental remediation and compliance. However, compliance with, or any violation of, future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business, financial condition and results of operations.

      Bottle and Can Legislation

      In all but a few of our United States and Canadian markets, we offer our bottle and can beverage products in non-refillable containers. Legislation has been enacted in certain states and Canadian provinces where we operate that generally prohibits the sale of certain beverages unless a deposit or levy is charged for the container. These include Connecticut, Delaware, Maine, Massachusetts, Michigan, New York, Oregon, California, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia, Prince Edward Island and Quebec.

      Massachusetts and Michigan have statutes that require us to pay all or a portion of unclaimed container deposits to the state and California imposes a levy on beverage containers to fund a waste recovery system.

      In addition to the Canadian deposit legislation described above, Ontario, Canada, currently has a regulation requiring that 30% of all soft drinks sold in Ontario be bottled in refillable containers. This regulation is currently being reviewed by the Ontario Ministry of the Environment.

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

      Soft Drink Excise Tax Legislation

      Specific soft drink excise taxes have been in place in certain states for several years. The states in which we operate that currently impose such a tax are West Virginia, Arkansas and Tennessee and, with respect to fountain syrup only, Washington. In Mexico, there is an excise tax on mineral water and, effective January 1, 2003, there is an excise tax applicable to any products produced without sugar, including diet soft drinks.

      Value-added taxes on soft drinks vary in our territories located in Canada, Spain, Greece, Russia, Turkey and Mexico, but are consistent with the value-added tax rate for other consumer products. In addition, there is a special consumption tax applicable to cola products in Turkey.

      We are not aware of any material soft drink taxes that have been enacted in any other market served by us. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

      Trade Regulation

      As a manufacturer, seller and distributor of bottled and canned soft drink products of PepsiCo and other soft drink manufacturers in exclusive territories in the United States and internationally, we are subject to antitrust and competition laws. Under the Soft Drink Interbrand Competition Act, soft drink bottlers operating in the United States, such as us, may have an exclusive right to manufacture, distribute and sell a soft drink product in a geographic territory if the soft drink product is in substantial and effective competition with other products of the same class in the same market or markets. We believe that there is such substantial and effective competition in each of the exclusive geographic territories in which we operate.

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

      Mexican Water Regulation

      In Mexico, we purchase water directly from municipal water companies and pump water from our own wells pursuant to concessions obtained from the Mexican government on a plant-by-plant basis. The concessions are generally for 5, 10 or 15 year terms. Our concessions may be terminated if, among other things, (a) we use more water than permitted, (b) we fail to pay required concession-related fees, or (c) we fail to complete agreed-upon construction or improvements. Our concessions satisfy our current water requirements and we believe that we are in compliance in all material respects with the terms of our existing concessions.

EMPLOYEES

      As of December 28, 2002, we employed approximately 65,000 full-time workers, of whom approximately 29,500 were employed in the United States and approximately 25,900 were employed in Mexico. Approximately 8,700 of our full-time workers in the United States are union members and approximately 18,800 of our workers outside the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

      For financial information on industry segments and operations in geographic areas, see Note 13 to PBG's Consolidated Financial Statements, found on page 52 of our Annual Report to Shareholders for the year ended December
28, 2002, which page is incorporated herein by reference and is included as
Exhibit 13 hereto.

ITEM 2.PROPERTIES

      As of December 28, 2002, we operated 95 soft drink production facilities worldwide, of which 89 were owned and six were leased. In addition, one facility used for the manufacture of soft drink packaging materials was operated by a PBG joint venture in Turkey. Of our 532 distribution facilities, 360 are owned and 172 are leased. We believe that our bottling, canning and syrup filling lines and our distribution facilities are sufficient to meet present needs. We also lease headquarters office space in Somers, New York.

      We also own or lease and operate approximately 39,900 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our soft drink products. We also own more than 1.5 million soft drink dispensing and vending machines.

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

ITEM 3.LEGAL PROCEEDINGS

      From time to time we are a party to various litigation matters incidental to the conduct of our business. There is no pending or, to our best knowledge, threatened legal proceeding to which we are a party or that, in the opinion of management, is likely to have a material adverse effect on our future financial results.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have been qualified. There are no family relationships among our executive officers.

      Set forth below, as of March 25, 2003, is information pertaining to our executive officers who held office during our 2002 fiscal year:

JOHN T. CAHILL, 45, is our Chairman of the Board and Chief Executive Officer. He had been our Chief Executive Officer since September 2001. Previously, Mr. Cahill served as our President and Chief Operating Officer from August 2000 to September 2001. Mr. Cahill has been a member of our Board of Directors since January 1999 and served as our Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996.

CRAIG E. WEATHERUP, 57, was our Chairman of the Board from March 1999 to January 2003. Mr. Weatherup retired as Chairman of the Board in 2003, but continues to serve on the Board as a non-employee Director. Mr. Weatherup was also our Chief Executive Officer from March 1999 to September 2001. Mr. Weatherup served on the Board of Directors of PepsiCo from 1996 until March 1999. Prior to becoming our Chairman and Chief Executive Officer, he served as Chairman and Chief Executive Officer of the Pepsi-Cola Company since July 1996. He was appointed President of the Pepsi-Cola Company in 1988, President and Chief Executive Officer of Pepsi-Cola North America in 1991, and served as PepsiCo's President in 1996. Mr. Weatherup is also a director of Federated Department Stores, Inc. and Starbucks Corporation.

ALFRED H. DREWES, 47, is our Senior Vice President and Chief Financial Officer. Appointed to this position in June 2001, Mr. Drewes previously served as Senior Vice President and Chief Financial Officer of Pepsi Beverages International ("PBI"). Mr. Drewes joined PepsiCo in 1982 as a financial analyst in New Jersey. During the next nine years, he rose through increasingly responsible finance positions within Pepsi-Cola North America in field operations and headquarters. In 1991, Mr. Drewes joined PBI as Vice President of Manufacturing Operations, with responsibility for the global concentrate supply organization.

ERIC J. FOSS, 44, is the President of PBG North America. Previously, Mr. Foss was our Executive Vice President and General Manager of PBG North America from August 2000 to September 2001. From October 1999 until August 2000, he served as our Senior Vice President, U.S. Sales and Field Operations, and prior to that, he was our Senior Vice President, Sales and Field Marketing, since March 1999. Mr. Foss joined Pepsi-Cola Company in 1982 and has held a variety of other field and headquarters-based sales, marketing and general management positions. From 1994 to 1996, Mr. Foss was General Manager of Pepsi-Cola North America's Great West Business Unit. In 1996, Mr. Foss was named General Manager for the Central Europe Region for Pepsi-Cola International, a position he held until joining PBG in March 1999.

JAIME COSTA LAVIN, 50, is the Chief Executive Officer of PBG Mexico. He was appointed to this position in November 2002. Mr. Costa previously served as the President of Latin American operations of GRUMA, the world's largest corn flour and tortilla producer. In 1982, Mr. Costa joined the FEMSA Group in the soft drinks division. Following a number of increasingly responsible assignments, Mr. Costa was named Managing Director of Coca-Cola FEMSA for Mexico in 1985, a position he held for seven years. In 1993, he joined Grupo Lala, the largest dairy business in Mexico, as Managing Director. Mr. Costa was named Managing Director for Allied Domecq in Mexico in late 1994, where he remained until joining GRUMA.

PAMELA C. MCGUIRE, 55, is our Senior Vice President, General Counsel and Secretary. She was appointed to this position in November 1998. Ms. McGuire joined PepsiCo in 1977 and served as Vice President and Division Counsel of Pepsi-Cola Company from 1989 to March 1998, when she was named Vice President and Associate General Counsel of the Pepsi-Cola Company.

YIANNIS PETRIDES, 45, is the President of PBG Europe. He was appointed to this position in June 2000, with responsibilities for our operations in Spain, Greece, Turkey and Russia. Most recently, he served as Business Unit General Manager for PBG in Spain and Greece. Mr. Petrides joined PepsiCo in 1987 in the international beverage division. In 1993, he was named General Manager of Frito Lay's Greek operation with additional responsibility for the Balkan countries. Two years later, he was appointed Business Unit General Manager for Pepsi Beverages International's bottling operation in Spain.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      Stock Trading Symbol - PBG.

      Stock Exchange Listings - PBG's Common Stock is listed on the New York Stock Exchange. Our Class B common stock is not publicly traded.

      Shareholders - As of March 11, 2003, there were approximately 55,000 registered and beneficial shareholders of Common Stock. PepsiCo is the holder of all of the outstanding shares of Class B common stock.

      Stock Prices - The high, low and closing prices for a share of PBG Common Stock on the New York Stock Exchange, as reported by Bloomberg Service, for each fiscal quarter of 2002 and 2001 were as follows (in dollars):

 2002                    High             Low             Close
 ----                    ----             ---             -----
First Quarter           26.230           21.650           26.020
Second Quarter          34.800           24.820           32.420
Third Quarter           33.850           23.000           23.850
Fourth Quarter          29.500           23.000           25.450

  2001(1)               High               Low           Close
 -------                ----               ---           -----
First Quarter           21.250           16.781           19.055
Second Quarter          22.535           17.950           20.725
Third Quarter           22.860           19.680           22.300
Fourth Quarter          24.725           21.625           23.800

      Dividend Policy - Quarterly cash dividends are usually declared in January, March, July and November and paid at the end of March, June, September and at the beginning of January. The dividend record dates for 2003 are expected to be March 14, June 13, September 12 and December 12.

      Cash Dividends Declared Per Share on Capital Stock:

Quarter       2002          2001(2)
-------       ----          ----

1             $.01          $.01
2             $.01          $.01
3             $.01          $.01
4             $.01          $.01
Total         $.04          $.04


ITEM 6.SELECTED FINANCIAL DATA

"Selected Financial and Operating Data" for the years 1998 through 2002, on page 59 of our Annual Report to Shareholders for the fiscal year ended December 28, 2002 is incorporated into this report by reference and is included as part of
Exhibit 13 hereto.

(1) Reflects stock prices adjusted to give retroactive effect to the 2-for-1 split of PBG Common Stock effective November 27, 2001 (the "PBG Stock Split").

(2) Reflects dividends adjusted to give retroactive effect to the PBG Stock Split halving PBG's previous quarterly dividend of $.02 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"Management's Financial Review" on pages 18 through 33 of our Annual Report to Shareholders for the fiscal year ended December 28, 2002 is incorporated into this report by reference and is included as part of Exhibit 13 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

"Management's Financial Review -- Market Risks and Cautionary Statements" on pages 32 and 33 of our Annual Report to Shareholders for the fiscal year ended December 28, 2002 is incorporated herein by reference and is included as part of
Exhibit 13 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of PBG and our subsidiaries are incorporated herein by reference to our Annual Report to Shareholders for the fiscal year ended December 28, 2002, included as part of Exhibit 13 hereto, at the pages indicated:

Consolidated Statements of Operations - Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 (page 34).

Consolidated Statements of Cash Flows - Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 (page 35).

Consolidated Balance Sheets - December 28, 2002 and December 29, 2001 (page 36).

Consolidated Statements of Changes in Shareholders' Equity - Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 (page 37).

Notes to Consolidated Financial Statements (pages 38-56).

Report of Independent Auditors (page 58).

The following consolidated financial statements and notes thereto of Bottling LLC for the year ended December 28, 2002 are incorporated herein by reference and are included as Exhibit 99.1 hereto:

Consolidated Statements of Operations - Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000.

Consolidated Statements of Cash Flows - Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000.

Consolidated Balance Sheets - December 28, 2002 and December 29, 2001.

Consolidated Statements of Changes in Owners' Equity - Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PBG

      The name, age and background of each of our directors nominated for election are contained under the caption "Election of Directors" in our Proxy Statement for our 2003 Annual Meeting of Shareholders and such information is incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported in Part I of this Report.

      Information on compliance with Section 16(a) of the Exchange Act is contained in our Proxy Statement for our 2003 Annual Meeting of Shareholders under the caption "Section 16 Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information on compensation of our directors and certain named executive officers is contained in our Proxy Statement for our 2003 Annual Meeting of Shareholders under the captions "Directors' Compensation" and "Executive Compensation," respectively, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information on the number of shares of PBG Common Stock beneficially owned by each director, each named executive officer and by all directors and all executive officers as a group is contained under the caption "Ownership of Common Stock by Directors and Executive Officers" and information on each beneficial owner of more that 5% of PBG Common Stock is contained under the caption "Stock Ownership of Certain Beneficial Owners" in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

      The table below sets forth certain information as of December 28, 2002 for
(i) all equity compensation plans previously approved by our shareholders and
(ii) all equity compensation plans not previously approved by our shareholders.

      Plan Category       Number of Securities    Weighted-average        Number of Securities
                          to be issued upon       exercise price of       remaining available
                          exercise of             outstanding options,    for future issuance
                          outstanding options,    warrants and rights     under equity
                          warrants and rights                             compensation plans
                                                                          (excluding securities
                                                                          reflected in column
                                                                          (a))
      -------------       --------------------    --------------------    ---------------------
                                   (a)                     (b)                     (c)
      -------------       --------------------    --------------------    ---------------------
Equity compensation
plans approved by               33,018,524                $15.84              22,522,911 (2)
security holders (1)
                                ----------                ------                ----------
Equity compensation              4,448,560                $13.26                 1,210,774
plans not approved by
security holders (3)            ----------                ------                ----------
Total                           37,467,084                $15.53                23,733,685
                                ----------                ------                ----------

(1) The securities reflected in this category are authorized for issuance under the following PBG plans: (i) 1999 Long-Term Incentive Plan; (ii) 2000 Long-Term Incentive Plan; (iii) 2002 Long-Term Incentive Plan and
      (iv) Directors' Stock Plan.

(2) Excludes 383,382 shares of PBG Common Stock available for future issuance as of December 28, 2002 in connection with the PBG phantom stock account under the terms of our Executive Income Deferral Plan (the "Plan"). The Plan permits the deferral of certain compensation into the PBG phantom stock account and such deferrals may be paid out, at the discretion of our Compensation and Management Development Committee (the "Committee") of our Board of Directors, in cash or shares of our Common Stock. As of the date hereof, the Committee has not issued shares of our Common Stock to pay out deferrals from the Plan's PBG phantom stock account. The number of shares reflected above in this footnote was calculated by reference to the average of the high and low trading price of PBG Common Stock on the New York Stock Exchange (the "NYSE") on December 27, 2002 (the last trading day before the end of our fiscal year).

(3) The securities reflected in this category are authorized for issuance under the PBG Stock Incentive Plan (the "SIP") which was approved by the Board of Directors on March 30, 1999. The SIP is the only one of our plans that has not been approved by our security holders. The SIP constitutes a "broadly-based" plan within the meaning of Paragraph 312.03 of the Shareholder Approval Policy of the NYSE Listed Company Manual and therefore no security holder approval was required as a prerequisite to our listing on the NYSE or for any other purpose.

The summary of the material provisions of the SIP, set forth below, is provided pursuant to SEC requirements and is qualified in its entirety by reference to the SIP which is filed as Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 25, 1999.

Purpose. We established the SIP to enable us to attract, retain and motivate employees and align their interests with those of our shareholders.

Eligibility. Each of our employees as well as employees of our subsidiaries may be granted any of the awards under the SIP as determined by the Committee; provided however, that no individual employee may be granted awards in the aggregate under the SIP which, if exercised, would result in that employee receiving more than 10% of the maximum number of shares available for issuance under the SIP.

Awards. The SIP provides for awards to be made in the form of stock options, restricted stock and other share awards.

(A) Stock Options. The Committee may grant options under the SIP to purchase PBG Common Stock that give the employee the right to purchase a share of PBG Common Stock at a fixed price for a specified period of time. The purchase price of a share of PBG Common Stock under each option shall not be less than the fair market value of a share of PBG Common Stock on the date the option is granted except for those stock options granted to eligible employees as of the date we became a separate publicly held company in March 1999. The options are exercisable in accordance with the terms established by the Committee. In general, the Committee intends that options will vest in annual increments of 25%, 25% and 50% and become fully exercisable within three years after their grant date. However, without regard to the vesting period assigned, the vesting and exercisability of options shall be accelerated in connection with certain transfers and events (disability, death and retirement), as explained below. The full purchase price of each share of PBG Common Stock purchased upon the exercise of any option shall be paid at the time of the exercise. Except as otherwise determined by the Committee, the purchase price shall be payable in cash or in PBG Common Stock (valued at fair market value as of the day of exercise), or in any combination thereof.

(B) Restricted Stock and Other Share Awards. The Committee may grant restricted stock awards (a grant of PBG Common Stock with such shares subject to a risk of forfeiture or other restrictions as determined by the Committee) or share awards (a grant of PBG Common Stock). Any such awards shall be subject to such conditions, restrictions and contingencies as the Committee determines. However, without regard to the vesting period assigned, the vesting of restricted and other stock awards shall be accelerated in connection with certain transfers and events (death, disability, retirement), as explained below.

Administration. The SIP is administered by the Committee. The Committee has the authority and discretion to select the individuals who shall receive awards, to determine the time or times of receipt, to determine the types of awards and the number of shares covered by the awards, to establish the terms, conditions, restrictions, and other provisions of such awards, and subject to certain limits, to cancel or suspend awards. The Committee has the authority and discretion to interpret the SIP, to establish, amend, and rescind any rules and regulations relating to the SIP, and to make all other determinations that may be necessary or advisable for the administration of the SIP. Any interpretation of the SIP by the Committee and any decision made by the Committee under the SIP is final and binding on all persons. The Committee may allocate all or any portion of its responsibilities and powers to any one or more of its members and may delegate all or any part of its responsibilities and powers to any person or persons selected by it.

In the event of a corporate transaction involving PBG (including, without limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination or exchange of shares), the Committee may adjust awards to preserve the benefits or potential benefits of the awards. Action by the Committee may include: (i) adjustment of the number and kind of shares which may be delivered under the SIP; (ii) adjustment of the number and kind of shares subject to outstanding awards; (iii) adjustment of the exercise price of outstanding options; and (iv) any other adjustments that the Committee determines to be equitable.

Except as otherwise provided by the Committee, awards under the SIP are not transferable except as designated by the participant by will or by the laws of descent and distribution.

Limit on Shares. The maximum number of shares of stock that may be delivered to participants under the SIP shall not exceed an aggregate number of shares of Common Stock to be determined from time to time by the Committee, subject to certain adjustments described above. The current maximum number of shares that may be delivered under the SIP is 7.4 million, representing the number of shares that the

Committee has authorized for registration on the SIP's Form S-8 Registration Statement filed May 26, 1999. PBG management will not request that the Committee increase this maximum number of shares.

Certain Transfers. In connection with certain PBG-approved transfers to certain allied organizations, as described in the SIP, the transferred participant's outstanding options will become fully exercisable and restricted stock awards will become fully vested. Employment by the allied organization will be treated as employment by PBG in determining the participant's right to exercise and in applying the SIP's misconduct provisions.

Death, Disability, Termination of Employment, Misconduct. In the event of the participant's death, all restrictions upon Restricted Stock lapse and stock options then held by the participant become immediately exercisable as of the date of death and may be exercised by the participant's executor or legal representative in accordance with their terms. In the event that the participant becomes "Totally Disabled" within the meaning of the SIP, all restrictions upon Restricted Stock lapse and stock options then held by the participant continue to be exercisable in accordance with their terms. In the event of the participant's "Retirement" within the meaning of the SIP, Restricted Stock held by the participant which remains subject to restrictions as of such date, shall be cancelled and forfeited unless otherwise determined by the Committee; and all stock options then held by the participant become immediately exercisable and may be exercised in accordance with their terms. In the event of the participant's termination of employment for any reason other than the above, or for "Misconduct" within the meaning of the SIP, Restricted Stock held by the participant which remains subject to restrictions as of such date shall be cancelled and forfeited unless otherwise determined by the Committee; and all stock options then held by the participant which are exercisable on such date, shall continue to be exercisable until the earlier of 90 days from the date of such termination or in accordance with their terms. Unless otherwise determined by the Committee, all stock options which are not exercisable as of the date of termination automatically terminate and lapse. In the event the participant is determined to have engaged in Misconduct, within the meaning of the SIP, a participant forfeits all rights to unexercised stock options and all outstanding options automatically terminate and lapse.

Amendment and Termination. The Committee may, at any time, amend or terminate the SIP, provided that no amendment or termination may, in the absence of consent to the change by the affected participant, adversely affect the rights of any participant or beneficiary under any award granted under the SIP prior to the date such amendment or termination is adopted by the Committee.

Withholding of Taxes. We may withhold amounts to satisfy withholding tax requirements from amounts due to participants. Subject to guidelines established by the Committee, participants may have PBG Common Stock withheld from awards to satisfy tax withholding requirements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information relating to certain transactions between PBG, PepsiCo and their affiliates and certain other persons is set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

      Within 90 days prior to the date of this report, PBG carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of PBG, of the effectiveness and design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Chief

Executive Officer and the Chief Financial Officer concluded, subject to the limitations set forth below, that our disclosure controls and procedures are effective in timely alerting them to material information relating to PBG and its consolidated subsidiaries required to be included in PBG's periodic filings with the SEC. In addition, subject to the limitations set forth below, there were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

      Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

                                     PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a) 1. Financial Statements. The following consolidated financial statements of PBG and its subsidiaries, included in our Annual Report to Shareholders for the year ended December 28, 2002, are incorporated by reference into Part II, Item 8 of this report:

      Consolidated Statements of Operations - Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000.

      Consolidated Statements of Cash Flows - Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000.

      Consolidated Balance Sheets - December 28, 2002 and December 29, 2001.

      Consolidated Statements of Changes in Shareholders' Equity - Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000.

      Notes to Consolidated Financial Statements.

      Report of Independent Auditors.

      2. Financial Statement Schedule. The following financial statement schedule of PBG and its subsidiaries is included in this report on the page indicated:

                                                                                                    Page

Independent Auditors' Report on Schedule and Consent............................................     F-2

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended
               December 28, 2002, December 29, 2001 and December 30,
               2000 ...........................................................................      F-3


3.    Exhibits

            See Index to Exhibits on pages E-1 - E-4.

(b)   Reports on Form 8-K

1. On November 6, 2002, we filed a Current Report on Form 8-K announcing the successful completion of our tender offers in the United States and Mexico to acquire Pepsi-Gemex S.A. de C.V. and also announcing financial guidance for the year 2003 to incorporate the impact of the Pepsi - Gemex acquisition and an adjustment in pension expense.

2. On November 12, 2002, we filed a Current Report on Form 8-K announcing the retirement of Craig E. Weatherup as Chairman of the Company and the intention to elect John T. Cahill as successor.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, The Pepsi Bottling Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 2003
                                        The Pepsi Bottling Group, Inc.


                                        By:  /s/ John T. Cahill
                                            ----------------------------------
                                            John T. Cahill
                                            Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Pepsi Bottling Group, Inc. and in the capacities and on the date indicated.

SIGNATURE                                          TITLE                                DATE

/s/ John T. Cahill                                 Chairman of the Board and Chief      March 27, 2003
------------------                                 Executive Officer
John T. Cahill

/s/ Alfred H. Drewes                               Senior Vice President and Chief      March 27, 2003
-------------------                                Financial Officer (Principal
Alfred H. Drewes                                   Financial Officer)


/s/ Andrea L. Forster                              Vice President and Controller        March 27, 2003
---------------------                              (Principal Accounting Officer)
Andrea L. Forster

/s/ Linda G. Alvarado                              Director                             March 27, 2003
---------------------
Linda G. Alvarado

/s/ Barry H. Beracha                               Director                             March 27, 2003
--------------------
Barry H. Beracha

                                                   Director
--------------------
Ira D. Hall

/s/ Thomas H. Kean                                 Director                             March 27, 2003
------------------
Thomas H. Kean

/s/ Susan D. Kronick                               Director                             March 27, 2003
--------------------
Susan D. Kronick

/s/ Blythe J. McGarvie                             Director                             March 27, 2003
----------------------
Blythe J. McGarvie

/s/ Margaret D. Moore                              Director                             March 27, 2003
---------------------
Margaret D. Moore

/s/ Clay G. Small                                  Director                             March 27, 2003
-----------------
Clay G. Small

/s/ Craig E. Weatherup                             Director                             March 27, 2003
----------------------
Craig E. Weatherup

I, John T. Cahill, certify that:

1. I have reviewed this annual report on Form 10-K of The Pepsi Bottling Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    Date: March 24, 2003

                                                    By: /s/ John T. Cahill
                                                        ------------------------
                                                        John T. Cahill
                                                        Chief Executive Officer

I, Alfred H. Drewes, certify that:

1. I have reviewed this annual report on Form 10-K of The Pepsi Bottling Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  Date: March 25, 2003

                                                  By: /s/ Alfred H. Drewes
                                                      --------------------
                                                      Alfred H. Drewes
                                                      Chief Financial Officer

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                                                       PAGE

Independent Auditors' Report on Schedule and Consent ..............................................    F-2
Schedule II - Valuation and Qualifying Accounts for the fiscal years ended
      December 28, 2002, December 29, 2001 and December 30, 2000 ..................................    F-3


                    INDEPENDENT AUDITORS' REPORT AND CONSENT

The Board of Directors and Shareholders
The Pepsi Bottling Group, Inc.:


The audits referred to in our report dated January 28, 2003, included the related financial statement schedule as of December 28, 2002, and for each of the fiscal years in the three-year period ended December 28, 2002, incorporated in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the use of reports included herein or incorporated herein by reference in the registration statements (Nos. 333-79357, 333-79369, 333-79375, 333-79365, 333-80647, 333-69622, 333-60428, 333-73302, 333-100786) on Form S-8
of The Pepsi Bottling Group, Inc. Our report on the consolidated financial statements referred to the adoption of FASB No. 142, "Goodwill and Other Intangible Assets," as of December 30, 2001.

/s/ KPMG LLP


New York, New York
March 28, 2003

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         THE PEPSI BOTTLING GROUP, INC.
                                   IN MILLIONS

                                  Balance At     Charged to                     Accounts         Foreign
                                  Beginning       Cost and                       Written        Currency        Balance At
                                  Of Period      Expenses        Acquisitions     Off          Translation     End Of Period


DESCRIPTION

FISCAL YEAR ENDED

DECEMBER 28, 2002

Allowance
   for losses
   on trade
   accounts
   receivable ...............           $42             $32              $ 14      $(22)              $ 1               $67

DECEMBER 29, 2001

Allowance
   for losses
   on trade
   accounts
   receivable ...............           $42             $ 9              $ --      $ (9)              $--               $42


DECEMBER 30, 2000
Allowance
   for losses
   on trade
   accounts
   receivable ...............           $48             $ 3              $ --      $ (8)              $(1)              $42


                                INDEX TO EXHIBITS

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

3.4               Amendment to Articles of Incorporation of PBG dated as of November 27,
                  2001, which is incorporated herein by reference to Exhibit 3.4 to PBG's
                  Annual Report on Form 10-K for the year ended December 29, 2001.

4.1               Form of common stock certificate, which is incorporated herein by reference to Exhibit 4 to PBG's Registration Statement on Form S-1
                  (Registration No. 333-70291).

4.2               Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings,
                  Inc., PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, relating to
                  $1,000,000,000 5 3/8% Senior Notes due 2004 and $1,300,000,000 5 5/8%
                  Senior Notes due 2009, incorporated herein by reference to Exhibit 10.9 to
                  PBG's Registration Statement on Form S-1 (Registration No. 333-70291).

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

4.4               Indenture, dated as of March 8, 1999, by and among PBG, as obligor,
                  Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Notes due 2029,
                  which is incorporated reference to Exhibit 10.14 to PBG's Registration
                  Statement on Form S-1 (Registration No. 333-70291).



EXHIBIT

4.5                 U.S. $250,000,000 5 Year Credit Agreement, dated as of April 22, 1999 among PBG, Bottling Group, LLC, The Chase Manhattan Bank, Bank of America
                    National Trust and Savings Association, Citibank, N.A., Credit Suisse
                    First Boston, UBS AG, Lehman Commercial Paper Inc., Royal Bank of Canada,
                    Banco Bilbao Vizcaya, Deutsche Bank AG New York Branch and/or Cayman
                    Islands Branch, Fleet National Bank, Hong Kong & Shanghai Banking Corp.,
                    The Bank of New York, The Northern Trust Company, The Chase Manhattan
                    Bank, as Agent, Chase Securities Inc. as Arranger and Nationsbanc
                    Montgomery Securities LLC and Solomon Smith Barney Inc. as Co-Syndication
                    Agents, which is incorporated herein by reference to Exhibit 4.6 to PBG's
                    Annual Report on Form 10-K for the year ended December 25, 1999.

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

4.7                 U.S. $250,000,000 364-Day Second Amended and Restated Credit Agreement,
                    dated as of May 1, 2002 among PBG, Bottling Group, LLC, JPMorgan Chase
                    Bank, Citibank, N.A., Bank of America, N. A., Deutsche Bank AG New York
                    Branch and/or Cayman Islands Branch, Credit Suisse First Boston, The
                    Northern Trust Company, Lehman Commercial Paper Inc., , Royal Bank of
                    Canada, Banco Bilbao Vizcaya, The Bank of New York, Fleet National Bank,
                    State Street Bank and Trust Company, JPMorgan Chase Bank, as Agent, Banc
                    of America Securities LLC and J.P. Morgan Securities Inc. as Co-Lead
                    Arrangers and Joint Book Managers and Bank of America, N.A. and Citibank,
                    N.A., as Co-Syndication Agents.

4.8                 Indenture, dated as of November 15, 2002, among Bottling Group, LLC,
                    PepsiCo, Inc., as Guarantor, and JPMorgan Chase Bank, as Trustee, relating to $1 Billion 4 5/8% Senior Notes due November 15, 2012.

4.9                 Registration Rights Agreement dated as of November 7, 2002 relating to the
                    4 5/8% Senior Notes due November 15, 2012.

4.10                Agreement to Tender, dated as of October 4, 2002, among PBG Grupo
                    Embotellador Hispano-Mexicano S.L., Bottling Group, LLC and PepsiCo, Inc.,
                    which is incorporated herein by reference to Exhibit (d)(1) to Schedule to
                    Tender Offer Statement as filed by PBG (SEC File Number 005-46036).

4.11                Agreement to Tender, dated as of October 4, 2002, among PBG Grupo
                    Embotellador Hispano-Mexicano S.L., Bottling Group, LLC and Enrique C.
                    Molina Sobrino, which is incorporated herein by reference to Exhibit
                    (d)(2) to Schedule to Tender Offer Statement as filed by PBG (SEC File
                    Number 005-46036).


Exhibit

4.12                Escrow Agreement, dated as of October 4, 2002, among PBG Grupo Embotellador
                    Hispano-Mexicano S.L., Bottling Group, LLC, Enrique C. Molina Sobrino
                    and The Bank of New York, which is incorporated herein by reference to
                    Exhibit (d)(3) to Schedule to Tender Offer Statement as filed by PBG (SEC
                    File Number 005-46036).

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

Exhibit


10.14               PBG Directors' Stock Plan which is incorporated by reference to Exhibit
                    10.14. to PBG's Annual Report on Form 10-K for the year ended December 29,
                    2001.

10.15               2002 PBG Long-Term Incentive Plan.

10.16               Form of International Master Bottling Agreement for Mexico.

12                  Statement re Computation of Ratios.

13                  PBG 2002 Annual Report to Shareholders. (Pages 18 through 59)

21                  Subsidiaries of PBG.

23                  Report and Consent of KPMG LLP.

24                  Copy of Power of Attorney.

99.1                Bottling LLC consolidated financial statements and notes thereto for the year ended December 28, 2002.

