Form 10-K/A
period 2002-12-28
PEPSI BOTTLING GROUP INC
filed 2003-05-23
CIK 1076405

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K/A
                                (Amendment No. 1)

 X   Annual report  pursuant to Section 13 or 15(d) of the  Securities  Exchange
---  Act of 1934
                  For the Fiscal Year Ended December 28, 2002

                                       or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 (No Fee Required)
                For the transition period from            to
                                                ----------    ----------

                         Commission file number 1-14893

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

       Registrant's telephone number, including area code: (914) 767-6000
                            _________________________
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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        ---  ---

     The number of shares of Capital Stock of The Pepsi Bottling Group, Inc. outstanding as of March 11, 2003 was 278,552,993. The aggregate market value of The Pepsi Bottling Group, Inc. Capital Stock held by non-affiliates of The Pepsi Bottling Group, Inc. as of June 15, 2002 was $5,803,740,542.

Documents of Which Portions                Parts of Form 10-K into Which Portion
Are Incorporated by Reference              of Documents Are Incorporated
-----------------------------              ------------------------------

2002 Annual Report to Shareholders                       I, II

Proxy Statement for The Pepsi Bottling Group, Inc.        III
May 28, 2003 Annual Meeting of Shareholders

                                Explanatory Note

     We are filing this Amendment No. 1 to the Annual Report on Form 10-K of The Pepsi Bottling Group, Inc. for the fiscal year ended December 28, 2002, previously filed with the Securities and Exchange Commission on March 28, 2003 (the "Annual Report"), to effect the amendment described below.

     Item 14, Controls and Procedures, has been amended to eliminate the paragraph titled "Limitations on the Effectiveness of Controls" and any references thereto.

     This Amendment amends only Item 14 of the Annual Report and does not otherwise update disclosures for events that occurred subsequent to the original filing date of the Annual Report.

                                    PART III

Item 14. Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls.

     Within 90 days prior to the filing date of this report, PBG carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of PBG, of the effectiveness and design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to PBG and its consolidated subsidiaries required to be included in PBG's periodic filings with the SEC. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.



                                     PART IV

Item 15.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

EXHIBITS
--------

Exhibit 99.1 Certification by the Chief Executive Officer of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification by the Chief Financial Officer of Periodic Financial Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, The Pepsi Bottling Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 22, 2003
                                     The Pepsi Bottling Group, Inc.


                                     By: /s/ John T. Cahill
                                         ------------------
                                         John T. Cahill
                                         Chairman and Chief Executive Officer

                             Form 10-K Certification

I, John T. Cahill, certify that:

     1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of The Pepsi Bottling Group, Inc. (the "amended annual report");

     2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

               c) Presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             Date: May 22, 2003

                                             By:   /s/ John T. Cahill
                                                   ------------------
                                                   John T. Cahill
                                                   Chief Executive Officer

                             Form 10-K Certification

I, Alfred H. Drewes, certify that:

     1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of The Pepsi Bottling Group, Inc. (the "amended annual report");

     2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

               c) Presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             Date: May 22, 2003

                                             By:   /s/ Alfred H. Drewes
                                                   --------------------
                                                   Alfred H. Drewes
                                                   Chief Financial Officer