Form 10-Q/A
period 2003-03-22
PEPSI BOTTLING GROUP INC
filed 2003-05-23
CIK 1076405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended  March 22, 2003 (12-weeks)
                                -------------------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                                ----------      ---------

Commission file number  1-14893
                        -------



                         THE PEPSI BOTTLING GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         13-4038356
    ------------------------                                 ----------
(State or other jurisdiction of                                (I.R.S.
Employer incorporate or organization)                   Identification No.)

   One Pepsi Way, Somers, New York                             10589
   -------------------------------                             -----
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

                                Explanatory Note

     We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q of The Pepsi Bottling Group, Inc. for the quarterly period ended March 22, 2003, previously filed with the Securities and Exchange Commission on May 6, 2003 (the "Quarterly Report"), to effect the amendment described below.

     Item 4, Controls and Procedures, has been amended to eliminate the paragraph titled "Limitations on the Effectiveness of Controls" and any references thereto.

     This Amendment amends only Item 4 of the Quarterly Report and does not otherwise update disclosures for events that occurred subsequent to the original filing date of the Quarterly Report.

                                     PART I

Item 4.  Controls and Procedures
         -----------------------

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





                                     PART II


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


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









                                                 THE PEPSI BOTTLING GROUP, INC.
                                                 -----------------------------
                                                        (Registrant)






Date:   May 22, 2003                               /s/ Andrea L. Forster
        ------------                               ---------------------
                                                   Andrea L. Forster
                                                   Vice President and Controller






Date:   May 22, 2003                               /s/ Alfred H. Drewes
        ------------                               --------------------
                                                   Alfred H. Drewes
                                                   Senior Vice President and
                                                   Chief Financial Officer

                             Form 10-Q Certification


I, John T. Cahill, certify that:

     1. I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q of The Pepsi Bottling Group, Inc. (the "amended quarterly report");

     2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

               c) Presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:   May 22, 2003                           By: /s/ John T. Cahill
        ------------                               ------------------
                                                   John T. Cahill
                                                   Chief Executive Officer

                             Form 10-Q Certification


I, Alfred H. Drewes, certify that:

     1. I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q of The Pepsi Bottling Group, Inc. (the "amended quarterly report");

     2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

               c) Presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 Date:  May 22, 2003                           By: /s/ Alfred H. Drewes
        ------------                               ---------------------
                                                   Alfred H. Drewes
                                                   Senior Vice President and
                                                   Chief Financial Officer