Form 10-Q
period 2003-06-14
PEPSI BOTTLING GROUP INC
filed 2003-07-28
CIK 1076405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended   June 14, 2003
                                 ------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to_____________

Commission file number  1-14893
                        -------


                         THE PEPSI BOTTLING GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          13-4038356
     ---------------------                                   ----------
(State or other jurisdiction of                               (I.R.S.
Employer incorporate or organization)                    Identification No.)

   One Pepsi Way, Somers, New York                            10589
   -------------------------------                           --------
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

Number of shares of Common Stock outstanding as of July 12, 2003:
267,880,300

                         The Pepsi Bottling Group, Inc.
                         ------------------------------
                                      Index


                                                                                                           Page No.
                                                                                                           ---------

Part I                Financial Information

        Item 1.       Financial Statements
                      Condensed Consolidated Statements of Operations -
                           12 and 24-weeks ended June 14, 2003 and June 15, 2002                               2

                      Condensed Consolidated Statements of Cash Flows -
                           24-weeks ended June 14, 2003 and June 15, 2002                                      3

                      Condensed Consolidated Balance Sheets -
                           June 14, 2003 and December 28, 2002                                                 4

                      Notes to Condensed Consolidated Financial Statements                                  5-11

                      Independent Accountants' Review Report                                                  12

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                  13-18

        Item 3.       Quantitative and Qualitative Disclosures About Market Risk                              19

        Item 4.       Controls and Procedures                                                                 19

Part II               Other Information

      Item 4.         Submission of Matters to a Vote of Security Holders                                     20

      Item 5.         Other Information                                                                       21

      Item 6.         Exhibits and Reports on Form 8-K                                                     22-23

                         PART I - FINANCIAL INFORMATION
Item 1.
                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Operations
                in millions, except per share amounts, unaudited

                                                                                     12-weeks Ended           24-weeks Ended
                                                                                     --------------           --------------
                                                                                  June 14,    June 15,      June 14,   June 15,
                                                                                    2003        2002          2003       2002
                                                                                    ----        ----          ----       ----

Net revenues....................................................................   $2,532      $2,209        $4,406     $3,981
Cost of sales...................................................................    1,290       1,185         2,217      2,127
                                                                                   ------      ------        ------     ------

Gross profit....................................................................    1,242       1,024         2,189      1,854
Selling, delivery and administrative expenses...................................      971         753         1,798      1,448
                                                                                   ------      ------        ------     ------

Operating income................................................................      271         271           391        406
Interest expense, net...........................................................       57          46           110         91
Other non-operating expenses, net...............................................        -           -             3          -
Minority interest...............................................................       15          16            20         24
                                                                                   ------      -------        ------     ------

Income before income taxes......................................................      199         209           258        291
Income tax expense..............................................................       68          70            88         98
                                                                                   ------      ------        ------     ------

Income before cumulative effect of change in accounting principle...............      131         139           170        193
Cumulative effect of change in accounting principle, net of
tax and minority interest.......................................................        -           -             6          -
                                                                                   ------      ------        ------     ------

Net income......................................................................   $  131      $  139        $  164     $  193
                                                                                   ======      ======        ======     ======

Basic  earnings per share before  cumulative  effect of change
in accounting principle.........................................................   $ 0.48      $ 0.49        $ 0.61     $ 0.68
Cumulative effect of change in accounting principle.............................        -           -         (0.02)         -
                                                                                   ------      ------        ------     ------
Basic earnings per share........................................................   $ 0.48      $ 0.49        $ 0.59     $ 0.68
                                                                                   ======      ======        ======     ======

Weighted-average shares outstanding.............................................      273         283           276        282

Diluted earnings per share before  cumulative effect of change
in accounting principle.........................................................   $ 0.47      $ 0.47        $ 0.60     $ 0.66
Cumulative effect of change in accounting principle.............................        -           -         (0.02)         -
                                                                                   ------      ------        ------     ------
Diluted earnings per share......................................................   $ 0.47      $ 0.47        $ 0.58     $ 0.66
                                                                                   ======      ======        ======     ======

Weighted-average shares outstanding.............................................      279         296           283        294

     See accompanying notes to Condensed Consolidated Financial Statements.

                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited

                                                                                      24-weeks Ended
                                                                                      --------------
                                                                                   June 14,    June 15,
                                                                                     2003        2002
                                                                                     ----        ----
Cash Flows - Operations
  Net income....................................................................    $ 164       $ 193
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation................................................................      244         189
    Amortization................................................................        4           3
    Deferred income taxes.......................................................       34          36
    Cumulative effect of change in accounting principle.........................        6           -
    Other non-cash charges and credits, net.....................................      142         113
    Changes in operating working capital, excluding effects of acquisitions:
      Accounts receivable, net..................................................     (256)       (235)
      Inventories, net..........................................................      (68)        (58)
      Prepaid expenses and other current assets.................................      (18)         (1)
      Accounts payable and other current liabilities............................      (21)         56
                                                                                    -----       -----
    Net change in operating working capital ....................................     (363)       (238)
                                                                                    -----       -----
      Other, net................................................................      (16)        (18)
                                                                                    -----       -----

Net Cash Provided by Operations.................................................      215         278
                                                                                    -----       -----

Cash Flows - Investments
  Capital expenditures..........................................................     (282)       (299)
  Acquisitions of bottlers......................................................      (83)        (30)
  Sale of property, plant and equipment.........................................        2           7
                                                                                    -----       -----

Net Cash Used for Investments...................................................     (363)       (322)
                                                                                    -----       -----

Cash Flows - Financing
  Short-term borrowings - three months or less..................................       84         (80)
  Proceeds from issuance of long-term debt......................................      248          37
  Payments of long-term debt....................................................       (3)         (1)
  Dividends paid................................................................       (6)         (6)
  Proceeds from exercise of stock options.......................................       21          70
  Purchases of treasury stock...................................................     (228)        (53)
                                                                                    -----       -----

Net Cash Provided by (Used for) Financing.......................................      116         (33)
                                                                                    -----       -----

Effect of Exchange Rate Changes on Cash and Cash Equivalents....................        3           2
                                                                                    -----       -----
Net Decrease in Cash and Cash Equivalents.......................................      (29)        (75)
Cash and Cash Equivalents - Beginning of Period.................................      222         277
                                                                                    -----       -----
Cash and Cash Equivalents - End of Period.......................................    $ 193       $ 202
                                                                                    =====       =====

Supplemental Cash Flow Information

Net third-party interest paid...................................................    $ 120       $  97
                                                                                    =====       =====
Income taxes paid...............................................................    $  39       $  25
                                                                                    =====       =====

     See accompanying notes to Condensed Consolidated Financial Statements.

                         The Pepsi Bottling Group, Inc.
                      Condensed Consolidated Balance Sheets
                      in millions, except per share amounts

                                                                                   (Unaudited)
                                                                                     June 14,    December 28,
                                                                                       2003          2002
                                                                                     ------         ------
Assets
Current Assets
  Cash and cash equivalents.....................................................    $   193         $   222
  Accounts receivable, less allowance of $74 at
        June 14, 2003 and $67 at December 28, 2002..............................      1,216             922
  Inventories...................................................................        452             378
  Prepaid expenses and other current assets.....................................        261             203
  Investment in debt defeasance trust...........................................        174              12
                                                                                    -------         -------
          Total Current Assets..................................................      2,296           1,737

Property, plant and equipment, net..............................................      3,411           3,308
Other intangible assets, net....................................................      3,647           3,495
Goodwill........................................................................      1,241           1,192
Investment in debt defeasance trust.............................................          -             170
Other assets....................................................................        155             141
                                                                                    -------         -------
           Total Assets.........................................................    $10,750         $10,043
                                                                                    =======         =======

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and other current liabilities................................    $ 1,275         $ 1,179
  Short-term borrowings.........................................................        145              51
  Current maturities of long-term debt..........................................      1,189              18
                                                                                    -------         -------
          Total Current Liabilities.............................................      2,609           1,248

Long-term debt..................................................................      3,630           4,539
Other liabilities...............................................................        873             819
Deferred income taxes...........................................................      1,326           1,265
Minority interest...............................................................        379             348
                                                                                    -------         -------
          Total Liabilities.....................................................      8,817           8,219

Shareholders' Equity
   Common stock, par value $0.01 per share:
       authorized 900 shares, issued 310 shares.................................          3               3
   Additional paid-in capital...................................................      1,750           1,750
   Retained earnings............................................................      1,224           1,066
   Accumulated other comprehensive loss.........................................       (318)           (468)
   Deferred compensation........................................................         (5)              -
   Treasury stock: 39 shares and 30 shares at June 14, 2003 and December 28,
      2002, respectively........................................................       (721)           (527)
                                                                                    -------         -------
          Total Shareholders' Equity............................................      1,933           1,824
                                                                                    -------         -------
           Total Liabilities and Shareholders' Equity...........................    $10,750         $10,043
                                                                                    =======         =======

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

     As of June 14, 2003, PepsiCo Inc.'s ("PepsiCo") ownership consisted of 39.1% of our outstanding common stock and 100% of our outstanding Class B common stock, together representing 44.2% of the voting power of all classes of our voting stock. PepsiCo also owns approximately 6.8% of the equity of Bottling Group, LLC, our principal operating subsidiary.

     The accompanying Condensed Consolidated Balance Sheet at June 14, 2003, the Condensed Consolidated Statements of Operations for the 12 and 24- weeks ended June 14, 2003 and June 15, 2002 and the Condensed Consolidated Statements of Cash Flows for the 24-weeks ended June 14, 2003 and June 15, 2002 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 28, 2002 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

     Beginning in 2003, Russia is no longer considered highly inflationary, and as a result, changed its functional currency from the U.S. dollar to the Russian ruble. There was no material impact on our consolidated financial statements as a result of Russia's change in functional currency in 2003.

     Our U.S. and Canadian operations report using a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Our remaining countries report using a calendar year basis. Accordingly, we recognize our quarterly business results as outlined below:

     Quarter                U.S. & Canada               Mexico & Europe
     -------                -------------               ---------------
  First Quarter               12 weeks               January and February
 Second Quarter               12 weeks               March, April and May
  Third Quarter               12 weeks               June, July and August
 Fourth Quarter               16 weeks                September, October,
                                                     November and December

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


Note 3 - Inventories
                                                                                 June 14,   December 28,
                                                                                   2003         2002
                                                                                  -----         -----
Raw materials and supplies.............................................           $  170        $  162
Finished goods.........................................................              282           216
                                                                                  ------        ------
                                                                                  $  452        $  378
                                                                                  ======        ======


Note 4 - Property, plant and equipment, net
                                                                                 June 14,    December 28,
                                                                                   2003          2002
                                                                                  -----         ------
Land...................................................................           $  243        $  228
Buildings and improvements.............................................            1,157         1,126
Manufacturing and distribution equipment...............................            2,910         2,768
Marketing equipment....................................................            2,113         2,008
Other..................................................................              163           154
                                                                                  ------        ------
                                                                                   6,586         6,284
Accumulated depreciation...............................................           (3,175)       (2,976)
                                                                                  ------        ------
                                                                                  $3,411        $3,308
                                                                                  ======        ======

Note 5 - Other intangible assets, net and Goodwill
                                                                                 June 14,    December 28,
                                                                                   2003         2002
                                                                                  -----         -----
Intangibles subject to amortization:
   Gross carrying amount:
     Franchise rights..................................................           $   22        $   20
     Other identifiable intangibles....................................               25            24
                                                                                  ------        ------
                                                                                      47            44
                                                                                  ------        ------
   Accumulated amortization:
     Franchise rights..................................................               (8)           (6)
     Other identifiable intangibles....................................              (12)           (9)
                                                                                  ------        ------
                                                                                     (20)          (15)
                                                                                  ------        ------
Intangibles subject to amortization, net...............................               27            29
                                                                                  ------        ------

Intangibles not subject to amortization:
   Carrying amount:
     Franchise rights..................................................            3,578         3,424
     Other identifiable intangibles....................................               42            42
                                                                                  ------        ------
Intangibles not subject to amortization................................            3,620         3,466
                                                                                  ------        ------
Total other intangible assets, net.....................................           $3,647        $3,495
                                                                                  ======        ======

Goodwill...............................................................           $1,241        $1,192
                                                                                  ======        ======

     Total other intangible assets, net and goodwill increased by approximately $201 million due to purchase price allocations relating to our recent acquisitions of $106 million, coupled with the impact from foreign currency translation of $99 million, offset by amortization of intangible assets of $4 million.

     For intangible assets subject to amortization, we calculate amortization expense on a straight-line basis over the period we expect to receive economic benefit. Total amortization expense was $4 million and $3 million for the 24-weeks ended June 14, 2003 and June 15, 2002, respectively. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:


                                     Weighted-Average       Estimated Aggregate Amortization Expense to be Incurred
                                     ----------------       -------------------------------------------------------
                                      Amortization
                                      ------------
                                         Period
                                         ------
                                                           Balance of                 Fiscal Year Ending
                                                           ----------       -----------------------------------------
                                                              2003          2004       2005         2006         2007
                                                              ----          ----       ----         ----         ----
Franchise rights....................     5 years              $2            $4         $4           $2           $1
Other identifiable intangibles.......    7 years              $2            $4         $3           $2           $1

Note 6 - Acquisitions

     During 2003 we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from two PepsiCo franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $77 million in cash and liabilities of $12 million:

o Pepsi-Cola  Buffalo  Bottling  Corp. of Buffalo,  New York in February 2003.
o Cassidy's Beverage Limited of New Brunswick, Canada in February 2003.

     These acquisitions were made to enable us to provide better service to our large retail customers. We expect these acquisitions to reduce costs through economies of scale.

     As a result of these acquisitions, we have assigned $80 million of the purchase price to intangible assets, of which $10 million was assigned to goodwill and $70 million to franchise rights. The goodwill and franchise rights are not subject to amortization. The allocations of the purchase price for these acquisitions are still preliminary and will be determined based on the fair value of assets acquired and liabilities assumed as of the dates of acquisition.

     In addition, we made purchase price allocations of approximately $26 million during the first half of 2003, primarily relating to Pepsi-Gemex, S.A. de. C.V. of Mexico. The allocations of the purchase price of the prior year acquisitions are still preliminary, pending final valuations on certain assets. The final allocations of the purchase price will be determined based on the fair value of assets acquired and liabilities assumed as of the dates of acquisitions.

     During 2003, we paid approximately $3 million to PepsiCo for distribution rights relating to the SoBe brand in certain PBG-owned territories in the United States, which are being amortized over their estimated useful life of five years. In addition, we paid $3 million for purchase obligations relating to acquisitions made in the prior year.

Note 7 - Treasury Stock

     In the first 24-weeks of 2003 and 2002, we repurchased approximately 10.9 million shares for $228 million and approximately 2.1 million shares for $53 million, respectively. During the second quarter, we completed our original share repurchase program of 50 million shares of common stock. PBG's Board of Directors announced a new share repurchase program at the Company's Annual Meeting in May 2003, under which 25 million additional shares of common stock may be repurchased. Approximately 1.3 million shares have been repurchased to date under the new program.

Note 8 - Geographic Data

     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey.

Net Revenues                                                          12-weeks Ended               24-weeks Ended
                                                                      --------------               --------------
                                                                  June 14,         June 15,      June 14,    June 15,
                                                                    2003             2002          2003        2002
                                                                    ----             ----          ----        ----
U.S..........................................................     $1,797           $1,865        $3,293      $3,445
Mexico.......................................................        308                -           465           -
Other countries..............................................        427              344           648         536
                                                                  ------           ------        ------      ------
                                                                  $2,532           $2,209        $4,406      $3,981
                                                                  ======           ======        ======      ======

Long-Lived Assets                                                 June 14,       December 28,
                                                                    2003             2002
                                                                    ----             ----
U.S..........................................................     $5,683           $5,593
Mexico.......................................................      1,452            1,586
Other countries..............................................      1,319            1,127
                                                                  ------           ------
                                                                  $8,454           $8,306
                                                                  ======           ======


Note 9 - Stock-Based Compensation

     During 2002,  the Financial  Accounting  Standards  Board  ("FASB")  issued
Statement of Financial Accounting Standard ("SFAS") No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123," which provides alternative methods of accounting for stock-based compensation. We measure stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation expense for stock option grants to our employees is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant stock options at fair value on the date of grant. As allowed by SFAS No. 148, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. If we had measured compensation cost for the stock-based awards granted to our employees under the fair value-based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:

                                                                             12-weeks Ended            24-weeks Ended
                                                                             --------------            --------------
                                                                       June 14,       June 15,      June 14,      June 15,
                                                                         2003           2002          2003          2002
                                                                         ----           ----          ----          ----
Net income:
As reported.....................................................        $ 131          $ 139         $ 164         $ 193
Add: Total stock-based employee compensation expense
          included in reported net income, net of taxes and
          minority interest.....................................            1              -             2             -
Less: Total stock-based employee compensation expense
          determined under fair value based method for
          all awards, net of taxes and minority interest........          (10)            (9)          (20)          (22)
                                                                        -----          -----         -----         -----
Pro forma.......................................................        $ 122          $ 130         $ 146         $ 171
                                                                        =====          =====         =====         =====

Earnings per share:
   Basic - as reported..........................................        $0.48          $0.49         $0.59         $0.68
   Basic - pro forma............................................         0.44           0.46          0.53          0.61
   Diluted - as reported........................................        $0.47          $0.47         $0.58         $0.66
   Diluted - pro forma..........................................         0.44           0.44          0.52          0.58

     Pro forma compensation cost measured for stock options granted to employees is amortized using a straight-line basis over the vesting period, which is typically three years.

     In the first quarter of 2003, we issued restricted stock awards to certain key members of senior management, which vest over periods ranging from three to five years from the date of grant. These restricted stock awards are earned only if the Company achieves certain performance targets over a three-year period. These restricted share awards are considered variable awards pursuant to APB Opinion No. 25, which requires the related compensation expense to be re-measured each period until the performance targets are met and the amount of the awards becomes fixed. When the restricted stock award was granted, deferred compensation of approximately $6 million was recorded as a reduction to shareholders' equity, and such amount will be adjusted quarterly and amortized on a straight-line basis over the vesting periods. As of June 14, 2003, the deferred compensation balance remaining to be amortized is approximately $5 million.

Note 10 - New Accounting Standards

     In January 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," addressing the recognition and income statement classification of various cash considerations given by a vendor to a customer. The consensus requires that certain cash considerations received by a customer from a vendor are presumed to be a reduction of the price of the vendor's products, and therefore should be characterized as a reduction of cost of sales when recognized in the customer's income statement, unless certain criteria are met. EITF Issue No. 02-16 became effective beginning in our fiscal year 2003. In the prior year we classified worldwide bottler incentives received from PepsiCo and other brand owners as adjustments to net revenues and selling, delivery and administrative expenses depending on the objective of the program. In accordance with EITF Issue No. 02-16, we have classified certain bottler incentives as a reduction of cost of sales beginning in 2003. We have recorded a transition adjustment of $6 million, net of taxes and minority interest of $1 million, for the cumulative effect on prior years, in the first quarter of 2003. This adjustment reflects the amount of bottler incentives that can be attributed to our 2003 beginning inventory balances. This accounting change did not have a material effect on our income before cumulative effect of change in accounting principle in the second quarter and first 24-weeks of 2003 and is not expected to have a material effect on such amounts for the balance of fiscal 2003. Assuming that EITF Issue No. 02-16 had been in place for all periods presented, the following pro forma adjustments would have been made to our reported results for the 12 and 24-weeks ended June 15, 2002:


                                                                             12-weeks Ended June 15, 2002
                                                                             ----------------------------
                                                                         As          EITF 02-16     Pro Forma
                                                                         --          ----------     ---------
                                                                      Reported       Adjustment      Results
                                                                      --------       ----------      -------
  Net revenues................................................         $2,209          $ (71)        $2,138
  Cost of sales...............................................          1,185           (119)         1,066
  Selling, delivery and administrative expenses...............            753             49            802
                                                                       ------          -----         ------
  Operating income............................................         $  271          $  (1)        $  270
                                                                       ======          =====         ======


                                                                             24-weeks Ended June 15, 2002
                                                                             ----------------------------
                                                                         As           EITF 02-16    Pro Forma
                                                                         --           ----------    ---------
                                                                      Reported        Adjustment     Results
                                                                      --------        ----------     -------
  Net revenues................................................         $3,981         $ (130)        $3,851
  Cost of sales...............................................          2,127           (214)         1,913
  Selling, delivery and administrative expenses...............          1,448             86          1,534
                                                                       ------         ------         ------
  Operating income............................................         $  406         $   (2)        $  404
                                                                       ======         ======         ======

     Assuming EITF Issue No. 02-16 had been adopted for all periods presented, pro forma net income and earnings per share for the 12 and 24-weeks ended June 14, 2003 and June 15, 2002, would have been as follows:


                                                                      12-weeks Ended               24-weeks Ended
                                                                      --------------               --------------
                                                                  June 14,       June 15,       June 14,    June 15,
                                                                    2003           2002           2003        2002
                                                                    ----           ----           ----        ----
     Net income:
       As reported....................................             $ 131          $ 139          $ 164       $ 193
       Pro forma......................................               131            138            170         192

     Earnings per share:
       Basic - as reported............................             $0.48          $0.49          $0.59       $0.68
       Basic - pro forma..............................              0.48           0.49           0.61        0.68

       Diluted - as reported..........................             $0.47          $0.47          $0.58       $0.66
       Diluted - pro forma............................              0.47           0.47           0.60        0.65

     During 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and will not have a material impact on our Condensed Consolidated Financial Statements.

     During 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS No. 146 will have a material impact on our Condensed Consolidated Financial Statements.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB
Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. We do not anticipate that the adoption of FIN 45 will have a material impact on our Condensed Consolidated Financial Statements.

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

Note 11 - Short-term Borrowings and Long-term Debt

     We intend to refinance all or a portion of our $1 billion of 5 3/8% senior notes upon their maturity in February 2004.

     During the quarter, we issued $250 million of Series B Senior Notes with a coupon rate of 4 1/8%, which has a yield of 4.4%, maturing on June 15, 2015. These notes are general unsecured obligations and rank on an equal basis with all of our other existing and future senior unsecured indebtedness and rank senior to all of our existing and future subordinated indebtedness. These senior notes have redemption features and covenants similar to our other senior notes.

     PBG has a $500 million commercial paper program that is supported by two $250 million credit facilities, which are guaranteed by Bottling Group, LLC. During the quarter, PBG renegotiated the credit facilities. One of the credit facilities expires in April 2004 and the other credit facility expires in April 2008.


Note 12 - Comprehensive Income

                                                                     12-weeks Ended         24-weeks Ended
                                                                     --------------         --------------
                                                                  June 14,   June 15,    June 14,    June 15,
                                                                    2003       2002        2003        2002
                                                                    ----       ----        ----        ----
Net income....................................................      $131       $139        $164        $193
Currency translation adjustment...............................       166         25         142          27
Cash flow hedge adjustment (a) (b)............................         -          9           7          16
                                                                    ----       ----        ----        ----
Comprehensive income..........................................      $297       $173        $313        $236
                                                                    ====       ====        ====        ====

(a) Net of minority interest and taxes of $0 and $6 for the 12-weeks ended June 14, 2003 and June 15, 2002, respectively.
(b) Net of minority interest and taxes of $6 and $11 for the 24-weeks ended June 14, 2003 and June 15, 2002, respectively.

Note 13 - Contingencies
     We are subject to various claims and contingencies related to lawsuits, taxes and environmental and other matters arising out of the normal course of business. We believe that the ultimate liability arising from such claims or contingencies, if any, in excess of amounts already recognized, is not expected to have a material adverse effect on our results of operations, financial condition or liquidity.

                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors and Shareholders
The Pepsi Bottling Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of The Pepsi Bottling Group, Inc. as of June 14, 2003, and the related condensed consolidated statements of operations for the twelve and twenty-four weeks ended June 14, 2003 and June 15, 2002 and the condensed consolidated statements of cash flows for the twenty-four weeks ended June 14, 2003 and June 15, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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


                                                                   /s/ KPMG LLP
New York, New York
July 8, 2003

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW
--------
     The Pepsi Bottling Group, Inc. (collectively referred to as "PBG," "we," "our" and "us") is the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Mexico, Canada, Spain, Greece, Russia and Turkey. In the second quarter of 2003, approximately 71% of our net revenues were generated in the United States, 12% of our net revenues were generated in Mexico and the remaining 17% were generated outside the United States and Mexico. For the first 24-weeks of 2003, approximately 75% of our net revenues were generated in the United States, 10% of our net revenues were generated in Mexico and the remaining 15% were generated outside the United States and Mexico.


ITEMS THAT AFFECT HISTORICAL OR FUTURE COMPARABILITY
----------------------------------------------------
Gemex Acquisition
-----------------

     In November 2002, we acquired all of the outstanding capital stock of Pepsi-Gemex, S.A. de. C.V. of Mexico ("Gemex"). Our total acquisition cost consisted of a net cash payment of $871 million and assumed debt of approximately $305 million. The Gemex acquisition was made to allow us to increase our markets outside the United States. Gemex was the largest Pepsi-Cola bottler in Mexico and the largest bottler outside the United States of Pepsi-Cola soft drink products based on sales volume. Gemex produced, sold and distributed a variety of soft drink products under the PEPSI-COLA, PEPSI LIGHT, PEPSI MAX, MIRINDA, 7 UP, DIET 7 UP, KAS, MOUNTAIN DEW, POWER PUNCH and MANZANITA SOL trademarks, under exclusive franchise and bottling arrangements with PepsiCo and certain affiliates of PepsiCo. Gemex also had rights to produce, sell and distribute in Mexico soft drink products of other companies and it produced, sold and distributed purified and mineral water in Mexico under the trademarks ELECTROPURA and GARCI CRESPO, respectively. As a result of the acquisition of Gemex, we own the ELECTROPURA and GARCI CRESPO brands.

New Accounting Standards
------------------------
     See Note 10 - New Accounting Standards, in our Notes to Condensed Consolidated Financial Statements, for a detailed discussion of new accounting standards that were adopted in 2003.

RESULTS OF OPERATIONS
----------------------
Volume

                                                        Worldwide
                                                        ----------
                                                      Volume Drivers
                                                      --------------
                                             12-weeks Ended     24-weeks Ended
                                             --------------     --------------
                                            June 14, 2003 vs.  June 14, 2003 vs.
                                            -----------------  ----------------
                                             June 15, 2002      June 15, 2002
                                             ------------       -------------
Acquisitions............................          29 %                 25 %
Base business...........................          (1)%                 (2)%
                                                 ----                 ----
    Total Worldwide Change..............          28 %                 23 %

     Our reported worldwide physical case volume increased 28% and 23%, respectively, in the second quarter and first 24-weeks of 2003, when compared with similar periods of 2002. The increase in reported worldwide volume was driven by our acquisitions, partially offset by volume declines in our base business (base business reflects territories that we owned and operated for comparable periods in both the current and prior year). Our acquisition of Gemex contributed over

85% of the growth resulting from acquisitions for both the second quarter and first 24-weeks of 2003.

     In the U.S., our reported volume decreased by 1% and 3%, respectively, in the second quarter and first 24- weeks of 2003, when compared with similar periods of 2002. For the quarter and on a year-to-date basis, the decreases in U.S. reported volume were driven primarily by the overlap of strong innovation from the prior year and operating in a soft retail environment, partially offset by incremental volume from acquisitions. Our cold drink business continues to be soft, driven predominantly by our performance in the on-premise segment, which includes fountain and full service vending. From a brand perspective, U.S. volume continues to benefit from strong growth in Aquafina and the lemon-lime category, led by Sierra Mist, offset by declines in trademark Pepsi.

     Outside the U.S., reported volume increased by 125% for both the second quarter and the first 24-weeks of 2003, when compared with similar periods of 2002. The increase in volume was driven by our Gemex acquisition coupled with increases in our base business of 3% for both the quarter and on a year-to-date basis. The increase in base business volume outside the U.S. was driven by double-digit growth in Russia, resulting from a solid performance in trademark Pepsi and Aqua Minerale, coupled with growth in Spain.

Net Revenues

                                                         Worldwide
                                                         ---------
                                                       Net Revenues
                                                       ------------
                                                          Drivers
                                                          -------
                                             12-weeks Ended     24-weeks Ended
                                             --------------     --------------
                                            June 14, 2003 vs.  June 14, 2003 vs.
                                            -----------------  ----------------
                                              June 15, 2002     June 15, 2002
                                              -------------     -------------
Acquisitions............................          16 %                14 %
                                                  ----                ----
Base business:
    EITF Issue No. 02-16 impact.........          (3)%                (3)%
    Volume declines.....................          (1)%                (3)%
    Currency translations...............           2 %                 2 %
    Rate / mix impact...................           1 %                 1 %
                                                  ----                ----
Base business change....................          (1)%                (3)%
                                                  ----                ----

Total Worldwide Change..................          15 %                11 %
                                                  ====                ====

     Net revenues were $2.5 billion for the second quarter and $4.4 billion for the first 24-weeks in 2003, a 15% and 11% increase over similar periods in 2002, respectively. The increase in net revenues was driven primarily by our acquisition of Gemex, which contributed over 85% of the growth resulting from acquisitions for both the second quarter and first 24-weeks of 2003, partially offset by declines in our base business. For both the second quarter and the first 24-weeks of 2003, the decreases in our base business net revenues were driven by the reclassification of certain bottler incentives from net revenues to cost of sales resulting from the adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, at the beginning of 2003, coupled with volume declines. The declines in base business net revenues were partially offset by favorable currency translations and the net rate/mix impact.

     In the U.S., net revenues decreased 4% for both the second quarter and the first 24-weeks of 2003, when compared with the similar periods of 2002. The decreases in net revenues in the U.S. in the quarter and on a year-to-date basis, are due primarily to the impact of adopting EITF Issue No. 02-16 and volume declines, partially offset by the net rate/mix impact and incremental revenue from acquisitions. For both the second quarter and on a year-to-date basis, our net rate/mix impact reflects an approximate 2% price increase in the marketplace, partially offset by a negative mix impact of 1%, driven by soft cold drink performance.

     Net revenues outside the U.S. grew approximately 114% in the second quarter and 108% for the first 24-weeks of 2003 when compared with the similar periods of 2002. For both the second quarter and the first 24-weeks of 2003, the increases were driven by our Gemex acquisition, favorable foreign currency translation, and the net rate/mix impact and volume performance, partially offset by a decline due to the impact of adopting EITF Issue No. 02-16.

     For the full year, worldwide net revenues are expected to increase in the low double digits versus the prior year, with the majority of the increase resulting from our Gemex acquisition. Worldwide net revenue per case is expected to be down in the mid to high single-digits during the second half and for the full year of 2003, as compared with the prior year periods. The decline in our worldwide net revenue per case will be driven by country mix as a result of our Gemex acquisition and the adoption of EITF Issue No. 02-16. We expect U.S. pricing in the marketplace to continue to be solid, up about two percent for the second half and the full year of 2003 versus the prior year comparable periods. Net revenue per case results in the U.S. are forecasted to be down one to two percent during the second half and for the full year of 2003 versus the prior year comparable periods, reflecting the adoption of EITF Issue No. 02-16.

Cost of Sales

                                                        Worldwide
                                                        ---------
                                                      Cost of Sales
                                                      -------------
                                                         Drivers
                                                         -------
                                             12-weeks Ended     24-weeks Ended
                                             --------------     --------------
                                            June 14, 2003 vs.  June 14, 2003 vs.
                                            -----------------  -----------------
                                             June 15, 2002      June 15, 2002
                                             -------------      -------------
Acquisitions............................           15 %                13 %
                                                  -----               -----
Base business:
    EITF Issue No. 02-16 impact.........          (10)%               (10)%
    Cost per case impact................            4 %                 3 %
    Volume declines.....................           (1)%                (3)%
    Currency translations...............            1 %                 1 %
                                                  -----               -----
Base business change....................           (6)%                (9)%
                                                  -----               -----

Total Worldwide Change..................            9 %                 4 %
                                                  =====               =====

     Cost of sales was $1.3 billion in the second quarter and $2.2 billion for the first 24-weeks of 2003, a 9% and 4% increase over similar periods in 2002, respectively. The increase in cost of sales was driven primarily by our acquisition of Gemex, which contributed over 80% of the growth resulting from acquisitions in both the second quarter and the first 24-weeks of 2003, partially offset by declines in our base business costs. Our base business cost of sales declines were driven by the reclassification of certain bottler incentives from net revenues and selling, delivery and administrative expenses to cost of sales resulting from the adoption of EITF Issue No. 02-16, coupled with volume declines. The declines in base business cost of sales were partially offset by cost per case increases and foreign currency translation.

     In the U.S., cost of sales decreased 7% in the second quarter and 9% for the first 24-weeks of 2003, when compared with the similar periods of 2002. The decreases in our U.S. cost of sales were driven by the impact of adopting EITF Issue No. 02-16 and volume declines, partially offset by cost per case increases and incremental costs from acquisitions. In the U.S., cost per case increased 3% for both the second quarter and on a year-to-date basis, resulting from higher concentrate and resin costs.

     Cost of sales outside the U.S. grew approximately 83% in the second quarter and 77% for the first 24-weeks of 2003, when compared with the similar periods of 2002. The increases in cost of sales outside the U.S., for the quarter and on a year-to-date basis, were driven by our Gemex acquisition, impact of foreign currency translation, and increases in both cost per case and volume, partially offset by a reduction resulting from the impact of adopting EITF Issue No. 02-16.

     For the balance of the year, we expect our cost of sales increases to be similar to those experienced during the first half of the year. The expected growth in our cost of sales will be driven primarily by our Gemex acquisition and cost per case increases in the U.S., partially offset by the reclassification of certain bottler incentives from net revenues and selling, delivery and administrative expenses to cost of sales resulting from the adoption of EITF Issue No. 02-16.

Selling, Delivery and Administrative Expenses

                                                       Worldwide
                                                       ---------
                                                      SD&A Drivers
                                                      ------------
                                             12-weeks Ended     24-weeks Ended
                                             --------------     --------------
                                            June 14, 2003 vs.  June 14, 2003 vs.
                                            -----------------  -----------------
                                             June 15, 2002      June 15, 2002
                                             ------------       -------------
Acquisitions............................          20 %                17 %
                                                 -----               -----
Base business:
    EITF Issue No. 02-16 impact.........           7 %                 6 %
    Currency translations...............           2 %                 2 %
    Cost performance....................           0 %                (1)%
                                                 -----               -----
Base business change....................           9 %                 7 %
                                                 -----               -----

Total Worldwide Change..................          29 %                24 %
                                                 =====               =====

     Selling, delivery and administrative expenses were $971 million in the second quarter and $1.8 billion for the first 24-weeks of 2003, a 29% and 24% increase over similar periods in 2002, respectively. The increase in selling, delivery and administrative expenses was driven primarily by our acquisition of Gemex and increases in our base business. Gemex contributed over 85% of the growth resulting from acquisitions for both the second quarter and first 24-weeks of 2003. Increases in our base business selling, delivery and administrative expenses in both the second quarter and first 24-weeks of 2003, were driven by the reclassification of certain bottler incentives from selling, delivery and administrative expenses to cost of sales resulting from the adoption of EITF Issue No. 02-16, coupled with the impact of foreign currency translation. Our base business cost performance was flat and declined 1%, respectively, in the second quarter and on a year-to-date basis, driven largely by reductions in labor and other costs, partially offset by increases in pension, benefit and casualty costs.

     For the balance of the year, we expect the growth of our selling, delivery and administrative expenses to be similar to that experienced during the first half of the year. Expected increases in selling, delivery and administrative expenses will be driven predominantly by our Gemex acquisition and the reclassification of certain bottler incentives from selling, delivery and administrative expenses to cost of sales resulting from the adoption of EITF Issue No. 02-16, partially offset by improved cost performance in the United States.

Operating Income

                                                        Worldwide
                                                        ---------
                                                    Operating Income
                                                    ----------------
                                                         Drivers
                                                         -------
                                             12-weeks Ended     24-weeks Ended
                                             --------------     --------------
                                            June 14, 2003 vs.  June 14, 2003 vs.
                                            -----------------  -----------------
                                             June 15, 2002      June 15, 2002
                                             -------------      -------------
Acquisitions............................          10 %                 7 %
                                                 -----               -----
Base business:
    Volume impact.......................          (5)%               (12)%
    Rate/mix impact.....................          11 %                13 %
    Cost of sales per case impact.......         (17)%               (15)%
    SD&A impact.........................           0 %                 2 %
    Currency translations...............           1 %                 1 %
                                                 -----               -----
Base business change....................         (10)%               (11)%
                                                 -----               -----

Total Worldwide Change..................           0 %                (4)%
                                                 =====               =====


     Operating income was $271 million in the second quarter and $391 million for the first 24-weeks of 2003, a 0% change and 4% decrease over similar periods in 2002, respectively. The primary drivers of change in operating income for the quarter and on a year-to-date basis were decreases in our base business offset by an increase from our acquisition of Gemex. The decreases in our base business operating income for the quarter and on a year-to-date basis were driven by lower volume in the U.S. and higher product costs, partially offset by rate increases in the marketplace, reduced selling, delivery and administrative expenses as a result of our focus on cost controls and the favorable impact of foreign currency translation. Gemex contributed the majority of the growth resulting from acquisitions for both the second quarter and first 24-weeks of 2003.

     For the third quarter, we anticipate operating profit to grow in the high single digits and for the full year we expect operating profit to grow about 10%, as compared with the prior-year periods. Expected increases in operating income for the third quarter and for the full year of 2003 will be driven by improving trends in the U.S. and contributions from our Gemex acquisition.

Interest Expense, net

     Interest expense, net increased by $11 million and $19 million, respectively, in the second quarter and the first 24-weeks of 2003, when compared with similar periods of 2002, largely due to the additional interest associated with the $1 billion 4 5/8% senior notes used to finance our acquisition of Gemex in November 2002, partially offset by the favorable impact of the interest rate swaps on $1.3 billion of our fixed rate long-term debt.

Income Tax Expense

     PBG's estimated full year effective tax rate for 2003 is 34.3%, before the cumulative effect of change in accounting principle, and has been applied to our second quarter 2003 results. Our effective tax rate in the second quarter of 2002 was 33.8%. The slight increase in the effective tax rate is primarily due to an increase in anticipated pre-tax income in jurisdictions with higher tax rates.


Liquidity and Capital Resources
-------------------------------
Cash Flows

     Net cash provided by operations decreased by $63 million to $215 million for the first 24-weeks of 2003, when compared with the similar period in 2002, reflecting a decline in net income coupled with the increased use of cash from working capital, principally from the timing of payments.

     Net cash used for investments increased by $41 million to $363 million for the first 24-weeks of 2003, when compared with the similar period in 2002, reflecting higher acquisition spending, partially offset by declines in capital expenditures.

     Net cash provided by financing increased by $149 million for the first 24-weeks of 2003 when compared with the similar period in 2002, driven by the issuance of $250 million in long-term debt and other short-term borrowings, partially offset by higher share repurchases and lower stock option exercises.

     For the full year in 2003, we expect to achieve net cash provided by operations of $1.1 billion. In addition, we expect capital expenditures to be approximately $700 million for the full year in 2003.

Short-term Borrowings and Long-term Debt

     We intend to refinance all or a portion of our $1 billion of 5 3/8% senior notes upon their maturity in February 2004. We are currently in compliance with all debt covenants in our indenture agreements.

     During the second quarter we issued $250 million of Series B Senior Notes with a coupon rate of 4 1/8%, which has a yield of 4.4%, maturing on June 15, 2015. These notes are general unsecured obligations and rank on an equal basis with all of our other existing and future senior unsecured indebtedness and rank senior to all of our existing and future subordinated indebtedness. These senior notes have redemption features and covenants similar to our other senior notes.

     PBG has a $500 million commercial paper program that is supported by two $250 million credit facilities. During the quarter, PBG renegotiated the credit facilities. One of the credit facilities expires in April 2004 and the other credit facility expires in April 2008. Both credit facilities are guaranteed by Bottling Group, LLC.

Cautionary Statements
----------------------
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and related infrastructure expenditures, material changes in expected levels of bottler incentive payments from PepsiCo, material changes in our expected interest and currency exchange rates, an inability to achieve cost savings, an inability to achieve volume growth through product and packaging initiatives, competitive pressures that may cause channel and product mix to shift from more profitable cold drink channels and packages, weather conditions in PBG's markets, political conditions in PBG's markets outside the United States and Canada, possible recalls of PBG's products, an inability to meet projections for performance in newly acquired territories, unfavorable market performance of our pension plan assets, unfavorable outcomes from our U.S. Internal Revenue Service audits, and changes in our debt ratings.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
     The overall risks to our international businesses include changes in foreign governmental policies, and other political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations, which may adversely impact our business. In addition, our results of operations and the value of the foreign assets are affected by fluctuations in foreign currency exchange rates.

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

     We acquired Gemex in November 2002. Approximately 12% and 10% of our net revenues were derived from Mexico in the second quarter and first 24-weeks of 2003, respectively. During the second quarter and the first 24-weeks of 2003, the Mexican peso appreciated by approximately 6% and less than 1%, respectively. Future movements in the Mexican peso could have a material impact on our financial results.

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

                           PART II - OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders
---------------------------------------------------
(a)  Annual Meeting of Shareholders of PBG was held on May 28, 2003.

(b) The names of all directors are set forth in (c) below. The proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the nominees as listed in the proxy and all such nominees were elected.

(c) A brief description of each matter voted on and the approximate number of votes cast are as follows:

                                                   Number of Votes (millions)
                                                   --------------------------
                                                           Withheld/    Broker
Description of Proposals                  For    Against    Abstain    Non-votes
------------------------                  ---    -------    -------    ---------
1) Election of Directors:
    Linda G. Alvarado                     256      N/A         23         N/A
    Barry H. Beracha                      257      N/A         22         N/A
    John T. Cahill                        262      N/A         17         N/A
    Ira D. Hall                           264      N/A         15         N/A
    Thomas H. Kean                        258      N/A         21         N/A
    Susan D. Kronick                      257      N/A         22         N/A
    Blythe J. McGarvie                    256      N/A         23         N/A
    Margaret D. Moore                     215      N/A         64         N/A
    Clay G. Small                         216      N/A         63         N/A
    Craig E. Weatherup                    263      N/A         16         N/A
2) Approval of the appointment of
    KPMG LLP as independent auditors      275       3          1          N/A

Item 5.

Other Information
------------------
     The following financial information of Bottling Group, LLC ("Bottling LLC"), filed by Bottling LLC with the SEC on July 28, 2003, is hereby incorporated by reference as required by the SEC as a result of Bottling LLC's guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029:

     >> Condensed Consolidated Statements of Operations - 12 and 24-weeks ended June 14, 2003 and June 15, 2002

     >> Condensed Consolidated Statements of Cash Flows - 24-weeks ended June 14, 2003 and June 15, 2002

     >> Condensed Consolidated Balance Sheets - June 14, 2003 and December 28, 2002

     >>   Notes to Condensed Consolidated Financial Statements

     >>   Independent Accountants' Review Report

Item 6.

Exhibits and Reports on Form 8-K
--------------------------------
Item 6 (a) Exhibits
-------------------
Exhibit No.
-----------
10 *      Amendment No. 1 to the PBG Director's Stock Plan

11 *      Computation of Basic and Diluted Earnings Per Share

15 *      Accountants' Acknowledgement

4.1 Indenture, dated as of June 10, 2003, by and between Bottling Group, LLC, as Obligor, and JPMorgan Chase Bank, as Trustee, relating to $250,000,000 4 1/8% Senior Notes due June 15, 2015 which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC's registration statement on Form S-4 (Registration No. 333-106285)

4.2 Registration Rights Agreement, dated June 10, 2003, by and among Bottling Group, LLC, J.P. Morgan Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Citigroup Global Markets Inc, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Blaylock & Partners, L.P. and Fleet Securities, Inc. which is incorporated herein by reference to Exhibit 4.3 to Bottling Group, LLC's registration statement on Form S-4 (Registration No. 333-106285)

4.3 U.S. $250,000,000 5-Year Credit Agreement, dated as of April 30, 2003 among The Pepsi Bottling Group, Inc., Bottling Group, LLC, Citibank, N.A., Bank of America, N.A., Credit Suisse First Boston, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank, The Northern Trust Company, Lehman Brothers Bank, FSB, Banco Bilbao Vizcaya Argentaria, HSBC Bank USA, Fleet National Bank, The Bank of New York, State Street Bank and Trust Company, Comerica Bank, Wells Fargo Bank, N.A., JPMorgan Chase Bank, as Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book Managers and Citibank, N.A., Bank of America, N.A., Credit Suisse First Boston, and Deutsche Bank Securities Inc. as
          Syndication  Agents  which is  incorporated  herein  by  reference  to
          Exhibit 4.7 to Bottling Group, LLC's registration statement on Form S-4/A (Registration No. 333-102035)

4.4 U.S. $250,000,000 364-Day Credit Agreement, dated as of April 30, 2003 among The Pepsi Bottling Group, Inc., Bottling Group, LLC, Citibank, N.A., Bank of America, N.A., Credit Suisse First Boston, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank, The Northern Trust Company, Lehman Brothers Bank, FSB, Banco Bilbao Vizcaya Argentaria, HSBC Bank USA, Fleet National Bank, The Bank of New York, State Street Bank and Trust Company, Comerica Bank, Wells Fargo Bank, N.A., JPMorgan Chase Bank, as Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Book Managers and Citibank, N.A., Bank of America, N.A., Credit Suisse First Boston, and Deutsche Bank Securities Inc. as
          Syndication  Agents  which is  incorporated  herein  by  reference  to
          Exhibit 4.8 to Bottling Group, LLC's registration statement on Form S-4/A (Registration No. 333-102035)

99.1 * Certification by the Chief Executive Officer of Periodic Financial Report pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

99.2 * Certification by the Chief Financial Officer of Periodic Financial Report pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
-----------------

* Filed herewith.

ITEM 6(b) REPORTS ON FORM 8-K
-----------------------------
On April 22, 2003, the Company furnished a current Form 8-K Report announcing its financial results for its first quarter ended March 22, 2003.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  THE PEPSI BOTTLING GROUP, INC.
                                                  ------------------------------
                                                           (Registrant)






Date:      July 25, 2003                           /s/ Andrea L. Forster
           -------------                           ---------------------
                                                   Andrea L. Forster
                                                   Vice President and Controller






Date:      July 25, 2003                           /s/ Alfred H. Drewes
           -------------                          ---------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    July 25, 2003                               /s/ John T. Cahill
         -------------                               ------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    July 25, 2003                              /s/ Alfred H. Drewes
         -------------                              --------------------
                                                    Alfred H. Drewes
                                                    Senior Vice President and
                                                    Chief Financial Officer