Form 10-K
period 2003-12-27
PEPSI BOTTLING GROUP INC
filed 2004-03-11
CIK 1076405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 27, 2003

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

                            -------------------------
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

         INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2). YES [X] NO [ ]

                  THE NUMBER OF SHARES OF CAPITAL STOCK OF THE PEPSI BOTTLING GROUP, INC. OUTSTANDING AS OF MARCH 1, 2004 WAS 259,681,616. THE AGGREGATE MARKET VALUE OF THE PEPSI BOTTLING GROUP, INC. CAPITAL STOCK HELD BY NON-AFFILIATES OF THE PEPSI BOTTLING GROUP, INC. AS OF JUNE 14, 2003 WAS $3,452,998,757.

  DOCUMENTS OF WHICH PORTIONS                                 PARTS OF FORM 10-K INTO WHICH PORTION
ARE INCORPORATED BY REFERENCE                                     OF DOCUMENTS ARE INCORPORATED
-----------------------------------                           -------------------------------------
2003 ANNUAL REPORT TO SHAREHOLDERS                                               I, II

PROXY STATEMENT FOR THE PEPSI BOTTLING
GROUP, INC. MAY 26, 2004 ANNUAL                                                    III
MEETING OF SHAREHOLDERS

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

         The Pepsi Bottling Group, Inc. ("PBG") was incorporated in Delaware in January, 1999, as a wholly owned subsidiary of PepsiCo, Inc. ("PepsiCo") to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of February 20, 2004, PepsiCo's ownership represented 40.8% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 46.0% of the voting power of all classes of PBG's voting stock. PepsiCo also owned approximately 6.8% of the equity interest of Bottling Group, LLC, PBG's principal operating subsidiary, as of February 20, 2004. We refer to our publicly traded common stock as "Common Stock" and, together with our Class B common stock, as our "Capital Stock." When used in this Report, "PBG," "we," "us" and "our" each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC, which we also refer to as "Bottling LLC."

         We maintain a website at http://www.pbg.com. We make available, free of charge, through the Investor Relations section of our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). Additionally, we have made available, free of charge, the following governance materials on our website at http://www.pbg.com under Corporate Governance: Corporate Governance Principles and Practices, Worldwide Code of Conduct, the Audit and Affiliated Transactions Committee Charter, the Compensation and Management Development Committee Charter and the Nominating and Corporate Governance Committee Charter. These governance materials are available in print, free of charge, to any shareholder upon request.

PRINCIPAL PRODUCTS

         PBG is the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. The beverages sold by us include PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, AQUAFINA, SIERRA MIST, LIPTON BRISK, DIET MOUNTAIN DEW, SOBE, DOLE, and PEPSI VANILLA, and, outside the U.S., PEPSI-COLA, KAS, AQUA MINERALE, MANZANITA SOL, and MIRINDA. In some of our territories, we have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, including DR PEPPER, SQUIRT and through October 2003, ALL SPORT. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including ELECTROPURA and GARCI CRESPO.

         We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states and the District of Columbia in the U.S., nine Canadian provinces, Spain, Greece, Russia, Turkey and all or a portion of 21 states in Mexico. In 2003, approximately 72% of our net revenues were generated in the United States, 11% of our net revenues were generated in Mexico and the remaining 17% was generated in Canada, Spain, Greece, Russia and Turkey. We have an extensive direct store distribution system in the United States, Mexico and Canada. In Russia, Spain, Greece and Turkey, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.

RAW MATERIALS AND OTHER SUPPLIES

         We purchase the concentrates to manufacture Pepsi-Cola beverages and other beverage products from PepsiCo and other beverage companies.

         In addition to concentrates, we purchase sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials, carbon dioxide and some finished goods. We generally purchase our raw materials, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of such raw materials in the United States and Canada and, with respect to some of our raw materials, in certain of our international markets. The Pepsi beverage agreements, as defined below, provide that, with respect to the beverage products of PepsiCo, all authorized containers, closures, cases, cartons and other packages and labels may be purchased only from manufacturers approved by PepsiCo. There are no materials or supplies used by PBG that are currently in short supply. The supply or cost of specific materials could be adversely affected by various factors, including price changes, strikes, weather conditions and governmental controls.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

         Our portfolio of beverage products includes some of the best recognized trademarks in the world and includes PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, AQUAFINA, SIERRA MIST, LIPTON BRISK, DIET MOUNTAIN DEW, SOBE, DOLE, and PEPSI VANILLA, and, outside the U.S., PEPSI-COLA, KAS, AQUA MINERALE, MANZANITA SOL, and MIRINDA. In some of our territories, we have the right to manufacture, sell and distribute beverage products of companies other than PepsiCo, including DR PEPPER, SQUIRT and through October 2003, ALL SPORT. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including ELECTROPURA and GARCI CRESPO. The majority of our volume is derived from brands licensed from PepsiCo or PepsiCo joint ventures.

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

         (5) use all approved means and spend such funds on advertising and other forms of marketing beverages as may be reasonably required to push vigorously the sale of cola beverages in our territories; and

         (6) maintain such financial capacity as may be reasonably necessary to assure performance under the Master Bottling Agreement by us.

     The Master Bottling Agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the Master Bottling Agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2003, PepsiCo approved our plans.

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

         Under the Master Bottling Agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell PEPSI trademarked cola beverages within a specific area - currently representing approximately 12.6% of PepsiCo's U.S. bottling system in terms of volume - if we have successfully negotiated the acquisition and, in PepsiCo's reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell PEPSI trademarked cola beverages outside of that specific area without PepsiCo's prior written approval.

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

         An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of our voting securities without the consent of PepsiCo. As of February 20, 2004, to our knowledge, no shareholder of PBG, other than PepsiCo, held more than 10.6% of our Common Stock.

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

         Terms of the Non-Cola Bottling Agreements. The beverage products covered by the non-cola bottling agreements are beverages licensed to us by PepsiCo, consisting of MOUNTAIN DEW, AQUAFINA, DIET MOUNTAIN DEW, MOUNTAIN DEW CODE RED, SLICE, SIERRA MIST, FRUITWORKS, and MUG root beer and cream soda. The non-cola bottling agreements contain provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions, authorized containers, planning, quality control, transfer restrictions, term, and related matters. Our non-cola bottling agreements will terminate if PepsiCo terminates our Master Bottling Agreement. The exclusivity provisions contained in the non-cola bottling agreements would prevent us from manufacturing, selling or distributing beverage products which imitate, infringe upon, or cause confusion with, the beverage products covered by the non-cola bottling agreements. PepsiCo may also elect to discontinue the manufacture, sale or distribution of a non-cola beverage and terminate the applicable non-cola bottling agreement upon six months notice to us.

         Terms of Certain Distribution Agreements. We also have agreements with PepsiCo granting us exclusive rights to distribute AMP and DOLE in all of our territories and SOBE in certain specified territories. The distribution agreements contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels and causes for termination. We also have the right to sell and distribute GATORADE in Spain, Greece and Russia and in certain limited channels of distribution in the U.S. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

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

         The Master Syrup Agreement contains provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The Master Syrup Agreement has an initial term of five years which will expire in 2004, however, the Master Syrup Agreement will automatically renew for additional five-year periods unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Master Syrup Agreement without cause at any time during a renewal term upon twenty-four months notice. In the event PepsiCo terminates the Master Syrup Agreement without cause, PepsiCo is required to pay us the fair market value of our rights thereunder.

         Our Master Syrup Agreement will terminate if PepsiCo terminates our Master Bottling Agreement.

         Terms of Other U.S. Bottling Agreements. The bottling agreements between us and other licensors of beverage products, including Cadbury Schweppes plc for DR PEPPER, SCHWEPPES, CANADA DRY AND HAWAIIAN PUNCH, the Pepsi/Lipton Tea Partnership for LIPTON BRISK and LIPTON'S ICED TEA, the North American Coffee Partnership for STARBUCKS FRAPPUCCINO and The Monarch Beverage Company, Inc. for ALL SPORT (which agreement terminated in October 2003), contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations, and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

         Terms of the Country Specific Bottling Agreements. The country specific bottling agreements contain provisions generally similar to those contained in the Master Bottling Agreement and the non-cola bottling agreements and, in Canada, the Master Syrup Agreement with respect to authorized containers, planning, quality control, transfer restrictions, term, causes for termination and related matters. These bottling agreements differ from the Master Bottling Agreement because, except for Canada, they include both fountain syrup and non-fountain beverages. Certain of these bottling agreements contain provisions that have been modified to reflect the laws and regulations of the applicable country. For example, the bottling agreements in Spain do not contain a restriction on the sale and shipment of Pepsi-Cola beverages into our territory by others in response to unsolicited orders. In addition, the bottling agreements for Mexico and Turkey contain provisions which restrict our ability to manufacture, sell and distribute beverages sold under non-PepsiCo trademarks.

SEASONALITY

         Our peak season is the warm summer months beginning with Memorial Day and ending with Labor Day. Approximately 66% of our operating income is typically earned during the second and third quarters. Approximately 80% of cash flow from operations is typically generated in the third and fourth quarters.

COMPETITION

         The carbonated soft drink market and the non-carbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label soft drinks sold in chain stores. Among our major competitors are bottlers that distribute products from The Coca-Cola Company including Coca-Cola Enterprises Inc., Coca-Cola Hellenic Bottling Company S.A., Coca-Cola FEMSA S.A. de C.V. and Coca-Cola Bottling Co. Consolidated. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo in our U.S. territories ranges from approximately 15.4% to approximately 38.8%. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo for each country, outside the U.S., in which we do business is as follows: Canada 40.9%; Russia 24.7%; Turkey 21.5%; Spain 12.8% and Greece 11.3% (including market share for our IVI brand). In addition, market share for our territories and the territories of other bottlers in Mexico is 14.5% for carbonated soft drinks sold under trademarks owned by PepsiCo and carbonated water sold under the GARCI CRESPO trademark. Actions by our major competitors and others in the beverage industry, as well as the general economic environment could have an impact on our future market share.

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

         Bottle and Can Legislation

         In all but a few of our United States and Canadian markets, we offer our bottle and can beverage products in non-refillable containers. Legislation has been enacted in certain states and Canadian provinces where we operate that generally prohibits the sale of certain beverages unless a deposit or levy is charged for the container. These include Connecticut, Delaware, Hawaii, Maine, Massachusetts, Michigan, New York, Oregon, California, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia, Prince Edward Island and Quebec.

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

         The European Commission issued a packaging and packing waste directive that was incorporated into the national legislation of most member states. This has resulted in targets being set for the recovery and recycling of household, commercial and industrial packaging waste and imposes substantial responsibilities upon bottlers and retailers for implementation. Similar legislation has been enacted in Turkey.

         In 2003, Mexico adopted legislation regulating the disposal of solid waste products. In response to this new legislation, PBG Mexico entered into agreements with local and federal Mexican governmental authorities which require PBG Mexico, and other participating bottlers, to provide for collection and recycling of certain minimum amounts of plastic bottles.

         We are not aware of similar material legislation being proposed or enacted in any other areas served by us. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

         Soft Drink Excise Tax Legislation

         Specific soft drink excise taxes have been in place in certain states for several years. The states in which we operate that currently impose such a tax are West Virginia, Arkansas and Tennessee and, with respect to fountain syrup only, Washington. In Mexico, there are excise taxes on any sweetened beverage products produced without sugar, including our diet soft drinks.

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

         Mexican Water Regulation

         In Mexico, we pump water from our own wells and we purchase water directly from municipal water companies pursuant to concessions obtained from the Mexican government on a plant-by-plant basis. The concessions are generally for 10-year terms and can generally be renewed by us prior to expiration with minimal cost and effort. Our concessions may be terminated if, among other things, (a) we use materially more water than permitted by the concession, (b) we use materially less water than required by the concession, or (c) we fail to complete agreed-upon construction or improvements. Our concessions generally satisfy our current water requirements and we believe that we are generally in compliance in all material respects with the terms of our existing concessions.

EMPLOYEES

         As of December 27, 2003, we employed approximately 66,000 full-time workers, of whom approximately 33,300 were employed in the United States and approximately 23,200 were employed in Mexico. Approximately 10,900 of our full-time workers in the United States are union members and approximately 17,000 of our workers outside the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements with the exception of a labor dispute in our Mississauga facility in Ontario, Canada, which was successfully resolved in August 2003.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

         For financial information on industry segments and operations in geographic areas, see Note 13 to PBG's Consolidated Financial Statements, found on page 55 of our Annual Report to Shareholders for the fiscal year ended December 27, 2003, which page is incorporated herein by reference and is included as Exhibit 13 hereto.

ITEM 2. PROPERTIES

         As of December 27, 2003, we operated 98 soft drink production facilities worldwide, of which 91 were owned and 7 were leased. In addition, one facility used for the manufacture of soft drink packaging materials was operated by a PBG joint venture in Turkey. Of our 514 distribution facilities, 323 are owned and 191 are leased. We believe that our bottling, canning and syrup filling lines and our distribution facilities are sufficient to meet present needs. We also lease headquarters office space in Somers, New York.

         We also own or lease and operate approximately 40,900 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our soft drink products. We also own more than 1.8 million soft drink dispensing and vending machines.

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

ITEM 3. LEGAL PROCEEDINGS

         From time to time we are a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have been qualified. There are no family relationships among our executive officers.

         Set forth below is information pertaining to our executive officers who held office as of March 1, 2004

JOHN T. CAHILL, 46, is our Chairman of the Board and Chief Executive Officer. He had been our Chief Executive Officer since September 2001. Previously, Mr. Cahill served as our President and Chief Operating Officer from August 2000 to September 2001. Mr. Cahill has been a member of our Board of Directors since January 1999 and served as our Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996.

ALFRED H. DREWES, 48, is our Senior Vice President and Chief Financial Officer. Appointed to this position in June 2001, Mr. Drewes previously served as Senior Vice President and Chief Financial Officer of Pepsi Beverages International ("PBI"). Mr. Drewes joined PepsiCo in 1982 as a financial analyst in New Jersey. During the next nine years, he rose through increasingly responsible finance positions within Pepsi-Cola North America in field operations and headquarters. In 1991, Mr. Drewes joined PBI as Vice President of Manufacturing Operations, with responsibility for the global concentrate supply organization.

ERIC J. FOSS, 45, is the President of PBG North America. Previously, Mr. Foss was our Executive Vice President and General Manager of PBG North America from August 2000 to September 2001. From October 1999 until August 2000, he served as our Senior Vice President, U.S. Sales and Field Operations, and prior to that, he was our Senior Vice President, Sales and Field Marketing, since March 1999. Mr. Foss joined Pepsi-Cola Company in 1982 and has held a variety of other field and headquarters-based sales, marketing and general management positions. From 1994 to 1996, Mr. Foss was General Manager of Pepsi-Cola North America's Great West Business Unit. In 1996, Mr. Foss was named General Manager for the Central Europe Region for Pepsi-Cola International, a position he held until joining PBG in March 1999. In addition, Mr. Foss is a director of United Dominion Realty Trust, Inc.

SHAUN P. HOLLIDAY, 46, was appointed President of PBG Business Operations in January 2004. Previously, he had been President of PBG International since September 2003 with responsibilities for PBG's operations in Europe and Mexico. Mr. Holliday was Chief Executive Officer of eMac from 2000 to September 2003. He was Chief Executive Officer of Living.com from 1999 to 2000. Living.com filed for Chapter 11 bankruptcy protection in August 2000. From 1997 to 1999, Mr. Holliday was Chief Executive Officer for Guinness Ireland Group and he was President of the Americas and Caribbean Region of Guinness from 1994 to 1997. From 1990 to 1994, Mr. Holliday held several senior positions at Frito-Lay, Inc.

PAMELA C. MCGUIRE, 56, is our Senior Vice President, General Counsel and Secretary. She was appointed to this position in November 1998. Ms. McGuire joined PepsiCo in 1977 and served as Vice President and Division Counsel of Pepsi-Cola Company from 1989 to March 1998, when she was named Vice President and Associate General Counsel of the Pepsi-Cola Company.

YIANNIS PETRIDES, 46, is the President of PBG Europe. He was appointed to this position in June 2000, with responsibilities for our operations in Spain, Greece, Turkey and Russia. Most recently, he served as Business Unit General Manager for PBG in Spain and Greece. Mr. Petrides joined PepsiCo in 1987 in the international beverage division. In 1993, he was named General Manager of Frito Lay's Greek operation with additional responsibility for the Balkan countries. Two years later, he was appointed Business Unit General Manager for Pepsi Beverages International's bottling operation in Spain.

ROGELIO REBOLLEDO, 59, was appointed President and Chief Executive Officer of PBG Mexico in January 2004. From 2000 to 2003, Mr. Rebolledo was President and Chief Executive Officer of Frito-Lay International ("FLI"), a subsidiary of PepsiCo, Inc., operating in Latin America, Asia Pacific, Australia, Europe, Middle East and Africa. From 1997 to 2000, Mr. Rebolledo was the President of the Latin America/Asia Pacific region for FLI. Mr. Rebolledo joined PepsiCo, Inc. in 1976 and held several senior positions including serving as President and Chief Executive Officer of the Latin America Region of PepsiCo Foods International ("PFI") and President of the Sabritas, Gamesa, Brazil and Spain PFI operations.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Stock Trading Symbol - PBG.

         Stock Exchange Listings - PBG's Common Stock is listed on the New York Stock Exchange. Our Class B common stock is not publicly traded.

         Shareholders - As of February 20, 2004, there were approximately 55,540 registered and beneficial shareholders of Common Stock. PepsiCo is the holder of all of the outstanding shares of Class B common stock.

         Stock Prices - The high and low sales prices for a share of PBG Common Stock on the New York Stock Exchange, as reported by Bloomberg Service, for each fiscal quarter of 2003 and 2002 were as follows (in dollars):

       2003              High               Low
       -----             ----               ---
First Quarter           27.620             17.000
Second Quarter          21.450             17.750
Third Quarter           24.650             19.540
Fourth Quarter          24.000             20.390

       2002                High               Low
       ----                ----               ---
First Quarter            26.230             21.650
Second Quarter           34.800             24.820
Third Quarter            33.850             23.000
Fourth Quarter           29.500             23.000

         Dividend Policy - Quarterly cash dividends are usually declared in January, March, July and November and paid at the end of March, June, September and at the beginning of January. The dividend record dates for 2004 are expected to be March 12, June 11, September 10 and December 10.

         Cash Dividends Declared Per Share on Capital Stock:

Quarter          2003           2002
-------          ----           ----
1                $.01           $.01
2                $.01           $.01
3                $.01           $.01
4                $.01           $.01
Total            $.04           $.04

ITEM 6. SELECTED FINANCIAL DATA

"Selected Financial and Operating Data" for the years 1999 through 2003, on page 63 of our Annual Report to Shareholders for the fiscal year ended December 27, 2003 is incorporated into this report by reference and is included as part of
Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Financial Review" on pages 18 through 33 of our Annual Report to Shareholders for the fiscal year ended December 27, 2003 is incorporated into this report by reference and is included as part of Exhibit 13 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         "Management's Financial Review -- Market Risks and Cautionary Statements" on pages 31 through 33 of our Annual Report to Shareholders for the fiscal year ended December 27, 2003 is incorporated herein by reference and is included as part of Exhibit 13 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of PBG and our subsidiaries are incorporated herein by reference to our Annual Report to Shareholders for the fiscal year ended December 27, 2003, included as part of
Exhibit 13 hereto, at the pages indicated:

         Consolidated Statements of Operations - Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 (page 34).

         Consolidated Statements of Cash Flows - Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 (page 35).

         Consolidated Balance Sheets - December 27, 2003 and December 28, 2002 (page 36).

         Consolidated Statements of Changes in Shareholders' Equity - Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001
(page 37).

         Notes to Consolidated Financial Statements (pages 38 through 60).

         Independent Auditors' Report (page 62).

         The financial statements of Bottling LLC, included in Bottling LLC's Annual Report on Form 10-K and filed with the SEC on March 11, 2004, are hereby incorporated by reference as required by the SEC as a result of Bottling LLC's guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         PBG's management carried out an evaluation (the "Evaluation"), as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based upon the Evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to PBG and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC. In addition, there were no changes in our internal control over financial reporting identified in connection with the Evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PBG

         The name, age and background of each of our directors nominated for election are contained under the caption "Election of Directors" in our Proxy Statement for our 2004 Annual Meeting of Shareholders. The identification of our Audit Committee and our Audit Committee financial expert is contained in PBG's Proxy Statement for our 2004 Annual Meeting of Shareholders under the captions "CORPORATE GOVERNANCE - Committees of the Board of Directors - The Audit and Affiliated Transactions Committee." Information regarding the adoption of our Worldwide Code of Conduct, any material amendments thereto and any related waivers are contained in our Proxy Statement for our 2004 Annual Meeting of Shareholders under the captions "CORPORATE GOVERNANCE - Worldwide Code of Conduct." All of the foregoing information is incorporated herein by reference. The Worldwide Code of Conduct is posted on the PBG Website at http://www.pbg.com under Corporate Governance. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported in Part I of this Report.

         Information on compliance with Section 16(a) of the Exchange Act is contained in our Proxy Statement for our 2004 Annual Meeting of Shareholders under the captions "OWNERSHIP OF PBG COMMON STOCK-- Section 16 Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information on compensation of our directors and certain named executive officers is contained in our Proxy Statement for our 2004 Annual Meeting of Shareholders under the captions "Directors' Compensation" and "EXECUTIVE COMPENSATION," respectively, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information relating to securities authorized for issuance under PBG's equity compensation plans is contained in PBG's Proxy Statement for our 2004 Annual Meeting of Shareholders under the captions "EXECUTIVE COMPENSATION -- Equity Compensation Plan Information" and is incorporated herein by reference.

         Information on the number of shares of PBG Common Stock beneficially owned by each director, each named executive officer and by all directors and all executive officers as a group is contained under the captions "OWNERSHIP OF PBG COMMON STOCK -- Ownership of Common Stock by Directors and Executive Officers" and information on each beneficial owner of more that 5% of PBG Common Stock is contained under the captions "OWNERSHIP OF PBG COMMON STOCK-Stock Ownership of Certain Beneficial Owners" in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to certain transactions between PBG, PepsiCo and their affiliates and certain other persons is set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2002 and 2003 by KPMG, LLP for services rendered to PBG is set forth under the caption "INDEPENDENT AUDITORS" in the Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit and Affiliated Transactions Committee is set forth under the caption "INDEPENDENT AUDITORS - Pre-Approval Policies and Procedures" in the Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements. The following consolidated financial statements of PBG and its subsidiaries, included in our Annual Report to Shareholders for the year ended December 27, 2003, are incorporated by reference into Part II, Item 8 of this Report:

Consolidated Statements of Operations - Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 (page 34).

Consolidated Statements of Cash Flows - Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 (page 35).

Consolidated Balance Sheets - December 27, 2003 and December 28, 2002 (page 36).

Consolidated Statements of Changes in Shareholders' Equity - Fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 (page 37).

Notes to Consolidated Financial Statements (pages 38 through 60).

Independent Auditors' Report (page 62).

         The financial statements of Bottling LLC, included in Bottling LLC's Annual Report on Form 10-K and filed with the SEC on March 11, 2004, are hereby incorporated by reference as required by the SEC as a result of Bottling LLC's guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

                  2. Financial Statement Schedules. The following financial statement schedules of PBG and its subsidiaries are included in this Report on the page indicated:

                                                                                   Page
                                                                                   ----
Independent Auditors' Report on Schedule and Consent............................    F-2

Schedule II -  Valuation and Qualifying Accounts for the fiscal years ended
               December 27, 2003, December 28, 2002 and December 29,2001........    F-3

                  3.       Exhibits

                           See Index to Exhibits on pages E-1 - E-5.

         (b)      Reports on Form 8-K

         On September 30, 2003, we furnished a Current Report on Form 8-K announcing our financial results for our third quarter ended September 6, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, The Pepsi Bottling Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2004

                             The Pepsi Bottling Group, Inc.

                             By: /s/ John T. Cahill
                                 --------------------------
                                 John T. Cahill
                                 Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Pepsi Bottling Group, Inc. and in the capacities and on the date indicated.

       SIGNATURE                         TITLE                          DATE
/s/ John T. Cahill             Chairman of the Board and Chief      March 9, 2004
---------------------          Executive Officer
John T. Cahill

/s/Alfred H. Drewes            Senior Vice President and Chief      March 9, 2004
---------------------          Financial Officer (Principal
Alfred H. Drewes               Financial Officer)

/s/ Andrea L. Forster          Vice President and Controller        March 9, 2004
---------------------          (Principal Accounting Officer)
Andrea L. Forster

/s/ Linda G. Alvarado          Director                             March 9, 2004
---------------------
Linda G. Alvarado

/s/ Barry H. Beracha           Director                             March 9, 2004
---------------------
Barry H. Beracha

/s/ Ira D. Hall                Director                             March 9, 2004
---------------------
Ira D. Hall

/s/ Thomas H. Kean             Director                             March 9, 2004
---------------------
Thomas H. Kean

/s/ Susan D. Kronick           Director                             March 9, 2004
---------------------
Susan D. Kronick

/s/ Blythe J. McGarvie         Director                             March 9, 2004
----------------------
Blythe J. McGarvie

/s/ Margaret D. Moore          Director                             March 9, 2004
---------------------
Margaret D. Moore

/s/ Clay G. Small              Director                             March 9, 2004
---------------------
Clay G. Small

/s/ Craig E. Weatherup         Director                             March 9, 2004
----------------------
Craig E. Weatherup

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                                 PAGE
                                                                                                                 ----
Independent Auditors' Report on Schedule and Consent............................................................  F-2
Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001.......................................................................................  F-3

                    INDEPENDENT AUDITORS' REPORT AND CONSENT

The Board of Directors
The Pepsi Bottling Group, Inc.:

The audits referred to in our report dated January 27, 2004, included the related financial statement schedule as of December 27, 2003, and for each of the fiscal years in the three-year period ended December 27, 2003, included in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the registration statements (Nos. 333-79357, 333-79369, 333-79375, 333-79365, 333-80647, 333-69622,
333-60428, 333-73302, 333-100786) on Form S-8 of The Pepsi Bottling Group, Inc.
of our report (incorporated by reference in the December 27, 2003, annual report on Form 10-K of The Pepsi Bottling Group, Inc.) dated January 27, 2004 with respect to the consolidated balance sheets of The Pepsi Bottling Group, Inc. as of December 27, 2003 and December 28, 2002, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the fiscal years in the three-year period ended December 27, 2003 and of our report on the related financial statement schedule dated March 10, 2004 (which report appears above). Our report on the consolidated financial statements refers to the adoption of FASB 142, "Goodwill and Other Intangible Assets," as of December 30, 2001 and Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," as of December 29, 2002.

/s/ KPMG LLP

New York, New York
March 10, 2004

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         THE PEPSI BOTTLING GROUP, INC.
                                   IN MILLIONS

                     Balance
                       At         Charged to                         Accounts       Foreign           Balance At
                    Beginning      Cost and                          Written        Currency            End Of
                    Of Period      Expenses        Acquisitions        Off        Translation           Period
                    ---------      --------        ------------        ---        -----------           ------
DESCRIPTION

FISCAL YEAR ENDED
DECEMBER 27, 2003
  Allowance
  for losses
  on trade
  accounts
  receivable ..       $67            $12              $--             $(8)            $1                $72

FISCAL YEAR ENDED
DECEMBER 28, 2002
  Allowance
  for losses
  on trade
  accounts
  receivable ..       $42            $32              $14             $(22)           $1                $67

FISCAL YEAR
ENDED
DECEMBER 29, 2001
  Allowance
  for losses
  on trade
  accounts
  receivable ..       $42            $9               $--             $(9)            $--               $42

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

4.5          U.S. $250,000,000 364-Day Second Amended and Restated Credit Agreement, dated as of May 1, 2002 among PBG, Bottling Group, LLC, JPMorgan Chase Bank, Citibank, N.A., Bank of America, N.A.,
             Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Credit Suisse First Boston, The
             Northern Trust Company, Lehman Commercial Paper Inc., Royal Bank of Canada, Banco Bilbao
             Vizcaya, The Bank of New York, Fleet National Bank, State Street Bank and Trust Company,
             JPMorgan Chase Bank, as Agent, Banc of America Securities LLC and J.P. Morgan Securities Inc.
             as Co-Lead Arrangers and Joint Book Managers and Bank of America, N.A. and Citibank, N.A., as
             Co-Syndication Agents, which is incorporated herein by reference to Exhibit 4.7 to PBG's Annual
             Report on Form 10-K for the year ended December 28, 2002.

4.6          U.S. $250,000,000 5-Year Credit Agreement, dated as of April 30, 2003 among The Pepsi Bottling
             Group, Inc., Bottling Group, LLC, Citibank, N.A., Bank of America, N.A., Credit Suisse First
             Boston, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank, The
             Northern Trust Company, Lehman Brothers Bank, FSB, Banco Bilbao Vizcaya Argentaria, HSBC Bank
             USA, Fleet National Bank, The Bank of New York, State Street Bank and Trust Company, Comerica
             Bank, Wells Fargo Bank, N.A., JPMorgan Chase Bank, as Agent, Citigroup Global Markets Inc. and
             Banc of America Securities LLC, as Joint Lead Arrangers and Book Managers and Citibank, N.A.,
             Bank of America, N.A., Credit Suisse First Boston, and Deutsche Bank Securities Inc. as
             Syndication Agents, which is incorporated herein by reference to Exhibit 4.7 to Bottling Group,
             LLC's registration statement on Form S-4/A (Registration No. 333-102035).

4.7          U.S. $250,000,000 364-Day Credit Agreement, dated as of April 30, 2003 among The Pepsi Bottling
             Group, Inc., Bottling Group, LLC, Citibank, N.A., Bank of America, N.A., Credit Suisse First
             Boston, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank, The
             Northern Trust Company, Lehman Brothers Bank, FSB, Banco Bilbao Vizcaya Argentaria, HSBC Bank
             USA, Fleet National Bank, The Bank of New York, State Street Bank and Trust Company, Comerica
             Bank, Wells Fargo Bank, N.A., JPMorgan Chase Bank, as Agent, Citigroup Global Markets Inc. and
             Banc of America Securities LLC, as Joint Lead Arrangers and Book Managers and Citibank, N.A.,
             Bank of America, N.A., Credit Suisse First Boston, and Deutsche Bank Securities Inc. as
             Syndication Agents, which is incorporated herein by reference to Exhibit 4.8 to Bottling Group,
             LLC's registration statement on Form S-4/A (Registration No. 333-102035).

4.8          Indenture, dated as of November 15, 2002, among Bottling Group, LLC, PepsiCo, Inc., as
             Guarantor, and JPMorgan Chase Bank, as Trustee, relating to $1 Billion 4-5/8% Senior Notes due
             November 15, 2012, which is incorporated herein by reference to Exhibit 4.8 to PBG's Annual
             Report on Form 10-K for the year ended December 28, 2002.

4.9          Registration Rights Agreement, dated as of November 7, 2002 relating to the $1 Billion 4-5/8%
             Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.9 to
             PBG's Annual Report on Form 10-K for the year ended December 28, 2002.

4.10         Indenture, dated as of June 10, 2003 by and between Bottling Group, LLC, as Obligor, and
             JPMorgan Chase Bank, as Trustee, relating to $250,000,000 4-1/8 % Senior Notes due June 15, 2015,
             which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC's registration statement on Form S-4 (Registration No. 333-106285).

4.11         Registration Rights Agreement dated June 10, 2003 by and among Bottling Group, LLC, J.P. Morgan
             Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Citigroup Global Markets
             Inc, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Blaylock & Partners, L.P.
             and Fleet Securities, Inc, relating to $250,000,000 4-1/8 % Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.3 to Bottling Group, LLC's registration statement on Form S-4 (Registration No. 333-106285).

4.12         Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as Obligor, and
             JPMorgan Chase Bank, as Trustee, which is incorporated herein by reference to Exhibit 4.1 to
             Bottling Group, LLC's Form 8-K dated October 3, 2003.

4.13         Form of Note for the $500,000,000 2.45% Senior Notes due October 16, 2006, which is incorporated herein by reference to Exhibit 4.2 to Bottling Group, LLC's Form 8-K dated October 3, 2003.

4.14         Form of Note for the $400,000,000 5.00% Senior Notes due November 15, 2013, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC's Form 8-K dated November 13, 2003.

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

10.14        PBG Directors' Stock Plan, which is incorporated by reference to Exhibit 10.14. to PBG's Annual
             Report on Form 10-K for the year ended December 29, 2001.

10.15        Amendment No. 1 to the PBG Directors' Stock Plan, which is incorporated herein by reference to
             Exhibit 10 to PBG's Quarterly Report on Form 10-Q for the quarter ended June 14, 2003.

10.16        2002 PBG Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.15. to PBG's Annual
             Report on Form 10-K for the year ended December 28, 2002.

10.17        Form of Mexican Master Bottling Agreement, which is incorporated by reference to Exhibit 10.16.
             to PBG's Annual Report on Form 10-K for the year ended December 28, 2002.

12*          Statement re Computation of Ratios.

13*          PBG 2003 Annual Report to Shareholders.
             (Pages 18 through 63)

21*          Subsidiaries of PBG.

23*          Report and Consent of KPMG LLP.

24*          Copy of Power of Attorney.

31.1*        Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*        Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*        Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*        Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
* Filed herewith