Form 10-Q
period 2004-03-20
PEPSI BOTTLING GROUP INC
filed 2004-04-28
CIK 1076405

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended   March 20, 2004 (12 weeks)
                                 -------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _________________  to  _________________

Commission file number  1-14893
                        -------

                         THE PEPSI BOTTLING GROUP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                          13-4038356
   ---------------------------                                ----------
(State or other jurisdiction of                                (I.R.S.
Employer incorporation or organization)                     Identification No.)

   One Pepsi Way, Somers, New York                              10589
   -------------------------------                            ----------
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

Number of shares of Common Stock outstanding as of April 8, 2004: 257,536,218

                        The Pepsi Bottling Group, Inc.
                         ------------------------------
                                      Index

                                                                       Page No.
                                                                       --------

Part I     Financial Information

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Operations -
                12 weeks ended March 20, 2004 and March 22, 2003              2

           Condensed Consolidated Statements of Cash Flows -
                12 weeks ended March 20, 2004 and March 22, 2003              3

           Condensed Consolidated Balance Sheets -
                March 20, 2004 and December 27, 2003                          4

           Notes to Condensed Consolidated Financial Statements            5-11

           Independent Accountants' Review Report                            12

  Item 2.  Management's Financial Review                                  13-18

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        19

  Item 4.  Controls and Procedures                                           19

Part II    Other Information

  Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
                of Equity Securities                                         20

  Item 5.  Other Information                                                 21

  Item 6.  Exhibits and Reports on Form 8-K                                  21

                         PART I - FINANCIAL INFORMATION
Item 1.
                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Operations in millions, except per share amounts, unaudited

                                                                                    12 Weeks Ended
                                                                                    --------------
                                                                                 March           March
                                                                                20, 2004       22, 2003
                                                                                --------       --------
  Net revenues.................................................................  $2,067         $1,874
  Cost of sales................................................................   1,051            927
                                                                                  -----          -----

  Gross profit.................................................................   1,016            947
  Selling, delivery and administrative expenses................................     879            827
                                                                                  -----          -----

  Operating income.............................................................     137            120
  Interest expense, net........................................................      55             53
  Other non-operating expenses, net............................................       -              3
  Minority interest............................................................       6              5
                                                                                  -----          -----

  Income before income taxes...................................................      76             59
  Income tax expense...........................................................      26             20
                                                                                  -----          -----

  Income before cumulative effect of change in accounting principle............      50             39
  Cumulative effect of change in accounting principle, net of tax and
     minority interest.........................................................       -              6
                                                                                  -----          -----

  Net income...................................................................  $   50         $   33
                                                                                  =====          =====

  Basic  earnings  per  share  before  cumulative  effect  of  change in
     accounting principle......................................................  $ 0.19         $ 0.14
  Cumulative effect of change in accounting principle..........................       -          (0.02)
                                                                                  -----          -----
  Basic earnings per share.....................................................  $ 0.19         $ 0.12
                                                                                  =====          =====

  Weighted-average shares outstanding..........................................     260            279

  Diluted  earnings  per  share  before  cumulative  effect of change in
     accounting principle......................................................  $ 0.19         $ 0.14
  Cumulative effect of change in accounting principle..........................       -          (0.02)
                                                                                  -----          -----
  Diluted earnings per share...................................................  $ 0.19         $ 0.12
                                                                                  =====          =====

  Weighted-average shares outstanding..........................................     269            287

     See accompanying notes to Condensed Consolidated Financial Statements.

                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited

                                                                                     12 Weeks Ended
                                                                                     --------------
                                                                                  March          March
                                                                                20, 2004       22, 2003
                                                                                --------       --------
Cash Flows - Operations
 Net income....................................................................  $   50         $   33
 Adjustments to reconcile net income to net cash provided by operations:
   Depreciation................................................................     124            117
   Amortization................................................................       3              2
   Deferred income taxes.......................................................      11              4
   Cumulative effect of change in accounting principle.........................       -              6
   Other non-cash charges and credits, net.....................................      62             64
   Changes in operating working capital, excluding effects of acquisitions:
     Accounts receivable, net..................................................      (3)            51
     Inventories, net..........................................................     (67)           (24)
     Prepaid expenses and other current assets.................................      (2)           (37)
     Accounts payable and other current liabilities............................     (35)          (183)
     Income taxes payable......................................................      (2)            37
                                                                                  -----          -----
   Net change in operating working capital ....................................    (109)          (156)
                                                                                  -----          -----
   Pension contributions.......................................................     (20)             -
   Other, net..................................................................     (10)            (3)
                                                                                  -----          -----

Net Cash Provided by Operations................................................     111             67
                                                                                  -----          -----

Cash Flows - Investments
 Capital expenditures..........................................................    (102)          (112)
 Acquisitions of bottlers......................................................       -            (82)
 Sale of property, plant and equipment.........................................       1              1
                                                                                  -----          -----

Net Cash Used for Investments..................................................    (101)          (193)
                                                                                  -----          -----

Cash Flows - Financing
 Short-term borrowings - three months or less..................................      97            120
 Net proceeds of long-term debt................................................       9              -
 Repayment of long-term debt...................................................  (1,004)             -
 Dividends paid................................................................      (3)            (3)
 Proceeds from exercise of stock options.......................................      13              7
 Purchases of treasury stock...................................................     (86)          (105)
                                                                                  -----          -----

Net Cash (Used for) Provided by Financing......................................    (974)            19
                                                                                  -----          -----

Effect of Exchange Rate Changes on Cash and Cash Equivalents...................      (2)            (1)
                                                                                  -----          -----
Net Decrease in Cash and Cash Equivalents......................................    (966)          (108)
Cash and Cash Equivalents - Beginning of Period................................   1,235            222
                                                                                  -----          -----
Cash and Cash Equivalents - End of Period......................................  $  269         $  114
                                                                                  =====          =====

Supplemental Cash Flow Information
Net third-party interest paid..................................................  $   72         $   76
                                                                                  =====          =====
Income taxes paid (received)...................................................  $   16         $  (19)
                                                                                  =====          =====

     See accompanying notes to Condensed Consolidated Financial Statements.

                         The Pepsi Bottling Group, Inc.
                      Condensed Consolidated Balance Sheets
                      in millions, except per share amounts

                                                                               (Unaudited)
                                                                                   March        December
                                                                                 20, 2004       27, 2003
                                                                                 --------       --------
  Assets
  Current Assets
    Cash and cash equivalents.................................................. $   269        $ 1,235
    Accounts receivable, less allowance of $71 at
         March 20, 2004 and $72 at December 27, 2003...........................     968            994
    Inventories................................................................     441            374
    Prepaid expenses and other current assets..................................     275            268
    Investement in debt defeasance trust.......................................     168            168
                                                                                 ------         ------
            Total Current Assets...............................................   2,121          3,039

  Property, plant and equipment, net...........................................   3,399          3,423
  Other intangible assets, net.................................................   3,558          3,562
  Goodwill.....................................................................   1,391          1,386
  Other assets.................................................................     148            134
                                                                                 ------         ------
            Total Assets....................................................... $10,617        $11,544
                                                                                 ======         ======

  Liabilities and Shareholders' Equity
  Current Liabilities
    Accounts payable and other current liabilities............................. $ 1,175        $ 1,231
    Short-term borrowings......................................................     164             67
    Current maturities of long-term debt.......................................     180          1,180
                                                                                 ------         ------
            Total Current Liabilities..........................................   1,519          2,478

  Long-term debt...............................................................   4,510          4,493
  Other liabilities............................................................     889            875
  Deferred income taxes........................................................   1,430          1,421
  Minority interest............................................................     402            396
                                                                                 ------         ------
            Total Liabilities..................................................   8,750          9,663
                                                                                 ------         ------

  Shareholders' Equity
     Common stock, par value $0.01 per share:
         authorized 900 shares, issued 310 shares..............................       3              3
     Additional paid-in capital................................................   1,742          1,743
     Retained earnings.........................................................   1,519          1,471
     Accumulated other comprehensive loss......................................    (377)          (380)
     Deferred compensation.....................................................      (5)            (4)
     Treasury stock: 51 shares and 49 shares at March 20, 2004 and December 27,
        2003, respectively, at cost............................................  (1,015)          (952)
                                                                                 ------         ------
            Total Shareholders' Equity.........................................   1,867          1,881
                                                                                 ------         ------
            Total Liabilities and Shareholders' Equity........................  $10,617        $11,544
                                                                                 ======         ======

     See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions, except per share data
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation
     The Pepsi Bottling Group, Inc. ("PBG" or the "Company") is the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages, consisting of bottling operations located in the United States, Mexico, Canada, Spain, Greece, Russia and Turkey. When used in these Condensed Consolidated Financial Statements, "PBG," "we," "our" and "us" each refers to the Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC ("Bottling LLC"), our principal operating subsidiary.

     As of March 20, 2004, PepsiCo Inc.'s ("PepsiCo") ownership consisted of 41.0% of our outstanding common stock and 100% of our outstanding Class B common stock, together representing 46.2% of the voting power of all classes of our voting stock. PepsiCo also owns approximately 6.8% of the equity of Bottling LLC.

     The accompanying Condensed Consolidated Balance Sheet at March 20, 2004 and the Condensed Consolidated Statements of Operations and Cash Flows for the 12 weeks ended March 20, 2004 and March 22, 2003 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 27, 2003 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

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

Note 3 - New Accounting Standards

     EITF 02-16

     In January 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," addressing the recognition and income statement classification of various cash consideration given by a vendor to a customer. The consensus requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor's products, and therefore should be characterized as a reduction of cost of sales when recognized in the customer's income statement, unless certain criteria are met. EITF Issue No. 02-16 became effective beginning in our fiscal year 2003. Prior to 2003, we classified worldwide bottler incentives received from PepsiCo and other brand owners as adjustments to net revenues and selling, delivery and administrative expenses depending on the objective of the program. In accordance with EITF Issue No. 02-16, we have classified certain bottler incentives as a reduction of cost of sales beginning in 2003. During 2003, we recorded a transition adjustment of $6 million, net of taxes and minority interest of $1 million, for the cumulative effect on prior years. This adjustment reflects the amount of bottler incentives that can be attributed to our 2003 beginning inventory balances.

     FASB Staff Position FAS 106-1

     During 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was passed into law. The reported postretirement benefit obligation in our Condensed Consolidated Balance Sheet does not reflect the effects of the Act. We do provide prescription drug benefits to Medicare-eligible retirees but have elected to defer recognition of the Act until the Financial Accounting Standards Board ("FASB") provides guidance regarding its accounting treatment. This deferral election is permitted under FASB Staff Position FAS 106-1. We do not believe the adoption of the Act will have a material impact on our consolidated results of operations and financial position.

     Share-Based Payments

     The FASB has issued an exposure draft proposing to expense the fair value of share-based payments to employees beginning in 2005. We are currently evaluating the impact of this proposed standard on our financial statements.

Note 4 - Stock-Based Compensation

     During 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of accounting for stock-based compensation and amends SFAS No. 123 "Accounting for Stock-Based Compensation." We measure stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation expense for stock option grants to our employees is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant stock options at fair value on the date of grant. As allowed by SFAS No. 148, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. If we had measured compensation cost for the stock awards granted to our employees under the fair-value based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:


                                                                                      12 Weeks Ended
                                                                                     ----------------
                                                                                     March      March
                                                                                   20, 2004   22, 2003
                                                                                   --------   --------
Net income:
As reported.................................................................       $  50       $  33
Add: Total stock-based employee compensation expense
          included in reported net income, net of taxes and
          minority interest.................................................           -           1
Less: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of taxes
          and minority interest.............................................         (10)        (10)
                                                                                    ----        ----
Pro forma...................................................................       $  40       $  24
                                                                                    ====        ====


Earnings per share:
Basic - as reported.........................................................       $0.19       $0.12
Basic - pro forma...........................................................       $0.16       $0.09

Diluted - as reported.......................................................       $0.19       $0.12
Diluted - pro forma.........................................................       $0.15       $0.08

     Pro forma compensation cost measured for stock options granted to employees is amortized using a straight-line basis over the vesting period, which is typically three years.

     The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                                                     12 Weeks Ended
                                                                                    ----------------
                                                                                     March     March
                                                                                   20, 2004   22, 2003
                                                                                   --------   --------
Risk-free interest rate.....................................................           3.2%       2.9%
Expected life...............................................................        6 years    6 years
Expected volatility.........................................................            35%        37%
Expected dividend yield.....................................................          0.68%      0.17%

Note 5 - Inventories
                                                                                     March    December
                                                                                   20, 2004   27, 2003
                                                                                   --------   --------
Raw materials and supplies..................................................        $   163    $   140
Finished goods..............................................................            278        234
                                                                                     ------     ------
                                                                                    $   441    $   374
                                                                                     ======     ======


Note 6 - Property, plant and equipment, net
                                                                                     March    December
                                                                                   20, 2004   27, 2003
                                                                                   --------   --------
Land.......................................................................         $   240    $   241
Buildings and improvements.................................................           1,190      1,185
Manufacturing and distribution equipment...................................           3,064      3,028
Marketing equipment........................................................           2,138      2,131
Other......................................................................             175        176
                                                                                     ------     ------
                                                                                      6,807      6,761
Accumulated depreciation...................................................          (3,408)    (3,338)
                                                                                     ------     ------
                                                                                    $ 3,399    $ 3,423
                                                                                     ======     ======

Note 7 - Other intangible assets, net and Goodwill

                                                                                     March    December
                                                                                   20, 2004   27, 2003
Intangibles subject to amortization:                                               --------   --------
     Gross carrying amount:
         Customer relationships and lists .................................         $    47    $    42
         Franchise rights..................................................              23         23
         Other identified intangibles......................................              27         27
                                                                                     ------     ------
                                                                                         97         92
                                                                                     ------     ------
     Accumulated amortization:
         Customer relationships and lists .................................              (4)        (3)
         Franchise rights..................................................             (11)       (10)
         Other identified intangibles......................................             (13)       (12)
                                                                                     ------     ------
                                                                                        (28)       (25)
                                                                                     ------     ------
Intangibles subject to amortization, net...................................              69         67
                                                                                     ------     ------

Intangibles not subject to amortization:
     Carrying amount:
         Franchise rights..................................................           2,895      2,908
         Distribution rights...............................................             290        286
         Trademarks........................................................             210        207
         Other identified intangibles......................................              94         94
                                                                                     ------     ------
         Intangibles not subject to amortization...........................           3,489      3,495
                                                                                     ------     ------
Total other intangible assets, net.........................................         $ 3,558    $ 3,562
                                                                                     ======     ======

Goodwill...................................................................         $ 1,391    $ 1,386
                                                                                     ======     ======


     For intangible assets subject to amortization, we calculate amortization expense on a straight-line basis over the period we expect to receive economic benefit. Total amortization expense was $3 million and $2 million for the twelve weeks ended March 20, 2004 and March 22, 2003, respectively. The weighted-average amortization period for each category of intangible assets and their estimated aggregate amortization expense expected to be recognized over the next five years are as follows:


                                         Weighted-Average  Estimated Aggregate Amortization Expense to be Incurred
                                         ----------------  -------------------------------------------------------
                                          Amortization
                                          ------------
                                             Period
                                             ------

                                                           Balance of                 Fiscal Year Ending
                                                           ----------                 ------------------
                                                             2004          2005       2006         2007         2008
                                                             ----          ----       ----         ----         ----
Customer relationships and lists.........  17-20 years        $2            $3         $3           $3           $3
Franchise rights.........................      5 years        $3            $5         $2           $1           $-
Other identified intangibles.............      6 years        $4            $4         $3           $2           $1

Note 8 -  Pension and Postretirement Benefit Plans

     Pension Benefits

     Our U.S. employees participate in noncontributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Benefits generally are based on years of service and compensation, or stated amounts for each year of service. All of our qualified plans are funded and contributions are made in amounts not less than minimum statutory funding requirements and not more than the maximum amount that can be deducted for U.S. income tax purposes. Our net pension expense for the defined benefit plans for our operations outside the U.S. was not significant and is not included in the tables presented below.

     Our U.S. employees are also eligible to participate in our 401(k) savings plans, which are voluntary defined contribution plans. We make matching contributions to the 401(k) savings plans on behalf of participants eligible to receive such contributions. If a participant has one or more but less than 10 years of eligible service, our match will equal $0.50 for each dollar the participant elects to defer up to 4% of the participant's pay. If the participant has 10 or more years of eligible service, our match will equal $1.00 for each dollar the participant elects to defer up to 4% of the participant's pay.

     Components of our pension expense for the twelve weeks ended March 20, 2004 and March 22, 2003 are as follows:



                                                                            12 Weeks Ended
                                                                           ----------------
                                                                           March      March
                                                                         20, 2004    22, 2003
                                                                         --------    --------

Service cost....................................................            $ 10        $  9
Interest cost...................................................              16          14
Expected return on plan assets..................................             (19)        (15)
Amortization of prior service cost..............................               1           1
Amortization of net loss........................................               6           3
                                                                             ---         ---
Net pension expense for the defined benefit plans...............              14          12
                                                                             ---         ---

Defined contribution plans expense..............................               5           5
                                                                             ---         ---

Total pension expense recognized in the Condensed Consolidated
Statements of Operations........................................            $ 19        $ 17
                                                                             ===         ===

     Postretirement Benefits

     Our postretirement plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.

     Components of our postretirement benefits expense for the twelve weeks ended March 20, 2004 and March 22, 2003 are as follows:


                                                                           12 Weeks Ended
                                                                           ---------------
                                                                           March       March
                                                                         20, 2004    22, 2003
                                                                         --------    --------

     Service cost....................................................       $  1        $  1
     Interest cost...................................................          4           4
     Amortization of net loss........................................          1           1
                                                                             ---         ---
     Net postretirement benefits expense recognized in the Condensed
     Consolidated Statements of Operations...........................       $  6        $  6
                                                                             ===         ===



     We expect to contribute $100 million to our pension plans in 2004. As of March 20, 2004, $20 million of contributions to our pension plans have been made.

Note 9 - Geographic Data
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey.


     Net Revenues                                                           12 Weeks Ended
     -------------                                                           --------------
                                                                          March        March
                                                                         20, 2004    22, 2003
                                                                         --------    --------
     U.S...........................................................      $ 1,626     $ 1,496
     Mexico........................................................          158         157
     Other countries...............................................          283         221
                                                                          ------      ------
                                                                         $ 2,067     $ 1,874
                                                                          ======      ======

     Long-Lived Assets                                                    March      Decemeber
     -----------------                                                   20, 2004    27, 2003
                                                                         --------    --------
     U.S...........................................................      $ 5,723     $ 5,723
     Mexico........................................................        1,446       1,432
     Other countries...............................................        1,327       1,350
                                                                          ------      ------
                                                                         $ 8,496     $ 8,505
                                                                          ======      ======

Note 10 - Comprehensive Income

                                                                            12 Weeks Ended
                                                                            --------------
                                                                           March      March
                                                                         20, 2004    22, 2003
                                                                         --------    --------
     Net income......................................................        $50         $33
     Currency translation adjustment.................................          2         (24)
     Cash flow hedge adjustment (a)..................................          1           7
                                                                             ---         ---
     Comprehensive income............................................        $53         $16
                                                                             ===         ===

     (a) Net of minority interest and taxes of $1 and $6 for the 12 weeks ended March 20, 2004 and March 22, 2003, respectively.

Note 11 - Contingencies

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

Note 12 - Subsequent Event

     On March 30, 2004, we repaid our $160 million 9.75% senior notes by liquidating our investments in our debt defeasance trust.

                     Independent Accountants' Review Report
                     --------------------------------------

Shareholders of
The Pepsi Bottling Group, Inc:

We have reviewed the accompanying condensed consolidated balance sheet of The Pepsi Bottling Group, Inc. and subsidiaries as of March 20, 2004, and the related condensed consolidated statements of operations and cash flows for the twelve weeks ended March 20, 2004 and March 22, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Pepsi Bottling Group, Inc. and subsidiaries as of December 27, 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the fifty-two week period then ended not presented herein; and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 27, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                               /s/ KPMG LLP
New York, New York
April 13, 2004

Item 2.
Management's Financial Review
-----------------------------
Tabular dollars in millions, except per share data

OVERVIEW
--------

     The Pepsi Bottling Group, Inc. ("PBG" or the "Company") is the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Mexico, Canada, Spain, Greece, Russia and Turkey. When used in these Condensed Consolidated Financial Statements, "PBG," "we," "our" and "us" each refers to the Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC, our principal operating subsidiary.

     Management's Financial Review should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the fiscal year ended December 27, 2003, which include additional information about our accounting policies, practices and the transactions that underlie our financial results.

Financial Performance Summary
-----------------------------


                                                                       12 Weeks Ended
                                                                       --------------
                                                                      March      March            %
                                                                    20, 2004    22, 2003       Change
                                                                    --------    --------       ------

Net revenues....................................................     $2,067      $1,874          10%

Operating income................................................        137         120          14%

Income before cumulative effect of change in
accounting principle 1..........................................         50          39          28%

Net income......................................................         50          33          51%

Diluted earnings per share before  cumulative effect
of change in accounting principle 1, 2..........................     $ 0.19      $ 0.14          37%

Diluted earnings per share 2....................................     $ 0.19      $ 0.12          61%


1 - Cumulative effect of change in accounting principle for the twelve weeks ended March 22, 2003, reflects the impact of adoption of EITF Issue No. 02-16. See Note 3 - New Accounting Standards in the Notes to Condensed Consolidated Financial Statements for more information.

2 - Percentage change for diluted earnings per share and diluted earnings per share before cumulative effect of change in accounting principle is calculated by using earnings per share data that is expanded to the fourth decimal place.

     Our diluted earnings per share, before the cumulative effect of change in accounting principle, increased 37% reflecting strong topline results. Our worldwide volume increased 5% in the first quarter due to our continued executional focus on building our brands, introducing new products and packages and revitalizing our cold drink business. There was solid volume growth across our territories in the U.S., Canada and Europe. In Mexico, physical case volume was down 2% for the quarter, however, we saw improving trends in our eight-ounce equivalent case volume (one eight-ounce case is equal to 192 U.S. fluid ounces of finished beverages), resulting from the continued success of the upsizing initiatives of the 2.5-liter carbonated soft drink package and the 5.25-liter ELECTROPURA bottle.

     From a net revenue perspective, we have remained committed to our pricing principles, which center on consumer value and remaining competitive. This is evident in our results, as worldwide net revenue per case increased 5%, which includes two points of benefit from foreign currency.

     We generated strong cash flows from operations for the quarter. On March 25, 2004, we announced an increase to our annual dividend, raising it from $0.04 to $0.20. In addition, our Board expanded our share repurchase program by authorizing the repurchase of another 25 million shares. This brings the total number of shares authorized for repurchase to 100 million since the program began in late 1999.

     For the remainder of 2004, we continue to expect solid worldwide operating income growth in the mid-single digits versus the prior year and to generate diluted EPS of $1.62 to $1.70 for the full year. Based on stronger than expected growth in the early part of the year, we are increasing our expectations for full year worldwide volume growth to 2% to 3% and worldwide net revenue per case growth to 2%.


Volume

                                                              12 Weeks Ended
                                                             March 20, 2004 vs.
                                                              March 22, 2003
                                                              --------------
     Total Worldwide Volume Change........................           5 %
                                                                    ====

     Our worldwide reported physical case volume increased 5% in the first quarter of 2004, driven primarily from increases in the U.S., Canada and Europe, partially offset by a decline in Mexico.

     In the U.S., volume increased by 6%, reflecting balanced growth in both the cold-drink and take-home channels of our business. From a brand perspective, there was improvement in our diet portfolio and brand PEPSI, resulting from our increased executional focus on colas. One of our priorities for 2004 is to ensure we have the appropriate space allocation for brand PEPSI and DIET PEPSI. During the quarter, we have added thousands of incremental racks in our large and small format locations to increase the presence of our core carbonated soft drink products. In addition, as consumers sought more variety, we saw strong growth in AQUAFINA, coupled with product introductions such as PEPSI VANILLA and TROPICANA juice drinks.

     Outside the U.S., our volumes increased 4%, reflecting solid volume growth from Canada and Europe, partially offset by a 2% decline in Mexico. Declines in Mexico's physical case volume were broadly in line with our expectations resulting from decreases in our carbonated soft drink and jug water categories. However, our volume on an eight-ounce equivalent case basis, increased 2%, resulting from the continued success of the upsizing initiatives of the 2.5-liter carbonated soft drink package and the 5.25-liter ELECTROPURA bottle.

     In Europe, volume grew 15% in the quarter, led by strong performances in Russia and Turkey, which both delivered volume growth of more than 20%. In Russia, we had solid growth in our core brands, coupled with contributions from new product and package introductions, including PEPSI X and our 5-liter AQUA MINERALE package. In Turkey, there was improved execution in the marketplace, particularly with our large format customers, resulting from the realignment of our sales force and consolidation of our distributors.

     Canada's base business volume increased 4% for the quarter driven by growth in our large and small format segments. (The term "base business" reflects territories that we owned and operated for comparable periods in both the current year and the prior year.) Innovation contributed to the growth with the successful launch of TROPICANA TWISTER and our eight-ounce can package.

     Our worldwide volume in the second quarter of 2004 is expected to grow 2% to 3%, reflecting growth in the United States of 2% to 3% and a continued strong performance in Europe. In Mexico, we expect physical case volume declines in the second quarter consistent with our first quarter's performance.

Net Revenues

                                                               12 Weeks Ended
                                                              March 20, 2004 vs.
                                                               March 22, 2003
                                                               --------------
   Volume impact..........................................             5 %
   Rate / mix impact......................................             3 %
   Currency translation...................................             2 %
                                                                      ----
      Total Worldwide Net Revenues Change.................            10 %
                                                                      ====

     Net revenues were $2.1 billion for the first quarter of 2004, a 10% increase over the similar period in the prior year. Approximately 79% of our net revenues was generated in the United States, 8% of our net revenues was generated in Mexico and the remaining 13% was generated outside the United States and Mexico. The increase in net revenues in 2004 was driven by improvements in volume and net revenue per case, coupled with favorable foreign currency translations in Canada and Europe.

     In the U.S., net revenues increased 9%, which includes a 1% increase from acquisitions and over a 2% increase in net revenue per case. We have remained committed to our pricing principles and were able to execute our planned rate increases for the first quarter. Improvement in our net revenue per case was due to both rate increases and the mix of products we sold, driven by a strong cold drink performance and a package mix shift. We expect this trend of net price increases to continue through the remainder of the year.

     Net revenues outside the U.S. grew approximately 17%, reflecting the favorable impact from foreign exchange, improvement in volume and the impact of rate and mix. The combination of rate increases and the mix of products we sold contributed four points of growth to net revenues outside the United States. The increase in rate and mix was driven primarily by Mexico resulting from the impact of higher priced packages.

     We expect our worldwide net revenue per case to grow about 2% in the second quarter of 2004.

Cost of Sales

                                                               12 Weeks Ended
                                                              March 20, 2004 vs.
                                                               March 22, 2003
                                                               --------------
   Volume impact..........................................             5 %
   Cost per case impact...................................             6 %
   Currency translation...................................             2 %
                                                                      ----
      Total Worldwide Cost of Sales Change................            13 %
                                                                      ====

     Cost of sales was $1.1 billion in the first quarter of 2004, a 13% increase over the prior year. The increase in cost of sales was due primarily to volume and cost per case increases coupled with the negative impact of foreign currency translation in Canada and Europe.

     In the U.S., cost of sales increased by 12%, which includes a 1% increase from acquisitions and a 5% increase in cost per case. Increases in cost per case have resulted from the impact of higher priced packages, including our non-carbonated products, coupled with higher commodity costs, which we started to encounter in the second and third quarters of last year.

     Cost of sales outside the U.S. grew by 19%, reflecting the negative impact from foreign currency translation, coupled with growth in volume and cost per case increases of 7%. Cost per case increases outside the U.S. were driven by a mix shift into higher priced packages, coupled with increases in certain commodity costs.

     We expect our worldwide cost of sales per case to grow 3% to 5% in the second quarter and for the full year. While we will begin to lap some of the commodity rate increases we experienced last year, we expect the unfavorable mix impact we experienced in the first quarter to continue.

Selling, Delivery and Administrative Expenses

                                                                12 Weeks Ended
                                                              March 20, 2004 vs.
                                                                March 22, 2003
                                                                -------------
   Cost performance.......................................             4 %
   Currency translation...................................             2 %
                                                                      ----
      Total Worldwide Selling, Delivery and
      Administrative Expenses Change......................             6 %
                                                                      ====

     Selling, delivery and administrative expenses were $879 million in the first quarter of 2004, a 6% increase over the prior year. The increase in selling, delivery and administrative expenses resulted from the negative impact of foreign currency translation in Canada and Europe and an increase in our cost performance. Our worldwide cost performance increased 4% resulting from additional variable costs associated with volume growth and increases in employee benefits and depreciation costs.

     Selling, delivery and administrative expenses for the full year is expected to grow in the low-single digits.

Operating Income

                                                                12 Weeks Ended
                                                              March 20, 2004 vs.
                                                                March 22, 2003
                                                                --------------
   Gross margin rate/mix impact...........................             2 %
   Volume.................................................            39 %
   SD&A impact............................................           (26)%
   Currency translation...................................            (1)%
                                                                     -----
      Total Worldwide Operating Income Change.............            14 %
                                                                     =====

     Operating income was $137 million in the first quarter of 2004, representing a 14% increase over 2003. The increase in operating profit was driven primarily by topline growth in the U.S, partially offset by higher worldwide selling, delivery and administrative costs.

     Operating profit in the second quarter is expected to grow in the mid-single digits driven by the continued strong topline growth in the U.S., Europe and Canada.

Interest Expense, net

     Interest expense, net increased by $2 million to $55 million, when compared with 2003, largely due to the additional $1.2 billion of debt issued during 2003. This was partially offset by the lower effective interest rate achieved on our fixed rate long-term debt from the use of interest rate swaps and the repayment of $1 billion of our debt in February 2004.

Income Tax Expense

     For the first quarter of 2004, our effective tax rate was 34.4%, compared with our effective tax rate of 34.25% in the first quarter of 2003. The slight increase in the effective tax rate is primarily due to an increase in anticipated pre-tax income in jurisdictions with higher tax rates.

Liquidity and Capital Resources
-------------------------------
Cash Flows

     Our net cash provided by operations of $111 million was driven by the strong cash flow generated from the sale of our products. Net operating cash flow in 2004 grew by $44 million over the prior year due to payments related to the settlement of our New Jersey wage and hour litigation in the prior year and timing of working capital payments, partially offset by the timing of pension contributions during 2004.

     Net cash used for investments decreased by $92 million to $101 million reflecting lower acquisition spending.

     Net cash used for financing increased by $993 million to $974 million driven by the repayment of long-term debt and lower short-term borrowings, partially offset by lower share repurchases and higher stock option exercises.

     For the full year in 2004, we expect to achieve net cash provided by operations of approximately $1.2 billion. In addition, we expect capital expenditures to be between $675 million and $700 million.

Liquidity and Capital Resources

     We believe that our future cash flows from operations and borrowing capacity will be sufficient to fund capital expenditures, acquisitions, dividends and working capital requirements for the foreseeable future. Additionally, we are currently in compliance with all debt covenants in our indenture agreements and credit facilities.

     During the first quarter we repaid our $1 billion 5.38% senior notes with the proceeds we received from debt issued in the prior year.

     We have a $500 million commercial paper program that is supported by two $250 million credit facilities, which are guaranteed by Bottling Group, LLC. One of the credit facilities expires in April 2004, and the other credit facility expires in April 2008. We are in the process of renegotiating these credit facility contracts. We have used these credit facilities to support our commercial paper program in 2004 and 2003. We had $84 million and $87 million outstanding in commercial paper, at March 20, 2004 and March 22, 2003, respectively.

     Due to the nature of our business, we require insurance coverage for certain casualty risks. Given the rapidly increasing costs associated with obtaining third-party insurance coverage for our casualty risks in the U.S., we moved to a self-insurance program in 2002. In 2004, we are self-insured for workers' compensation and automobile risks for occurrences up to $10 million, and product and general liability risks for occurrences up to $5 million. For losses exceeding our self insurance threshold, we purchased casualty insurance from a third party.

     Subsequent to quarter end, on March 30, 2004, we repaid our $160 million 9.75% senior notes by liquidating our investments in our debt defeasance trust.

Contractual Obligations

     As of March 20, 2004, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2003, under the caption "Contractual Obligations," other than the repayment of our long-term debt discussed above.

Cautionary Statements



     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These
forward-looking   statements  are  based  on  currently  available  competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:
o changes in our relationship with PepsiCo that could have a material adverse effect on our business and financial results;
o restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;
o decreased demand for our product resulting from changes in consumers' preferences;
o an inability to achieve volume growth through product and packaging initiatives;
o lower-than-expected net pricing resulting from marketplace competition and competitive pressures that may cause channel and product mix to shift from more profitable cold drink channels and packages;
o material changes from expectations in the cost of raw materials and ingredients;
o    an inability to achieve cost savings;
o an inability to achieve the expected timing for returns on cold drink equipment and related infrastructure expenditures;
o material changes in expected levels of bottler incentive payments from PepsiCo;
o    changes in product category consumption;
o    unfavorable weather conditions in our markets;
o    unforeseen economic and political changes;
o    possible recalls of our products;
o an inability to meet projections for performance in newly acquired territories;
o changes in laws and regulations, including restrictions on the sale of carbonated soft drinks in schools, changes in food and drug laws, transportation regulations, employee safety rules, labor laws, accounting standards, taxation requirements (including unfavorable outcomes from audits performed by various tax authorities) and environmental laws;
o    changes in our debt ratings; and
o material changes in expected interest and currency exchange rates and unfavorable market performance of our pension plan assets.

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

                           PART II - OTHER INFORMATION

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------
PBG Purchases of Equity Securities
----------------------------------
     In the first 12 weeks of 2004, we repurchased approximately 3.1 million shares for $86 million. Since the inception of our share repurchase program in October 1999, 66.2 million shares of PBG common stock have been repurchased. Our share repurchases for the twelve weeks ended March 20, 2004, are as follows:


                                                                                         Maximum Number (or Approximate
                       Total Number                       Total Number of Shares (or      Dollar Value) of Shares (or
                       of Shares(or       Average Price    Units) Purchased as Part of        Units) that May Yet Be
                          Units)         Paid per Share    Publicly Announced Plans or     Purchased Under the Plans or
     Period             Purchased 1       (or Unit)2               Programs 3                     Programs 3,4
     ------             ----------       --------------    ---------------------------     ----------------------------

Period 1                  215,900           $23.86                 215,900                       11,682,100
--------
12/28/03-01/24/04

Period 2                1,050,900           $26.98               1,050,900                       10,631,200
--------
01/25/04-02/21/04

Period 3                1,808,800           $28.84               1,808,800                        8,822,400
--------                ---------                                ---------
02/22/04-03/20/04

Total                   3,075,600           $27.86               3,075,600
                        =========           ======               =========

  1 Shares have only been repurchased through publicly announced programs.

  2 Average share price excludes brokerage fees.

  3 The PBG Board has authorized the repurchase of shares of common stock on the open market and through negotiated transactions as follows:

                     Date Share Repurchase Program was Publicly                  Number of Shares
                                     Announced                              Authorized to be Repurchased
            ---------------------------------------------------------       -----------------------------
     October 14, 1999.......................................................        20,000,000
     July 13, 2000..........................................................        10,000,000
     July 11, 2001..........................................................        20,000,000
     May 28, 2003...........................................................        25,000,000
                                                                                    ----------
     Total  shares authorized to be repurchased as of March 20, 2004........        75,000,000
                                                                                    ==========

     Unless terminated earlier by resolution of the PBG Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

  4 Number of shares does not include an additional 25 million shares of common stock that was authorized by the PBG Board and publicly announced for repurchase on March 25, 2004.

Item 5.

Other Information
-----------------

     The financial statements of Bottling Group, LLC ("Bottling LLC"), included in Bottling LLC's Quarterly Report on Form 10-Q and filed with the SEC on April 28, 2004, are hereby incorporated by reference as required by the SEC as a result of Bottling LLC's guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

Item 6.

Exhibits and Reports on Form 8-K
---------------------------------

ITEM 6 (a). EXHIBITS
--------------------

Exhibit No.
-----------
11        Computation of Basic and Diluted Earnings Per Share

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

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 6 (b). REPORTS ON FORM 8-K
-------------------------------

     On January 27, 2004, the Company furnished a current Form 8-K Report announcing its financial results for its fourth quarter and its full year ended December 27, 2003, and also provided its full year 2004 forecast.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                                The Pepsi Bottling Group, Inc.
                                                ------------------------------
                                                      (Registrant)





                                                 /s/ Andrea L. Forster
Date: April 26, 2004                             ---------------------
      --------------                             Andrea L. Forster
                                                 Vice President and Controller





                                                 /s/ Alfred H. Drewes
Date: April 26, 2004                             --------------------
      --------------                             Alfred H. Drewes
                                                 Senior Vice President and
                                                 Chief Financial Officer