Form 10-Q
period 2004-06-12
PEPSI BOTTLING GROUP INC
filed 2004-07-21
CIK 1076405

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended June 12, 2004
                               -------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number  1-14893
                        -------


                         THE PEPSI BOTTLING GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             13-4038356
-------------------------------                            ------------------
(State or other jurisdiction of                                (I.R.S.
employer incorporation or organization)                    Identification No.)

 One Pepsi Way, Somers, New York                                 10589
------------------------------------                       ------------------
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

Number of shares of Common Stock outstanding as of July 10, 2004:
254,345,509

                         The Pepsi Bottling Group, Inc.
                         ------------------------------
                                      Index


                                                                                                          Page No.
                                                                                                          --------
Part I                Financial Information

        Item 1.       Financial Statements
                      Condensed Consolidated Statements of Operations -
                           12 and 24 weeks ended June 12, 2004 and June 14, 2003                              2

                      Condensed Consolidated Statements of Cash Flows -
                           24 weeks ended June 12, 2004 and June 14, 2003                                     3

                      Condensed Consolidated Balance Sheets -
                           June 12, 2004 and December 27, 2003                                                4

                      Notes to Condensed Consolidated Financial Statements                                 5-11

                      Report of Independent Registered Public Accounting Firm                                12

      Item 2.         Management's Financial Review                                                       13-19

      Item 3.         Quantitative and Qualitative Disclosures About Market Risk                             20

      Item 4.         Controls and Procedures                                                                20

Part II               Other Information

      Item 1.         Legal Proceedings                                                                      21

      Item 2.         Changes in Securities, Use of Proceeds and Issuer Purchases
                             of Equity Securities                                                         21-22

      Item 4.         Submission of Matters to a Vote of Security Holders                                    22

      Item 5.         Other Information                                                                      23

      Item 6.         Exhibits and Reports on Form 8-K                                                       23

                         PART I - FINANCIAL INFORMATION
     Item 1.
                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Operations
                in millions, except per share amounts, unaudited

                                                                                   12 Weeks Ended          24 Weeks Ended
                                                                                   --------------          --------------
                                                                                  June 12,  June 14,      June 12,   June 14,
                                                                                   2004      2003          2004       2003
                                                                                 ------     ------        ------     ------

     Net revenues............................................................... $2,675     $2,532        $4,742     $4,406
     Cost of sales..............................................................  1,378      1,290         2,429      2,217
                                                                                 ------     ------        ------     ------

     Gross profit...............................................................  1,297      1,242         2,313      2,189
     Selling, delivery and administrative expenses..............................  1,011        971         1,890      1,798
                                                                                 ------     ------        ------     ------

     Operating income...........................................................    286        271           423        391
     Interest expense, net......................................................     53         57           108        110
     Other non-operating expenses, net..........................................      2          -             2          3
     Minority interest..........................................................     15         15            21         20
                                                                                 ------     ------        ------     ------

     Income before income taxes.................................................    216        199           292        258
     Income tax expense.........................................................     74         68           100         88
                                                                                 ------     ------        ------     ------

     Income before cumulative effect of change in accounting
     principle..................................................................    142        131           192        170
     Cumulative effect of change in accounting principle, net of
     tax and minority interest..................................................      -          -             -          6
                                                                                 ------     ------        ------     ------

     Net income................................................................. $  142     $  131        $  192     $  164
                                                                                 ======     ======        ======     ======

     Basic  earnings per share before  cumulative  effect of change
     in accounting principle.................................................... $ 0.55     $ 0.48        $ 0.74     $ 0.61
     Cumulative effect of change in accounting principle........................      -          -             -      (0.02)
                                                                                 ------     ------        ------     ------
     Basic earnings per share................................................... $ 0.55     $ 0.48        $ 0.74     $ 0.59
                                                                                 ======     ======        ======     ======

     Weighted-average shares outstanding........................................    258        273           259        276

     Diluted earnings per share before  cumulative effect of change
     in accounting principle.................................................... $ 0.53     $ 0.47        $ 0.72     $ 0.60
     Cumulative effect of change in accounting principle........................      -          -             -      (0.02)
                                                                                 ------     ------        ------     ------
     Diluted earnings per share................................................. $ 0.53     $ 0.47        $ 0.72     $ 0.58
                                                                                 ======     ======        ======     ======

     Weighted-average shares outstanding........................................    267        279           268        283

     See accompanying notes to Condensed Consolidated Financial Statements.

                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited

                                                                                           24 Weeks Ended
                                                                                           --------------
                                                                                       June 12,      June 14,
                                                                                        2004          2003
                                                                                       ------        ------
    Cash Flows - Operations
      Net income................................................................       $  192        $  164
      Adjustments to reconcile net income to net cash provided by operations:
        Depreciation............................................................          258           244
        Amortization............................................................            6             4
        Deferred income taxes...................................................           31            34
        Cumulative effect of change in accounting principle.....................            -             6
        Other non-cash charges and credits, net.................................          122           142
        Changes in operating working capital, excluding effects of acquisitions:
         Accounts receivable, net...............................................         (242)         (256)
         Inventories, net.......................................................         (126)          (68)
         Prepaid expenses and other current assets..............................           (8)          (18)
         Accounts payable and other current liabilities.........................          121           (41)
         Income taxes payable...................................................           30            20
                                                                                       ------        ------
        Net change in operating working capital ................................         (225)         (363)
                                                                                       ------        ------
         Pension contributions..................................................          (51)            -
         Other, net.............................................................          (20)          (16)
                                                                                       ------        ------

    Net Cash Provided by Operations.............................................          313           215
                                                                                       ------        ------

    Cash Flows - Investments
      Capital expenditures......................................................         (270)         (282)
      Acquisitions of bottlers..................................................           (7)          (83)
      Sale of property, plant and equipment.....................................            5             2
                                                                                       ------        ------

    Net Cash Used for Investments...............................................         (272)         (363)
                                                                                       ------        ------

    Cash Flows - Financing
      Short-term borrowings - three months or less..............................          200            84
      Proceeds from issuance of long-term debt..................................           17           248
      Repayments of long-term debt..............................................       (1,008)           (3)
      Dividends paid............................................................           (5)           (6)
      Proceeds from exercise of stock options...................................           65            21
      Purchases of treasury stock...............................................         (298)         (228)
                                                                                       ------        ------

    Net Cash (Used for) Provided by Financing...................................       (1,029)          116
                                                                                       ------        ------

    Effect of Exchange Rate Changes on Cash and Cash Equivalents................           (2)            3
                                                                                       ------        ------
    Net Decrease in Cash and Cash Equivalents...................................         (990)          (29)
    Cash and Cash Equivalents - Beginning of Period.............................        1,235           222
                                                                                       ------        ------
    Cash and Cash Equivalents - End of Period...................................       $  245        $  193
                                                                                       ======        ======
    Supplemental Cash Flow Information
    Net third-party interest paid...............................................       $  130        $  120
                                                                                       ======        ======
    Income taxes paid...........................................................       $   39        $   39
                                                                                       ======        ======

     See accompanying notes to Condensed Consolidated Financial Statements.

                         The Pepsi Bottling Group, Inc.
                      Condensed Consolidated Balance Sheets
                      in millions, except per share amounts

                                                                                     (Unaudited)
                                                                                       June 12,   December 27,
                                                                                        2004         2003
                                                                                      -------       -------
    Assets
    Current Assets
     Cash and cash equivalents..................................................      $   245       $ 1,235
     Accounts receivable, less allowance of $67 at
        June 12, 2004 and $72 at December 27, 2003..............................        1,202           994
     Inventories................................................................          497           374
     Prepaid expenses and other current assets..................................          254           268
     Investment in debt defeasance trust........................................            -           168
                                                                                      -------       -------
        Total Current Assets....................................................        2,198         3,039

    Property, plant and equipment, net.........................................         3,399         3,423
    Other intangible assets, net...............................................         3,525         3,562
    Goodwill...................................................................         1,389         1,386
    Other assets...............................................................           130           134
                                                                                      -------       -------
        Total Assets............................................................      $10,641       $11,544
                                                                                      =======       =======

    Liabilities and Shareholders' Equity
    Current Liabilities
     Accounts payable and other current liabilities.............................      $ 1,346       $ 1,231
     Short-term borrowings......................................................          265            67
     Current maturities of long-term debt.......................................           28         1,180
                                                                                      -------       -------
        Total Current Liabilities...............................................        1,639         2,478

    Long-term debt.............................................................         4,467         4,493
    Other liabilities..........................................................           906           875
    Deferred income taxes......................................................         1,420         1,421
    Minority interest..........................................................           413           396
                                                                                      -------       -------
        Total Liabilities.......................................................        8,845         9,663
                                                                                      -------       -------

    Shareholders' Equity
     Common stock, par value $0.01 per share:
       authorized 900 shares, issued 310 shares.................................            3             3
     Additional paid-in capital.................................................        1,735         1,743
     Retained earnings..........................................................        1,648         1,471
     Accumulated other comprehensive loss.......................................         (440)         (380)
     Deferred compensation......................................................           (4)           (4)
     Treasury stock: 55 shares and 49 shares at June 12, 2004 and December 27,
       2003, respectively.......................................................       (1,146)         (952)
                                                                                      -------       -------
        Total Shareholders' Equity..............................................        1,796         1,881
                                                                                      -------       -------
        Total Liabilities and Shareholders' Equity..............................      $10,641       $11,544
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

     As of June 12, 2004, PepsiCo Inc.'s ("PepsiCo") ownership consisted of 41.5% of our outstanding common stock and 100% of our outstanding Class B common stock, together representing 46.7% of the voting power of all classes of our voting stock. PepsiCo also owns approximately 6.8% of the equity of Bottling Group, LLC, our principal operating subsidiary.

     The accompanying Condensed Consolidated Balance Sheet at June 12, 2004, the Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended June 12, 2004 and June 14, 2003 and the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 12, 2004 and June 14, 2003 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 27, 2003 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

     Our U.S. and Canadian operations report using a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Our remaining countries report using a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:

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

     Certain reclassifications were made in our Condensed Consolidated Financial Statements to 2003 amounts to conform to the 2004 presentation.

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

     FASB Staff Position FAS 106-2

     During  the  second  quarter,  the  Financial  Accounting  Standards  Board
("FASB") issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Relating to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". See Note 8 - Pension and Postretirement Benefit Plans for further details regarding the impact of FASB Staff Position FAS 106-2.

     Share-Based Payments

     The FASB has issued an exposure draft proposing to expense the fair value of share-based payments to employees beginning in 2005. We are currently evaluating the impact of this proposed standard on our financial statements.


Note 4 - Stock-Based Compensation

     We measure stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation expense for stock option grants to our employees is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant stock options at fair value on the date of grant. As allowed by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." If we had measured compensation cost for the stock awards granted to our employees under the fair-value based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:


                                                                           12 Weeks Ended              24 Weeks Ended
                                                                           --------------              --------------
                                                                       June 12,      June 14,       June 12,      June 14,
                                                                         2004          2003           2004          2003
                                                                        -----         -----          -----         -----
Net income:
As reported.....................................................        $ 142         $ 131          $ 192         $ 164
Add:  Total stock-based employee compensation expense
       included in reported net income, net of taxes and
       minority interest.........................................           0             1              1             2
Less: Total stock-based employee compensation expense
       determined under fair-value based method for all
       awards, net of taxes and minority interest................          (9)          (10)           (19)          (20)
                                                                        -----         -----          -----         -----

Pro forma.......................................................        $ 133         $ 122          $ 174         $ 146
                                                                        =====         =====          =====         =====

Earnings per share:
   Basic - as reported..........................................        $0.55         $0.48          $0.74         $0.59
   Basic - pro forma............................................         0.52          0.44           0.67          0.53
   Diluted - as reported........................................        $0.53         $0.47          $0.72         $0.58
   Diluted - pro forma..........................................         0.50          0.44           0.64          0.52


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

     The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:


                                                                          12 Weeks Ended               24 Weeks Ended
                                                                          --------------               --------------
                                                                       June 12,      June 14,       June 12,      June 14,
                                                                         2004          2003           2004          2003
                                                                        -----         -----          -----         -----
Risk-free interest rate.........................................         3.1%          3.0%           3.2%         2.8%
Expected life...................................................       6 years       6 years        6 years      6 years
Expected volatility.............................................          35%           37%            35%          37%
Expected dividend yield.........................................        0.66%         0.22%          0.68%        0.17%


Note 5 - Inventories
                                                                       June 12,    December 27,
                                                                         2004          2003
                                                                        -----         -----
Raw materials and supplies......................................        $ 178         $ 140
Finished goods..................................................          319           234
                                                                        -----         -----
                                                                        $ 497         $ 374
                                                                        =====         =====



Note 6 - Property, plant and equipment, net
                                                                      June 12,    December 27,
                                                                        2004          2003
                                                                      -------       -------
Land............................................................      $   253       $   241
Buildings and improvements......................................        1,211         1,185
Manufacturing and distribution equipment........................        3,033         3,028
Marketing equipment.............................................        2,172         2,131
Other...........................................................          174           176
                                                                      -------       -------
                                                                        6,843         6,761
Accumulated depreciation........................................       (3,444)       (3,338)
                                                                      -------       -------
                                                                      $ 3,399       $ 3,423
                                                                      =======       =======

Note 7 - Other intangible assets, net and Goodwill
                                                                      June 12,    December 27,
                                                                        2004          2003
                                                                      -------       -------
Intangibles subject to amortization:
     Gross carrying amount:
         Customer relationships and lists ......................      $    45          $ 42
         Franchise rights.......................................           24            23
         Other identified intangibles...........................           28            27
                                                                      -------       -------
                                                                           97            92
                                                                      -------       -------
     Accumulated amortization:
         Customer relationships and lists ......................           (4)           (3)
         Franchise rights.......................................          (12)          (10)
         Other identified intangibles...........................          (15)          (12)
                                                                      -------       -------
                                                                          (31)          (25)
                                                                      -------       -------
Intangibles subject to amortization, net........................           66            67
                                                                      -------       -------

Intangibles not subject to amortization:
     Carrying amount:
         Franchise rights.......................................        2,883         2,908
         Distribution rights....................................          280           286
         Trademarks.............................................          203           207
         Other identified intangibles...........................           93            94
                                                                      -------       -------
     Intangibles not subject to amortization....................        3,459         3,495
                                                                      -------       -------
Total other intangible assets, net..............................      $ 3,525       $ 3,562
                                                                      =======       =======

Goodwill........................................................      $ 1,389       $ 1,386
                                                                      =======       =======

     For intangible assets subject to amortization, we calculate amortization expense on a straight-line basis over the period we expect to receive economic benefit. Total amortization expense was $6 million and $4 million for the twenty-four weeks ended June 12, 2004 and June 14, 2003, respectively. The weighted-average amortization period for each category of intangible assets and their estimated aggregate amortization expense expected to be recognized over the next five years are as follows:


                                          Weighted-Average   Estimated Aggregate Amortization Expense to be Incurred
                                          ----------------   -------------------------------------------------------
                                            Amortization
                                            ------------
                                              Period
                                              -------
                                                             Balance of                 Fiscal Year Ending
                                                             ----------                 ------------------
                                                               2004         2005        2006        2007         2008
                                                               ----         ----        ----        ----         ----
Customer relationships and lists..........   17-20 years        $1           $3          $3          $3           $3
Franchise rights..........................       5 years        $2           $5          $2          $1           $-
Other identified intangibles..............       6 years        $3           $4          $3          $2           $1


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

     Components of our pension expense for the twelve and twenty-four weeks ended June 12, 2004 and June 14, 2003 are as follows:

                                                                        12 Weeks Ended          24 Weeks Ended
                                                                        --------------          --------------
                                                                      June 12,   June 14,      June 12,  June 14,
                                                                       2004       2003           2004      2003
                                                                      -----      -----          ------    ------
   Service cost.................................................      $ 10       $  9           $ 20      $ 17
   Interest cost................................................        16         14             32        29
   Expected return on plan assets...............................       (19)       (16)           (38)      (31)
   Amortization of prior service cost...........................         2          2              3         3
   Amortization of net loss.....................................         5          3             11         6
                                                                      ----       ----           ----      ----
   Net pension expense for the defined benefit plans............        14         12             28        24
                                                                      ----       ----           ----      ----

   Defined contribution plans expense...........................         5          4             10         9
                                                                      ----       ----           ----      ----

   Total pension expense recognized in the Condensed
   Consolidated Statements of Operations........................      $ 19       $ 16           $ 38      $ 33
                                                                      ====       ====           ====      ====

     We expect to contribute $100 million to our pension plans in 2004. As of June 12, 2004, $51 million of contributions to our pension plans have been made.

     Postretirement Benefits

     Our postretirement plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.

     Components of our postretirement benefits expense for the twelve and twenty-four weeks ended June 12, 2004 and June 14, 2003 are as follows:

                                                                       12 Weeks Ended           24 Weeks Ended
                                                                       --------------           --------------
                                                                     June 12,   June 14,      June 12,   June 14,
                                                                       2004       2003           2004      2003
                                                                      -----      -----          -----     ------
   Service cost.................................................       $ 1        $ 1           $  2      $  2
   Interest cost................................................         4          4              9         9
   Amortization of net loss.....................................         1          1              2         1
                                                                       ---        ---           ----      ----
   Net postretirement benefits expense recognized in the
   Condensed Consolidated Statements of Operations..............       $ 6        $ 6           $ 13      $ 12
                                                                       ===        ===           ====      ====

     On May 19, 2004, FASB Staff Position No. FAS 106-2 ("FSP") was issued by FASB to provide guidance relating to the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). We currently provide postretirement benefits to a group of retirees (employees who retired prior to 1993) with little or no cost sharing. For these retirees, the prescription drug benefit provided by us would be considered to be actuarially equivalent to the benefit provided under the Act. Therefore, we have retroactively applied the FSP to the date of enactment. As a result:

     o The obligation (Accumulated Projected Benefit Obligation) decreased by $11.7 million, and

     o The net periodic postretirement benefits cost decreased by $0.3 million for twelve and twenty-four weeks ended June 12, 2004

     We also provide postretirement benefits to another group of retirees (employees who retired after 1992) with cost sharing. At present, due to the lack of clarifying regulations related to the Act, we cannot determine if the benefit provided by us would be considered actuarially equivalent to the benefit provided under the Act.

Note 9 - Geographic Data

     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey.



Net Revenues                                                         12 Weeks Ended               24 Weeks Ended
------------                                                         --------------               --------------
                                                                  June 12,      June 14,       June 12,     June 14,
                                                                    2004          2003           2004         2003
                                                                 --------      --------       --------     --------
U.S..........................................................    $ 1,909       $ 1,797        $ 3,535      $ 3,293
Mexico.......................................................        276           308            434          465
Other countries..............................................        490           427            773          648
                                                                 -------       -------        -------      -------
                                                                 $ 2,675       $ 2,532        $ 4,742      $ 4,406
                                                                 =======       =======        =======      =======

Long-Lived Assets                                                 June 12,    December 27,
-----------------                                                   2004          2003
                                                                 --------      --------
U.S..........................................................    $ 5,715       $ 5,723
Mexico.......................................................      1,422         1,432
Other countries..............................................      1,306         1,350
                                                                 -------       -------
                                                                 $ 8,443       $ 8,505
                                                                 =======       =======



Note 10 - Comprehensive Income

                                                                     12 Weeks Ended               24 Weeks Ended
                                                                     --------------               --------------
                                                                  June 12,       June 14,      June 12,     June 14,
                                                                    2004          2003           2004         2003
                                                                   ------        ------        -------       ------
Net income...................................................      $ 142         $ 131          $ 192        $ 164
Currency translation adjustment..............................        (59)          166            (57)         142
Cash flow hedge adjustment (a) (b)...........................         (4)            -             (3)           7
                                                                   -----         -----          -----        -----
Comprehensive income.........................................      $  79         $ 297          $ 132        $ 313
                                                                   =====         =====          =====        =====

(a) Net of minority interest and taxes of $4 and $0 for the 12 weeks ended June 12, 2004 and June 14, 2003, respectively.
(b) Net of minority interest and taxes of $3 and $6 for the twenty-four weeks ended June 12, 2004 and June 14, 2003, respectively.

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

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors & Shareholders of
The Pepsi Bottling Group, Inc:

We have reviewed the accompanying condensed consolidated balance sheet of The Pepsi Bottling Group, Inc. and subsidiaries as of June 12, 2004, the related condensed consolidated statements of operations for the twelve week and twenty-four week periods ended June 12, 2004 and June 14, 2003, respectively, and the related condensed consolidated statements of cash flows for the twenty-four week periods ended June 12, 2004 and June 14, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Pepsi Bottling Group, Inc. and subsidiaries as of December 27, 2003, and the related consolidated statements of operations, cash flows and changes in shareholders' equity, for the fiscal year then ended not presented herein; and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 27, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLP




New York, New York
July 8, 2004

Item 2.
Management's Financial Review
Tabular dollars in millions, except per share data

OVERVIEW
--------

     The Pepsi Bottling Group, Inc. ("PBG" or the "Company") is the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Mexico, Canada, Spain, Greece, Russia and Turkey. When used in these Condensed Consolidated Financial Statements, "PBG," "we," "our" and "us" each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC ("Bottling LLC"), our principal operating subsidiary .

     Management's Financial Review should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the fiscal year ended December 27, 2003, which include additional information about our accounting policies, practices and the transactions that underlie our financial results.

Financial Performance Summary
-----------------------------

                                                 12 Weeks Ended                         24 Weeks Ended
                                                 --------------                         --------------
                                     June 12,        June 14,      %         June 12,       June 14,         %
                                       2004            2003      Change        2004           2003         Change
                                     -------         -------     ------      -------        -------        ------


Net revenues.......................  $2,675          $2,532        6%        $4,742         $4,406           8%

Operating income...................     286             271        6%           423            391           8%

Income before cumulative effect
of change in accounting
principle 1........................     142             131        9%           192            170          13%

Net income.........................     142             131        9%           192            164          17%

Diluted earnings per share
before cumulative effect of
change in accounting
principle 1, 2.....................  $ 0.53          $ 0.47       14%        $ 0.72         $ 0.60          20%

Diluted earnings per share 2.......  $ 0.53          $ 0.47       14%        $ 0.72         $ 0.58          24%

1 - Cumulative effect of change in accounting principle for the twenty-four weeks ended June 14, 2003, reflects the impact of adoption of EITF Issue No. 02-16. See Note 3 - New Accounting Standards in the Notes to Condensed Consolidated Financial Statements for more information.

2 - Percentage change for diluted earnings per share and diluted earnings per share before cumulative effect of change in accounting principle is calculated by using earnings per share data that is expanded to the fourth decimal place.


     For the second quarter, diluted earnings per share increased 14% to $0.53 and operating income grew 6% to $286 million, reflecting strong topline results in the United States. This growth was driven by both volume and net revenue per case improvements. Worldwide volume increased 2% in the second quarter reflecting solid volume growth in the U.S. and Europe, partially offset by volume declines in Mexico. Worldwide net revenue per case growth increased 4% in the second quarter, exceeding our expectations. We have remained committed to our pricing principles, and continue to seek opportunities for net revenue per case gains by leveraging both rate and mix strategies.

     Due to the solid earnings growth in the first half of the year, we have raised our full-year earnings expectations for 2004 to a range of $1.68 to $1.74. For the full year of 2004, operating income is expected to grow in the mid-single digits driven by volume growth of 2% to 3% and net revenue per case growth of 2% to 3%. Our cost of goods sold per case is expected to grow 3% to 5% for the full year of 2004. We expect our full year outlook of operating profits for Mexico to be at the lower end of our guidance of $75 million to $85 million.

Volume
                           12 Weeks Ended                24 Weeks Ended
                         June 12, 2004 vs.               June 12, 2004 vs.
                           June 14, 2003                  June 14, 2003
                         -----------------               -----------------
                     World-                Outside     World-            Outside
                      wide        U.S.     the U.S.     wide      U.S.   the U.S
                     ------      ------    --------    ------    ------  -------
Volume change .....    2 %         3 %        1 %        3 %       4 %      2 %

     Our reported worldwide physical case volume increased 2% in the second quarter and 3% in the first twenty-four weeks of 2004, when compared with similar periods of 2003. The increase in reported worldwide volume was driven by strong growth in the U.S. and Europe, partially offset by volume declines in Mexico.

     In the U.S., our reported volume increased by 3% in the second quarter and 4% on a year-to-date basis due to growth in both the cold-drink and take-home channels of our business. As consumers continue to seek a greater variety of beverages, we have seen corresponding growth in our non-carbonated beverage portfolios, driven by AQUAFINA and TROPICANA juice drinks. Additionally, Trademark PEPSI has continued to show positive results reflecting solid contributions from our diet portfolio as well as the addition of PEPSI VANILLA.

     In Europe, volume grew 10% in the second quarter and 12% on a year-to-date basis, driven by strong performances in Russia and Turkey. In Russia, we had solid growth in our core brands, coupled with contributions from new product introductions, including TROPICANA juice drinks and LIPTON ICED TEAS. In Turkey, there was continued improved execution in the marketplace, particularly with our large format customers, resulting primarily from an improvement in our selling and distribution capabilities.

     Excluding the impact of acquisitions, Mexico's volume declined 7% in the second quarter and 5% on a year-to-date basis, which was below our expectations. Mexico's volume declines were driven primarily by softness in our jug water business. As jug water comprises 40% of Mexico's volume, one of our priorities is to develop this key component our business. There were also declines in our carbonated soft drink volume in Mexico, however, we saw continued positive trends in our eight-ounce equivalent case volume (one eight-ounce case is equal to 192 U.S. fluid ounces of finished beverages), resulting from the upsizing initiatives of the 2.5-liter carbonated soft drink package.

     Our worldwide volume in the second half of 2004 is expected to grow 2%, reflecting growth in the United States of 1% and a continued strong performance in Europe. In Mexico, for the second half of 2004, we expect physical case volume declines in the low single digits.

Net Revenues

                                                   12 Weeks Ended          24 Weeks Ended
                                                 June 12, 2004 vs.        June 12, 2004 vs.
                                                   June 14, 2003           June 14, 2003
                                                 -----------------        -----------------
                                             World-         Outside     World-           Outside
                                              wide   U.S.   the U.S.     wide    U.S.    the U.S.
                                             -----   ----   --------    -----   -----    --------
Volume impact.........................         2 %    3 %     1 %         3 %     4 %      2 %
Net price per case impact (rate/mix)..         4 %    3 %     2 %         4 %     3 %      3 %
Effect of currency translations.......         0 %    0 %     1 %         1 %     0 %      3 %
                                             -----   -----   -----       -----   -----   -----
    Total Net Revenues change.........         6 %    6 %     4 %         8 %     7 %      8 %
                                             =====   =====   =====       =====   =====   =====

     Net revenues were $2.7 billion for the second quarter and $4.7 billion for the first twenty-four weeks in 2004, a 6% and 8% respective increase over similar periods in 2003. The increases in net revenues for the quarter and on a year-to-date basis were driven by improvements in volume and growth in net revenue per case of 4%.

     In the U.S., net revenues increased 6% in the second quarter and 7% for the first twenty-four weeks of 2004, when compared with the similar periods of 2003. The increases in net revenues in the U.S. were driven by growth in both volume and net price per case. The 3% increase in net price per case in the U.S. for the quarter and on a year-to-date basis was due to a combination of rate increases and mix benefits. Net price per case in the U.S. continues to benefit from the strong cold drink growth, which is our most profitable business. This growth was driven by the additional space we allocated to our core soft drinks, as well as the introduction of new products including the launch of TROPICANA juice drinks and PEPSI VANILLA.

     Net revenues outside the U.S. grew approximately 4% in the second quarter and 8% for the first twenty-four weeks of 2004. The increases in net revenues outside the U.S. for the quarter and on a year-to-date basis were driven by volume and net price per case growth in Europe and Canada coupled with the favorable impact of foreign exchange. This growth was partially offset by a 10% and 7% decline in net revenues in Mexico for the quarter and the first twenty-four weeks of 2004, respectively, due primarily to decreases in volume and the devaluation of the Mexican peso.

     In the second quarter, approximately 71% of our net revenues was generated in the U.S., 10% of our net revenues was generated in Mexico and the remaining 19% was generated outside the U.S. and Mexico. On a year-to-date basis, approximately 75% of our net revenues was generated in the U.S., 9% of our net revenues was generated in Mexico and the remaining 16% was generated outside the U.S. and Mexico.

     We expect our worldwide net revenue per case to grow about 2% in the second half of the year in 2004, driven by 2% to 3% net revenue per case growth in the United States as we leverage both our rate and mix strategies.

Cost of Sales

                                                 12 Weeks Ended               24 Weeks Ended
                                                June 12, 2004 vs.            June 12, 2004 vs.
                                                  June 14, 2003               June 14, 2003
                                                -----------------            -----------------
                                             World-         Outside     World-          Outside
                                              wide   U.S.   the U.S.     wide    U.S.   the U.S.
                                             ------ -----  ---------    ------  -----  ---------

Volume impact.........................         2 %    3 %     1 %         3 %     4 %      2 %
Costs per case impact.................         4 %    4 %     5 %         5 %     5 %      5 %
Currency translation..................         1 %    0 %     1 %         2 %     0 %      4 %
                                              -----  -----  -----       -----    ----     ----
     Total Cost of Sales change.......         7 %    7 %     7 %        10 %     9 %     11 %
                                              =====  =====  =====       =====    =====    ====

     Cost of sales was $1.4 billion in the second quarter and $2.4 billion for the first twenty-four weeks of 2004, a 7% and 10% respective increase over similar periods in 2003. The growth in cost of sales on a quarter and year-to-date basis was driven primarily by volume and costs per case increases, coupled with the negative impact of foreign currency translation.

     In the U.S., cost of sales grew 7% in the second quarter and 9% for the first twenty-four weeks of 2004, due to volume growth and increases in costs per case. The increases in costs per case resulted from the impact of higher priced products, including our non-carbonated products, coupled with higher commodity costs.

     Cost of sales outside the U.S. grew approximately 7% in the second quarter and 11% for the first twenty-four weeks of 2004, reflecting increases in costs per case in Europe and Mexico, coupled with volume growth in Europe and the negative impact from foreign currency translation. Costs per case increases outside the U.S. were driven by a mix shift into higher priced products and packages, coupled with increases in certain commodity costs.

     For the full year of 2004, we expect our worldwide cost of sales per case to grow 3% to 5% as we continue to sell higher cost products.

Selling, Delivery and Administrative Expenses

                                               12 Weeks Ended              24 Weeks Ended
                                              June 12, 2004 vs.           June 12, 2004 vs.
                                                June 14, 2003               June 14, 2003
                                              -----------------           ------------------
                                           World-          Outside     World-          Outside
                                            wide     U.S.  the U.S.     wide     U.S.   the U.S.
                                           ------   -----  --------    ------   -----  ---------

Cost impact...........................       4 %      3 %     6 %        4 %      3 %      6 %
Currency translation..................       0 %      0 %     2 %        1 %      0 %      4 %
                                            ----     ----    ----       ----     ----     ----
     Total SD&A change................       4 %      3 %     8 %        5 %      3 %     10 %
                                            ====     ====    ====       ====     ====     ====

     Selling, delivery and administrative expenses were $1.0 billion in the second quarter and $1.9 billion for the first twenty-four weeks of 2004, a 4% and 5% respective increase over similar periods in 2003. The increase in selling, delivery and administrative expenses in the U.S. resulted from additional variable costs associated with volume growth, partially offset by lower casualty insurance expenses. The increases in selling, delivery and administrative expenses outside the U.S.

were driven primarily by higher operating costs in Mexico, Russia and Turkey, coupled with the negative impact of foreign currency translation.

     Selling, delivery and administrative expenses for the full year is expected to grow in the low-single digits.

Operating Income

     Operating income was $286 million in the second quarter and $423 million for the first twenty-four weeks of 2004, a 6% and 8% respective increase over similar periods in 2003. Growth in operating income was driven by a 16% and 15% increase in the U.S. for the quarter and the first twenty-four weeks of 2004, respectively. Operating income increases in the U.S. were due to strong topline growth, partially offset by higher cost of sales and selling, delivery and administrative expenses. This growth was partially offset by operating income declines in Mexico due primarily to decreases in volume for both the quarter and on a year-to-date basis.

     Operating profit for the full year in 2004 is expected to increase in the mid-single digits driven by the continued strong topline growth in the U.S., Europe and Canada.

Interest Expense, net

     Interest expense, net decreased by $4 million in the second quarter and $2 million for the first twenty-four weeks of 2004, when compared with similar periods of 2003, largely due to lower effective interest rates achieved on our long-term debt.

     For the full year of 2004, we expect interest expense, net to be between $240 million to $245 million.

Income Tax Expense

     Our effective tax rate for the twenty-four weeks ended 2004 and 2003 was 34.3% and 34.25%, respectively.


Liquidity and Financial Condition
---------------------------------

Cash Flows

     Net operating cash provided by operations grew by $98 million to $313 million in the first half of 2004 due to higher profits, lapping of payments related to the settlement of our New Jersey wage and hour litigation in 2003 and working capital improvements. These upsides were partially offset by the timing of pension contributions during 2004.

     Net cash used for investments decreased by $91 million to $272 million, principally reflecting lower acquisition spending.

     Net cash used for financing increased by $1,145 million to $1,029 million driven primarily by the repayment of our $1.0 billion note in February 2004 and lower proceeds from long-term borrowings, coupled with higher share repurchases.

     For the full year in 2004,  we  expect  to  achieve  net cash  provided  by
operations  of  more  than  $1.2  billion.   In  addition,   we  expect  capital
expenditures to be between $675 million and $700 million.

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

     We have a $500 million commercial paper program that is supported by a credit facility, which is guaranteed by Bottling Group, LLC. During the second quarter, we have renegotiated our two $250 million credit facilities into one $500 million credit facility, which expires in April 2009. At June 12, 2004, we had $115 million outstanding in commercial paper.

     Due to the nature of our business, we require insurance coverage for certain casualty risks. Given the rapidly increasing costs associated with obtaining third-party insurance coverage for our casualty risks in the U.S., we moved to a self-insurance program in 2002. In 2004, we are self-insured for workers' compensation and automobile risks for occurrences up to $10 million, and product and general liability risks for occurrences up to $5 million. For losses exceeding these self-insurance thresholds, we purchase casualty insurance from a third-party provider.

     During the second quarter, we repaid our $160 million 9.75% senior notes by liquidating our investments in our debt defeasance trust.

     On June 22, 2004, we signed a letter of intent to purchase the Auburn, Maine-based Pepsi bottling operation of Seltzer and Rydholm, Inc. We expect to close in the fall of 2004.

Contractual Obligations

     As of June 12, 2004, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2003, under the caption "Contractual Obligations," other than the repayment of our long-term debt as discussed above.

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

                           PART II - OTHER INFORMATION

Item 1.
Legal Proceedings
-----------------

     On July 14, 2004, Bottling LLC accepted three criminal misdemeanor pleas from the Onondaga District Attorney's Office and from the State of New York Attorney General's Office relating to allegations that certain of Bottling LLC's warehouses and distribution centers improperly discharged certain substances into either storm drain systems or into publicly owned treatment works without the requisite permits. The substances consisted of fountain syrup, outdated beverage products, water used to wash vehicles, waste water from cleaning floors or spills from vehicle maintenance activities. The pleas provided for a $200,000 penalty and the funding of an existing environmental program to remediate Lake Onondaga for the benefit of that community in the amount of $2.78 million.


Item 2.
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

PBG Purchases of Equity Securities
-----------------------------------

     In the second quarter of 2004, we repurchased approximately 7.3 million shares. Since the inception of our share repurchase program in October 1999,
73.4 million shares of PBG common stock have been repurchased. Our share repurchases for the second quarter of, 2004, are as follows:

                                                                                    Maximum Number (or
                 Total Number of                     Total Number of Shares (or   Approximate Dollar Value)
                    Shares (or     Average Price     Units) Purchased as Part of   of Shares (or Units) that
                      Units)       Paid per Share    Publicly Announced Plans or     May Yet Be Purchased
Period             Purchased 1      (or Unit)2               Programs 3          Under the Plans or Programs 3
--------------------------------------------------------------------------------------------------------------------
Period 4          1,925,000           $29.56                 1,925,000                     31,897,400
--------
03/21/04-
04/17/04
--------------------------------------------------------------------------------------------------------------------
Period 5          2,450,900           $29.34                 2,450,900                     29,446,500
--------
04/18/04-
05/15/04
--------------------------------------------------------------------------------------------------------------------
Period 6          2,887,500           $28.97                 2,887,500                     26,559,000
--------
05/16/04-
06/12/04
--------------------------------------------------------------------------------------------------------------------
Total             7,263,400           $29.25                 7,263,400                     26,559,000

     1 Shares have only been repurchased through publicly announced programs.

     2 Average share price excludes brokerage fees.

     3 The PBG Board has authorized the repurchase of shares of common stock on the open market and through negotiated transactions as follows:

              Date Share Repurchase Program was Publicly Announced                Number of Shares
                                                                                  Authorized to be
                                                                                    Repurchased
     October 14, 1999.......................................................         20,000,000
     July 13, 2000..........................................................         10,000,000
     July 11, 2001..........................................................         20,000,000
     May 28, 2003...........................................................         25,000,000
     March 25, 2004.........................................................         25,000,000
                                                                                     ----------
     Total shares authorized to be repurchased as of June 12, 2004..........        100,000,000
                                                                                    ===========

     Unless terminated by resolution of the PBG Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

Item 4.

Submission of Matters to a Vote of Security Holders
----------------------------------------------------
(a) Annual Meeting of Shareholders of PBG was held on May 26, 2004.
(b) The names of all directors are set forth below. The proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the nominees as listed in the proxy and all such nominees were elected.
(c) A brief description of each matter voted on and the approximate number of votes cast are as follows:

                                               Number of Votes (millions)
                                               --------------------------
                                                          Withheld/    Broker
Description of Proposals                  For    Against   Abstain    Non-votes
------------------------                  ---    -------  --------    ---------
1) Election of Directors:
    Linda G. Alvarado                     252      N/A       10          N/A
    Barry H. Beracha                      253      N/A        9          N/A
    John T. Cahill                        258      N/A        3          N/A
    Ira D. Hall                           253      N/A        9          N/A
    Thomas H. Kean                        254      N/A        8          N/A
    Susan D. Kronick                      253      N/A        9          N/A
    Blythe J. McGarvie                    253      N/A        9          N/A
    Margaret D. Moore                     259      N/A        3          N/A
    Rogelio Rebolledo                     256      N/A        6          N/A
    Clay G. Small                         259      N/A        3          N/A
2) 2004 Long-Term Incentive Plan          175       75        1           10
3) Approval of the appointment of
    KPMG LLP as independent auditors      258       3         1          N/A

Item 5.

Other Information
------------------
     The financial statements of Bottling LLC, included in Bottling LLC's Quarterly Report on Form 10-Q and filed with the SEC on July 21, 2004, are hereby incorporated by reference as required by the SEC as a result of Bottling LLC's guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

Item 6.

Exhibits and Reports on Form 8-K
--------------------------------

ITEM 6 (a). EXHIBITS
--------------------

Exhibit No.
-----------
4.1 U.S. $500,000,000 5-Year Credit Agreement dated as of April 28, 2004 among The Pepsi Bottling Group Inc., Bottling Group, LLC, JP Morgan Chase Bank as Agent, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Book Managers and Bank of America, N.A., Citicorp USA, Inc., Credit Suisse First Boston and Deutsche Bank Securities Inc., as Syndication Agents

10.1 PBG 2004 Long-Term Incentive Plan which is incorporated herein by reference to Appendix B to PBG's Proxy Statement for the 2004 Annual Meeting of Shareholders

11.1      Computation of Basic and Diluted Earnings Per Share

15.1      Accountants' Acknowledgement

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

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 6 (b). REPORTS ON FORM 8-K
-------------------------------

     On March 30, 2004, we announced our preliminary results for the first quarter ended March 20, 2004, and also affirmed our full year 2004 forecast.

     On April 13, 2004, we announced our results for the first quarter ended March 20, 2004, our second quarter 2004 forecast and also affirmed our full year 2004 forecast.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             THE PEPSI BOTTLING GROUP, INC.
                                             -----------------------------
                                                    (Registrant)






Date: July 21, 2004                            /s/ Andrea L. Forster
      -------------                            ---------------------
                                               Andrea L. Forster
                                               Vice President and Controller






Date: July 21, 2004                            /s/ Alfred H. Drewes
      -------------                            --------------------
                                               Alfred H. Drewes
                                               Senior Vice President and
                                               Chief Financial Officer