Form 10-Q
period 2004-09-04
PEPSI BOTTLING GROUP INC
filed 2004-10-13
CIK 1076405

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended September 4, 2004
                               -----------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______________  to  ______________

Commission file number 1-14893
                       -------



                         THE PEPSI BOTTLING GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           13-4038356
   ------------------------------                          -------------------
  (State or other jurisdiction of                               (I.R.S.
employer incorporation or organization)                    Identification No.)

    One Pepsi Way, Somers, New York                              10589
   --------------------------------                         ------------------
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

Number of shares of Common Stock outstanding as of October 1,  2004:
250,083,076

                         The Pepsi Bottling Group, Inc.
                         ------------------------------
                                      Index


                                                                                                        Page No.
                                                                                                        --------

Part I         Financial Information

    Item 1.    Financial Statements
               Condensed Consolidated Statements of Operations -
                   12 and 36 weeks ended September 4, 2004 and September 6, 2003                           2

               Condensed Consolidated Statements of Cash Flows -
                   36 weeks ended September 4, 2004 and September 6, 2003                                  3

               Condensed Consolidated Balance Sheets -
                   September 4, 2004 and December 27, 2003                                                 4

               Notes to Condensed Consolidated Financial Statements                                     5-11

               Report of Independent Registered Public Accounting Firm                                    12

    Item 2.    Management's Financial Review                                                           13-19

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                 20

    Item 4.    Controls and Procedures                                                                    20

Part II        Other Information

    Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases
                   of Equity Securities                                                                   21

    Item 5.    Other Information                                                                       22-23

    Item 6.    Exhibits and Reports on Form 8-K                                                           23

                         PART I - FINANCIAL INFORMATION
    Item 1.
                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Operations
                in millions, except per share amounts, unaudited

                                                                                      12 Weeks Ended           36 Weeks Ended
                                                                                      --------------           --------------
                                                                                  September    September    September   September
                                                                                   4, 2004      6, 2003      4, 2004     6, 2003
                                                                                   -------      -------      -------     -------

     Net revenues...............................................................    $2,934       $2,810       $7,676      $7,216
     Cost of sales..............................................................     1,522        1,438        3,951       3,655
                                                                                     -----        -----        -----       -----

     Gross profit...............................................................     1,412        1,372        3,725       3,561
     Selling, delivery and administrative expenses..............................     1,055        1,014        2,945       2,812
                                                                                     -----        -----        -----       -----

     Operating income...........................................................       357          358          780         749
     Interest expense, net......................................................        50           56          158         166
     Other non-operating expenses, net..........................................         1            2            3           5
     Minority interest..........................................................        22           21           43          41
                                                                                     -----        -----        -----       -----

     Income before income taxes.................................................       284          279          576         537
     Income tax expense.........................................................        93           96          193         184
                                                                                     -----        -----        -----       -----
     Income before cumulative effect of change in accounting
     principle..................................................................       191          183          383         353
     Cumulative effect of change in accounting principle, net of
     tax and minority interest..................................................         -            -            -           6
                                                                                     -----        -----        -----       -----

     Net income.................................................................    $  191       $  183       $  383      $  347
                                                                                     =====        =====        =====       =====

     Basic earnings per share before  cumulative  effect of change
     in accounting principle....................................................    $ 0.75       $ 0.68       $ 1.49      $ 1.29
     Cumulative effect of change in accounting principle........................         -            -            -       (0.02)
                                                                                     -----        -----        -----       -----
     Basic earnings per share...................................................    $ 0.75       $ 0.68       $ 1.49      $ 1.27
                                                                                     =====        =====        =====       =====

     Weighted-average shares outstanding........................................       254          268          257         273

     Diluted  earnings  per  share  before  cumulative  effect  of
     change in accounting principle.............................................    $ 0.73       $ 0.67       $ 1.44      $ 1.26
     Cumulative effect of change in accounting principle........................         -            -            -       (0.02)
                                                                                     -----        -----        -----       -----
     Diluted earnings per share.................................................    $ 0.73       $ 0.67       $ 1.44      $ 1.24
                                                                                     =====        =====        =====       =====

     Weighted-average shares outstanding........................................       262          274          266         280


     See accompanying notes to Condensed Consolidated Financial Statements.

                         The Pepsi Bottling Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             in millions, unaudited

                                                                                              36 Weeks Ended
                                                                                              --------------
                                                                                         September      September
                                                                                          4, 2004        6, 2003
                                                                                         ---------      ---------
    Cash Flows - Operations
     Net income.................................................................         $   383          $ 347
     Adjustments to reconcile net income to net cash provided by operations:
       Depreciation.............................................................             394            380
       Amortization.............................................................               9              6
       Deferred income taxes....................................................              38             56
       Cumulative effect of change in accounting principle......................               -              6
       Other non-cash charges and credits, net..................................             208            232
       Changes in operating working capital, excluding effects of acquisitions:
         Accounts receivable, net...............................................            (332)          (324)
         Inventories, net.......................................................             (91)           (52)
         Prepaid expenses and other current assets..............................             (15)           (14)
         Accounts payable and other current liabilities.........................             224             44
                                                                                          ------           ----
       Net change in operating working capital .................................            (214)          (346)
                                                                                          ------           ----
       Pension contributions....................................................             (72)           (15)
       Other, net...............................................................             (36)           (34)
                                                                                          ------           ----

    Net Cash Provided by Operations.............................................             710            632
                                                                                          ------           ----

    Cash Flows - Investments
       Capital expenditures.....................................................            (425)          (428)
       Acquisitions of bottlers.................................................              (8)           (97)
       Sale of property, plant and equipment....................................               8              5
                                                                                          ------           ----

    Net Cash Used for Investments...............................................            (425)          (520)
                                                                                          ------           ----

    Cash Flows - Financing
       Short-term borrowings - three months or less.............................             139             30
       Proceeds from issuance of long-term debt.................................              23            247
       Payments of long-term debt...............................................          (1,010)           (13)
       Dividends paid...........................................................             (18)            (8)
       Proceeds from exercise of stock options..................................              98             28
       Purchases of treasury stock..............................................            (492)          (363)
                                                                                          ------           ----

    Net Cash Used for Financing.................................................          (1,260)           (79)
                                                                                          ------           ----

    Effect of Exchange Rate Changes on Cash and Cash Equivalents................              (3)             1
                                                                                          ------           ----
    Net (Decrease)/Increase in Cash and Cash Equivalents........................            (978)            34
    Cash and Cash Equivalents - Beginning of Period.............................           1,235            222
                                                                                          ------           ----
    Cash and Cash Equivalents - End of Period...................................         $   257          $ 256
                                                                                          ======           ====

    Supplemental Cash Flow Information
    Net third-party interest paid...............................................         $   184          $ 186
                                                                                          ======           ====
    Income taxes paid...........................................................         $    75          $  65
                                                                                          ======           ====

    See accompanying notes to Condensed Consolidated Financial Statements.

                         The Pepsi Bottling Group, Inc.
                      Condensed Consolidated Balance Sheets
                      in millions, except per share amounts

                                                                                        (Unaudited)
                                                                                        September 4,      December 27,
                                                                                           2004              2003
                                                                                          ------            ------
    Assets
    Current Assets
       Cash and cash equivalents................................................         $   257           $ 1,235
       Accounts receivable, less allowance of $66 at
         September 4, 2004 and $72 at December 27, 2003.........................           1,295               994
       Inventories..............................................................             464               374
       Prepaid expenses and other current assets................................             261               268
       Investment in debt defeasance trust......................................               -               168
                                                                                          ------            ------
         Total Current Assets...................................................           2,277             3,039

    Property, plant and equipment, net..........................................           3,424             3,423
    Other intangible assets, net................................................           3,543             3,562
    Goodwill....................................................................           1,396             1,386
    Other assets................................................................             121               134
                                                                                          ------            ------
         Total Assets...........................................................         $10,761           $11,544
                                                                                          ======            ======

    Liabilities and Shareholders' Equity
    Current Liabilities
       Accounts payable and other current liabilities...........................         $ 1,431           $ 1,231
       Short-term borrowings....................................................             184                67
       Current maturities of long-term debt.....................................              53             1,180
                                                                                          ------            ------
         Total Current Liabilities..............................................           1,668             2,478

    Long-term debt..............................................................           4,483             4,493
    Other liabilities...........................................................             850               875
    Deferred income taxes.......................................................           1,462             1,421
    Minority interest...........................................................             436               396
                                                                                          ------            ------
         Total Liabilities......................................................           8,899             9,663
                                                                                          ------            ------

    Shareholders' Equity
       Common stock, par value $0.01 per share:
           authorized 900 shares, issued 310 shares.............................               3                 3
       Additional paid-in capital...............................................           1,730             1,743
       Retained earnings........................................................           1,826             1,471
       Accumulated other comprehensive loss.....................................            (406)             (380)
       Deferred compensation....................................................              (4)               (4)
       Treasury stock: 59 shares and 49 shares at September 4, 2004 and December
          27, 2003, respectively................................................          (1,287)             (952)
                                                                                          ------            ------
              Total Shareholders' Equity........................................           1,862             1,881
                                                                                          ------            ------
               Total Liabilities and Shareholders' Equity.......................         $10,761           $11,544
                                                                                          ======            ======

     See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions, except per share amounts
--------------------------------------------------------------------------------

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

     As of September 4, 2004, PepsiCo Inc.'s ("PepsiCo") ownership consisted of 42.2% of our outstanding common stock and 100% of our outstanding Class B common stock, together representing 47.4% of the voting power of all classes of our voting stock. PepsiCo also owns approximately 6.8% of the equity of Bottling Group, LLC, our principal operating subsidiary.

     The accompanying Condensed Consolidated Balance Sheet at September 4, 2004, the Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended September 4, 2004 and September 6, 2003 and the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 4, 2004 and September 6, 2003 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 27, 2003 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

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

     FASB Staff Position FAS 106-2

     During  the  second  quarter,  the  Financial  Accounting  Standards  Board
("FASB") issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." See Note 8 - Pension and Postretirement Benefit Plans for further details regarding the impact of FASB Staff Position FAS 106-2.

     Share-Based Payments

     The FASB has issued an exposure draft proposing to expense the fair value of share-based payments to employees beginning in 2005. We are currently evaluating the impact of this proposed standard on our financial statements.


Note 4 - Stock-Based Compensation

     We measure stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation expense for stock option grants to our employees is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant stock options at fair value on the date of grant. As allowed by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," we have elected to continue to apply the intrinsic-value based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." If we had measured compensation cost for the stock awards granted to our employees under the fair-value based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:


                                                                      12 Weeks Ended                36 Weeks Ended
                                                                      --------------                --------------
                                                                 September     September      September      September
                                                                  4, 2004       6, 2003        4, 2004        6, 2003
                                                                  -------       -------        -------        -------
Net income:
As reported..................................................      $ 191         $ 183          $ 383          $ 347
Add:  Total stock-based employee compensation included
      in reported net income, net of taxes and
      and minority interest..................................          -             -              1              2
Less: Total stock-based employee compensation
      determined under fair-value based method for all
      awards, net of  taxes and minority interest............        (10)          (12)           (29)           (32)
                                                                    ----          ----           ----           ----

Pro forma....................................................      $ 181         $ 171          $ 355          $ 317
                                                                    ====          ====           ====           ====

Earnings per share:
   Basic - as reported.......................................      $0.75         $0.68          $1.49          $1.27
   Basic - pro forma.........................................       0.71          0.64           1.38           1.16
   Diluted - as reported.....................................      $0.73         $0.67          $1.44          $1.24
   Diluted - pro forma.......................................       0.69          0.63           1.33           1.14

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

     The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                                       12 Weeks Ended             36 Weeks Ended
                                                                       --------------             --------------
                                                                 September     September      September      September
                                                                  4, 2004       6, 2003        4, 2004        6, 2003
                                                                  -------       -------        -------        -------
Risk-free interest rate......................................        3.9%          2.8%           3.2%           2.9%
Expected life................................................      6 years      6 years        6 years        6 years
Expected volatility..........................................         35%           37%            35%            37%
Expected dividend yield......................................       0.66%         0.21%          0.68%          0.17%


Note 5 - Inventories
                                                                 September     December
                                                                  4, 2004      27, 2003
                                                                  -------      --------
Raw materials and supplies...................................      $ 177        $ 140
Finished goods...............................................        287          234
                                                                    ----         ----
                                                                   $ 464        $ 374
                                                                    ====         ====

Note 6 - Property, plant and equipment, net

                                                                September      December
                                                                 4, 2004       27, 2003
                                                                 -------       --------
Land.........................................................    $   253       $   241
Buildings and improvements...................................      1,221         1,185
Manufacturing and distribution equipment.....................      3,095         3,028
Marketing equipment..........................................      2,187         2,131
Other........................................................        175           176
                                                                  ------        ------
                                                                   6,931         6,761
Accumulated depreciation.....................................     (3,507)       (3,338)
                                                                  ------        ------
                                                                 $ 3,424       $ 3,423
                                                                  ======        ======

Note 7 - Other intangible assets, net and Goodwill
                                                                 September     December
                                                                  4, 2004      27, 2003
                                                                  -------      --------
Intangibles subject to amortization:
     Gross carrying amount:
         Customer relationships and lists ...................    $    45       $    42
         Franchise rights....................................         24            23
         Other identified intangibles........................         28            27
                                                                  ------        ------
                                                                      97            92
                                                                  ------        ------
     Accumulated amortization:
         Customer relationships and lists ...................         (5)           (3)
         Franchise rights....................................        (13)          (10)
         Other identified intangibles........................        (15)          (12)
                                                                  ------        ------
                                                                     (33)          (25)
                                                                  ------        ------
Intangibles subject to amortization, net.....................         64            67
                                                                  ------        ------

Intangibles not subject to amortization:
     Carrying amount:
         Franchise rights....................................      2,900         2,908
         Distribution rights.................................        282           286
         Trademarks..........................................        204           207
         Other identified intangibles........................         93            94
                                                                  ------        ------
     Intangibles not subject to amortization.................      3,479         3,495
                                                                  ------        ------
Total other intangible assets, net...........................    $ 3,543       $ 3,562
                                                                  ======        ======

Goodwill.....................................................    $ 1,396       $ 1,386
                                                                  ======        ======

     Goodwill increased by approximately $10 million in 2004 due to purchase price allocations of $11 million relating to our recent acquisitions, partially offset by the impact from foreign currency translation of $1 million.

     For intangible assets subject to amortization, we calculate amortization expense on a straight-line basis over the period we expect to receive economic benefit. Total amortization expense was $9 million and $6 million for the thirty-six weeks ended September 4, 2004 and September 6, 2003, respectively. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:


                                         Weighted-Average   Estimated Aggregate Amortization Expense to be Incurred
                                         ----------------   -------------------------------------------------------
                                           Amortization
                                           ------------
                                              Period
                                              ------
                                                            Balance of                  Fiscal Year Ending
                                                            ----------                  ------------------
                                                               2004         2005        2006        2007         2008
                                                               ----         ----        ----        ----         ----
Customer relationships and lists..........   17-20 years        $1           $3          $3          $3           $3
Franchise rights..........................       5 years        $1           $5          $2          $1           $-
Other identified intangibles..............       6 years        $1           $4          $3          $2           $1


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

     Components of our U.S. pension expense for the twelve and thirty-six weeks ended September 4, 2004 and September 6, 2003 are as follows:

                                                                   12 Weeks Ended              36 Weeks Ended
                                                                   --------------              --------------
                                                               September    September      September     September
                                                                4, 2004      6, 2003        4, 2004       6, 2003
                                                                -------      -------        -------       -------
   Service cost.............................................      $ 10         $  9           $ 30          $ 26
   Interest cost............................................        16           14             48            43
   Expected return on plan assets...........................       (19)         (16)           (57)          (47)
   Amortization of prior service cost.......................         2            2              5             5
   Amortization of net loss.................................         5            3             16             9
                                                                   ---          ---            ---           ---
   Net pension expense for the defined benefit plans........        14           12             42            36
                                                                   ---          ---            ---           ---

   Defined contribution plans expense.......................         4            4             14            13
                                                                   ---          ---            ---           ---

   Total pension expense recognized in the Condensed
   Consolidated Statements of Operations....................      $ 18         $ 16           $ 56          $ 49
                                                                   ===          ===            ===           ===

     We expect to contribute $100 million to our U.S. pension plans in 2004. As of September 4, 2004, $70 million of contributions to our U.S. pension plans have been made.

     Postretirement Benefits

     Our postretirement plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.

     Components of our U.S. postretirement benefits expense for the twelve and thirty-six weeks ended September 4, 2004 and September 6, 2003 are as follows:

                                                                   12 Weeks Ended              36 Weeks Ended
                                                                   --------------              --------------
                                                               September    September      September     September
                                                                4, 2004      6, 2003        4, 2004       6, 2003
                                                                -------      -------        -------       -------
   Service cost.............................................      $  1         $  1           $  3          $  3
   Interest cost............................................         4            4             13            13
   Amortization of net loss.................................         1            1              3             2
                                                                   ---          ---            ---           ---
   Net postretirement benefits expense recognized in the
   Condensed Consolidated Statements of Operations..........      $  6         $  6           $ 19          $ 18
                                                                   ===          ===            ===           ===

     On May 19, 2004, FASB Staff Position No. FAS 106-2 ("FSP") was issued by FASB to provide guidance relating to the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). We currently provide postretirement benefits to a group of retirees (employees who retired prior to the beginning of 1993) with little or no cost sharing. For these retirees, the prescription drug benefit provided by us would be considered to be actuarially equivalent to the benefit provided under the Act. Therefore, we have retroactively applied the FSP to the date of enactment. As a result:

     o The obligation (accumulated projected benefit obligation) decreased by $11.7 million, and

     o The net periodic postretirement benefits cost decreased by $0.3 million and $0.6 million for the twelve and thirty-six weeks ended September 4, 2004, respectively.

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

Net Revenues                                                     12 Weeks Ended              36 Weeks Ended
------------                                                     --------------              --------------
                                                            September     September     September      September
                                                             4, 2004       6, 2003       4, 2004        6, 2003
                                                             -------       -------       -------        -------
U.S.....................................................     $ 2,002       $ 1,929       $ 5,537        $ 5,222
Mexico..................................................         288           298           722            763
Other countries.........................................         644           583         1,417          1,231
                                                              ------        ------        ------         ------
                                                             $ 2,934       $ 2,810       $ 7,676        $ 7,216
                                                              ======        ======        ======         ======

Long-Lived Assets                                           September     December
                                                             4, 2004      27, 2003
                                                             -------      --------
U.S.....................................................     $ 5,727       $ 5,723
Mexico..................................................       1,410         1,432
Other countries.........................................       1,347         1,350
                                                              ------        ------
                                                             $ 8,484       $ 8,505
                                                              ======        ======


Note 10 - Comprehensive Income

                                                                 12 Weeks Ended              36 Weeks Ended
                                                                 --------------              --------------
                                                            September     September     September      September
                                                             4, 2004       6, 2003       4, 2004        6, 2003
                                                             -------       -------       -------        -------
Net income..............................................       $ 191         $ 183         $ 383         $ 347
Currency translation adjustment.........................          36          (112)          (21)           30
Cash flow hedge adjustment (a) (b)......................          (2)            2            (5)            9
                                                                ----          ----          ----          ----
Comprehensive income....................................       $ 225         $  73         $ 357         $ 386
                                                                ====          ====          ====          ====


(a) Net of minority interest and taxes of $1 million and $1 million for the 12 weeks ended September 4, 2004 and September 6, 2003, respectively.
(b) Net of minority interest and taxes of $4 million and $7 million for the thirty-six weeks ended September 4, 2004 and September 6, 2003, respectively.

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

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors & Shareholders of
The Pepsi Bottling Group, Inc:

We have reviewed the accompanying condensed consolidated balance sheet of The Pepsi Bottling Group, Inc. and subsidiaries as of September 4, 2004, the related condensed consolidated statements of operations for the twelve week and thirty-six week periods ended September 4, 2004 and September 6, 2003, respectively, and the related condensed consolidated statements of cash flows for the thirty-six week periods ended September 4, 2004 and September 6, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Pepsi Bottling Group, Inc. and subsidiaries as of December 27, 2003, and the related consolidated statements of operations, cash flows and changes in shareholderss equity, for the fiscal year then ended not presented herein; and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 27, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLP
New York, New York
September 28, 2004

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

Financial Performance Summary
-----------------------------

                                                  12 Weeks Ended                         36 Weeks Ended
                                                  --------------                         --------------
                                    Sept.          Sept.            %           Sept.          Sept.           %
                                   4, 2004        6, 2003         Change       4, 2004        6, 2003        Change
                                   -------        -------         ------       -------        -------        ------

Net revenues....................    $2,934         $2,810           4%          $7,676         $7,216          6%

Gross profit....................    $1,412         $1,372           3%          $3,725         $3,561          5%

Operating income................    $  357         $  358           0%          $  780         $  749          4%


Income before cumulative
effect of change in accounting
principle 1.....................    $  191         $  183           4%          $  383           $353          8%

Net income......................    $  191         $  183           4%          $  383           $347         10%

Diluted earnings per share
before cumulative effect of
change in accounting
principle 1, 2..................    $ 0.73         $ 0.67           9%          $ 1.44         $ 1.26         14%

Diluted earnings per share 2....    $ 0.73         $ 0.67           9%          $ 1.44         $ 1.24         16%

1 - Cumulative effect of change in accounting principle for the thirty-six weeks ended September 6, 2003, reflects the impact of adoption of EITF Issue No. 02-16. See Note 3 - New Accounting Standards in the Notes to Condensed Consolidated Financial Statements for more information.

2 - Percentage change for diluted earnings per share and diluted earnings per share before cumulative effect of change in accounting principle is calculated by using earnings per share data that is expanded to the fourth decimal place.

     For the third quarter we achieved diluted earnings per share of $0.73, a nine percent increase over the similar period in the prior year, which includes a $0.02 gain from the settlement of certain international tax audits. We generated strong top line results during the quarter, growing worldwide net revenues by 4%, driven by innovation and execution in the marketplace. This growth has been balanced, reflecting 2% growth in both volume and net revenue per case. The strong topline growth has been partially offset by higher cost of sales as a result of mix shifts into more expensive products and packages coupled with increases in raw material costs. However, even with the increase in cost of sales, our gross profit is still growing as our worldwide gross profit per case increased one percent during the quarter versus the prior year.

     From a cost perspective, selling, delivery and administrative expenses have increased four percent in the third quarter versus the prior year. Approximately one half of this increase is due to higher incentive compensation and benefit costs. As a result of these higher costs, operating income for the quarter was flat versus the prior year.

     We expect our full year worldwide operating income performance to be in line with our year-to-date trends, reflecting growth in both volume and net revenue per case of two to three percent. Our cost of goods sold per case is expected to grow three to five percent for the full year of 2004.

Volume


                                12 Weeks Ended              36 Weeks Ended
                               Sept. 4, 2004 vs.           Sept. 4, 2004 vs.
                                Sept. 6, 2003               Sept. 6, 2003
                                -------------               -------------
                           World-         Outside        World-          Outside
                            wide   U.S.   the U.S.       wide    U.S.   the U.S.
                           -----   ----   --------       -----  ----    --------
Base volume..............    2  %   1  %    4  %          3  %    3  %     2  %
Acquisitions.............    0  %   0  %    1  %          0  %    0  %     1  %
                            ---    ---     ---           ---     ---      ---
Total volume change          2  %   1  %    5  %          3  %    3  %     3  %
                            ===    ===     ===           ===     ===      ===

     Our reported worldwide physical case volume increased two percent in the third quarter and three percent in the first thirty-six weeks of 2004, when compared with similar periods of 2003. For the quarter, increases in reported worldwide volume were driven by growth in the U.S., Europe, Mexico and Canada. On a year-to-date-basis, worldwide volume growth reflects increases in the U.S., Europe and Canada, partially offset by volume declines in Mexico.

     In the U.S., our volume increased by one percent in the third quarter and three percent on a year-to-date basis reflecting growth in both the cold-drink and take-home channels of our business. While we did experience softness in our retail bottle and can cold drink segments, we have been experiencing very good results in our foodservice business. Our foodservice business segment, which comprises our on-premise and full service vending accounts, has generated solid results, up four percent for the quarter and six percent on a year-to-date basis. From a brand perspective, Trademark PEPSI's volume was down three percent for the quarter, due to the lapping of PEPSI VANILLA in the prior year, partially offset by solid contributions from our diet portfolio and the addition of PEPSI EDGE. On a year-to-date basis, however, Trademark PEPSI's volume has grown slightly versus the prior year. Our non-carbonated soft drink portfolio increased four percent in the quarter and 13% on a year-to-date basis, led by the introduction of TROPICANA juice drinks and continued growth from AQUAFINA.

     In Europe, volume grew five percent in the third quarter and nine percent on a year-to-date basis, driven by strong performances in Russia and Turkey, partially offset by declines in Spain. For the quarter and on a year-to-date basis, our volume in Russia and Turkey grew in the double digits. In Russia, we had solid growth in our core brands, coupled with contributions from new product introductions, including TROPICANA JUICE and LIPTON ICED TEAS. In Turkey, we continue to improve in the areas of execution and distribution. In Spain, volume declined four percent in the quarter and two percent on a year-to-date basis, reflecting weak tourism and cooler weather.

     In Mexico, volume trends improved during the quarter, reflecting improved marketplace execution, brand and package innovation and our focus on consumer value. Total volume in Mexico, excluding the impact of acquisitions, increased three percent in the quarter with increases in each of our water and carbonated soft drink categories. On a year-to-date basis, volume in Mexico declined two percent primarily reflecting softness in our jug water business in the first half of the year.



Net Revenues

                                               12 Weeks Ended            36 Weeks Ended
                                              Sept. 4, 2004 vs.         Sept. 4, 2004 vs.
                                                Sept. 6, 2003             Sept. 6, 2003
                                                -------------             -------------
                                          World-         Outside      World-        Outside
                                           wide    U.S.  the U.S.      wide   U.S.  the U.S.
                                          ------   ----  --------     ------  ----  --------

Volume impact.........................      2  %     1  %   4  %        3  %   3  %    2  %
Net price per case impact (rate/mix)..      2  %     3  %   0  %        3  %   3  %    2  %
Acquisitions..........................      0  %     0  %   1  %        0  %   0  %    1  %
Currency translation..................      0  %     0  %   1  %        0  %   0  %    2  %
                                           -----   -----   -----      -----   -----   -----
     Total Net Revenues change........      4  %     4 %    6  %        6  %   6  %    7  %
                                           =====   =====   =====      ======  =====   =====



     Net revenues were $2.9 billion for the third quarter and $7.7 billion for the first thirty-six weeks in 2004, a four percent and six percent respective increase over similar periods in 2003. The increases in net revenues for the quarter and on a year-to-date basis were driven by improvements in volume and growth in net price per case.

     In the U.S., net revenues increased four percent in the third quarter and six percent for the first thirty-six weeks of 2004, when compared with the similar periods of 2003. The increases in net revenues in the U.S. were driven by growth in both volume and net price per case. The three percent increase in net price per case in the U.S. for the quarter and on a year-to-date basis was due to a combination of rate increases, primarily in cans, and mix benefits from higher-priced products.

     Net revenues outside the U.S. grew approximately six percent in the third quarter and seven percent for the first thirty-six weeks of 2004. The increases in net revenues outside the U.S. for the quarter and on a year-to-date basis were driven by volume and net price per case growth in Europe, coupled with the favorable impact of foreign exchange in Europe and Canada. This growth was partially offset by net revenue declines in Mexico. Net revenues in Mexico declined four percent in the quarter and five percent on a year-to-date basis due primarily to the devaluation of the Mexican peso and volume declines in the first half of the year. In local currency, our net revenue per case in Mexico declined one percent in the quarter and increased one percent on a year-to-date basis.

     In the third quarter, approximately 68% of our net revenues was generated in the U.S., 10% of our net revenues was generated in Mexico and the remaining 22% was generated outside the U.S. and Mexico. On a year-to-date basis, approximately 72% of our net revenues was generated in the U.S., nine percent of our net revenues was generated in Mexico and the remaining 19% was generated outside the U.S. and Mexico.

     For the full year of 2004, we expect our worldwide net revenue per case to grow about two to three percent, driven by net revenue per case growth in the United States of three percent.

Cost of Sales

                                               12 Weeks Ended            36 Weeks Ended
                                              Sept. 4, 2004 vs.         Sept. 4, 2004 vs.
                                                Sept. 6, 2003            Sept. 6, 2003
                                                -------------            -------------
                                          World-          Outside     World-        Outside
                                           wide     U.S.  the U.S.     wide   U.S.  the U.S.
                                          ------    ----  --------    ------  ----  --------

Volume impact.........................      2  %     1  %   4  %        3  %   3  %    2  %
Costs per case impact.................      3  %     4  %   2  %        4  %   5  %    4  %
Acquisitions..........................      1  %     0  %   1  %        0  %   0  %    1  %
Currency translation..................      0  %     0  %   0  %        1  %   0  %    2  %
                                           ---      ---    ---         ---    ---     ---
     Total Cost of Sales change.......      6  %     5  %   7  %        8  %   8  %    9  %
                                           ===      ===    ===         ===    ===     ===

     Cost of sales was $1.5 billion in the third quarter and $4.0 billion for the first thirty-six weeks of 2004, a six percent and eight percent respective increase over similar periods in 2003. The growth in cost of sales on a quarter and year-to-date basis was driven primarily by volume and costs per case increases.

     In the U.S., cost of sales grew five percent in the third quarter and eight percent for the first thirty-six weeks of 2004, due to volume growth and increases in costs per case. The increases in costs per case resulted from the impact of mix shifts into higher cost products, including our non-carbonated products, coupled with higher raw material costs.

     Cost of sales outside the U.S. grew approximately seven percent in the third quarter of 2004 due to volume growth and increases in costs per case in Europe. Costs per case increases in Europe were driven by a mix shift into higher priced products and packages, coupled with increases in certain commodity costs. Cost of sales outside the U.S. on a year-to-date basis grew nine percent, reflecting increases in costs per case in Europe and Mexico, coupled with volume growth and the negative impact from foreign currency translation.

     For the full year of 2004, we expect our worldwide cost of sales per case to grow three to five percent.

Selling, Delivery and Administrative Expenses

                                             12 Weeks Ended              36 Weeks Ended
                                            Sept. 4, 2004 vs.           Sept. 4, 2004 vs.
                                              Sept. 6, 2003              Sept. 6, 2003
                                              -------------              -------------
                                         World-          Outside      World-        Outside
                                          wide     U.S.  the U.S.      wide   U.S.  the U.S.
                                         ------    ----  --------     ------  ----  --------

Cost impact...........................      4  %    5  %   1  %         4  %   4  %    4  %
Acquisitions..........................      0  %    0  %   1  %         0  %   0  %    1  %
Currency translation..................      0  %    0  %   0  %         1  %   0  %    2  %
                                           -----   -----  -----       -----  -----   -----
     Total SD&A change................      4  %    5  %   2  %         5  %   4  %    7  %
                                           =====   =====  =====        =====  =====   =====


     Selling, delivery and administrative expenses were $1.1 billion in the third quarter and $2.9 billion for the first thirty-six weeks of 2004, a four percent and five percent respective increase over similar periods in 2003. Increases in selling, delivery and administrative costs were driven by higher costs in the U.S. and Europe. In the U.S., increases reflect higher incentive compensation and benefit costs coupled with additional costs associated with volume growth. Outside the U.S., increases were driven primarily by higher operating costs in Russia and Turkey and the negative impact of foreign currency throughout Europe and Canada in the first half of the year, partially offset by declines in Mexico due to the devaluation of the Mexican peso.

     Selling, delivery and administrative expenses for the full year are expected to grow in line with trends of the third quarter.

Operating Income

     Operating income was $357 million in the third quarter, which was flat versus the prior year. Operating income performance during the quarter was driven by a decline in the U.S. in the mid-single digits, partially offset by double digit growth in Canada and Europe. Operating income declines in the U.S. were due to higher selling, delivery and administrative expenses as a result of increases in our incentive compensation and benefit costs. In Canada and Europe, growth in operating income was due to strong top line growth, partially offset by higher cost of sales.

     On a year-to-date basis, operating income was $780 million, a four percent increase over the prior year. Growth in operating income was driven by a six percent increase in the U.S. and double digit increases in Canada and Europe. This growth was partially offset by operating income declines in Mexico due primarily to the decrease in volume in the first half of the year.

     Operating income for the full year in 2004 is expected to increase in the mid-single digits driven by the continued strong topline growth in the U.S., Europe and Canada.

Interest Expense, net

     Interest expense, net decreased by $6 million in the third quarter and $8 million for the first thirty-six weeks of 2004, when compared with similar periods of 2003, largely due to lower effective interest rates achieved on our long-term debt.

     Due to favorable interest rates, we have lowered our full year interest expense, net outlook to approximately $235 million.

Income Tax Expense

     Our effective tax rate for the thirty-six weeks ended 2004 and 2003 was 33.6% and 34.3%, respectively. The decrease in our effective tax rate versus the prior year is due largely to the settlement of certain international tax audits, which allowed the Company to reverse certain previously established liabilities for tax exposures. This has resulted in a $0.02 diluted earnings per share benefit for the quarter and on a year-to-date basis.


Liquidity and Financial Condition
---------------------------------
Cash Flows

     Net cash provided by operations grew by $78 million to $710 million in the first thirty-six weeks of 2004 due to higher profits, lower incentive compensation payments and working capital improvements in 2004, coupled with the lapping of payments related to the settlement of our New Jersey wage and hour litigation in 2003. These upsides were partially offset by the timing of pension contributions during 2004.

     Net cash used for investments decreased by $95 million to $425 million, principally reflecting lower acquisition spending.

     Net cash used for financing increased by $1,181 million to $1,260 million driven primarily by the repayment of our $1.0 billion note in February 2004, lower proceeds from long-term borrowings and higher share repurchases, partially offset by increased stock option exercises and higher short-term borrowings.

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

     During the first quarter we repaid our $1 billion 5.38% senior notes with the proceeds we received from debt issued in the prior year. Additionally, during the second quarter, we repaid our $160 million 9.75% senior notes by liquidating our investments in our debt defeasance trust.

     We have a $500 million commercial paper program that is supported by a credit facility, which is guaranteed by Bottling LLC and expires in April 2009. At September 4, 2004, we had $86 million outstanding in commercial paper.

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

     On October 1, 2004, we purchased the Auburn, Maine-based Pepsi bottling operation of Seltzer and Rydholm, Inc.

Contractual Obligations

     As of September 4, 2004, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2003, under the caption "Contractual Obligations," other than the repayment of our long-term debt as discussed above.

Cautionary Statements
---------------------
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:

o changes in our relationship with PepsiCo that could have a material adverse effect on our business and financial results;
o restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;
o decreased demand for our product resulting from changes in consumers' preferences;
o an  inability  to  achieve  volume  growth  through   product  and  packaging
  initiatives;
o impact of competitive activities on our business;
o material  changes  from  expectations  in  the  cost  of  raw  materials  and ingredients;
o an inability to achieve cost savings;
o an inability to achieve the expected timing for returns on cold drink equipment and related infrastructure expenditures;
o material  changes  in  expected  levels of bottler  incentive  payments  from
  PepsiCo;
o changes in product category consumption;
o unfavorable weather conditions in our markets;
o unforeseen economic and political changes;
o possible recalls of our products;
o an  inability  to  meet   projections   for  performance  in  newly  acquired
  territories;
o changes in laws and regulations, including restrictions on the sale of carbonated soft drinks in schools, changes in food and drug laws, transportation regulations, employee safety rules, labor laws, accounting standards, taxation requirements (including unfavorable outcomes from audits performed by various tax authorities) and environmental laws;
o changes in our debt ratings; and
o material changes in expected interest and currency exchange rates and unfavorable market performance of our pension plan assets.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
     The overall risks to our international businesses include changes in foreign governmental policies, and other political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations, which may adversely impact our business. In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Foreign currency gains and losses reflect transaction gains and losses as well as translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries.

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

                           PART II - OTHER INFORMATION


Item 2.
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

PBG Purchases of Equity Securities
----------------------------------

     In the third quarter of 2004, we repurchased approximately 6.8 million shares. Since the inception of our share repurchase program in October 1999,
80.2 million shares of PBG common stock have been repurchased. Our share repurchases for the third quarter of 2004, are as follows:


                                                                                       Maximum Number (or Approximate
                      Total Number of                   Total Number of Shares (or      Dollar Value) of Shares (or
                        Shares (or      Average Price   Units) Purchased as Part of        Units) that May Yet Be
                          Units)       Paid per Share    Publicly Announced Plans or     Purchased Under the Plans or
Period                  Purchased1        (or Unit)2             Programs 3                      Programs 3
------                  ----------     --------------    ---------------------------    -------------------------------

Period 7                1,611,800           $30.00              1,611,800                       24,947,200
--------
06/13/04-
07/10/04

Period 8                2,405,500           $29.26              2,405,500                       22,541,700
--------
07/11/04-
08/07/04

Period 9                2,775,500           $26.94              2,775,500                       19,766,200
--------                ---------                               --------
08/08/04-
09/04/04

Total                   6,792,800           $28.49              6,792,800                       19,766,200
                        =========                               =========

     1Shares have only been repurchased through publicly announced programs.

     2Average share price excludes brokerage fees.

     3The PBG Board has authorized the repurchase of shares of common stock on the open market and through negotiated transactions as follows:

                                                                                  Number of Shares
                                                                                  Authorized to be
                    Date Share Repurchase Program was Publicly Announced            Repurchased
     October 14, 1999.......................................................         20,000,000
     July 13, 2000..........................................................         10,000,000
     July 11, 2001..........................................................         20,000,000
     May 28, 2003...........................................................         25,000,000
     March 25, 2004.........................................................         25,000,000
                                                                                    -----------
     Total shares authorized to be repurchased as of Sept. 4, 2004..........        100,000,000
                                                                                    ===========
     Unless terminated by resolution of the PBG Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

Item 5.

Other Information
-----------------
     The financial statements of Bottling LLC, included in Bottling LLC's Quarterly Report on Form 10-Q and filed with the SEC on October 13, 2004, are hereby incorporated by reference as required by the SEC as a result of Bottling LLC's guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

Item 6.

Exhibits and Reports on Form 8-K
--------------------------------

ITEM 6 (a). EXHIBITS
--------------------

Exhibit No.
-----------
10.1 Form of Employee Restricted Stock Agreement under the PBG 2004 Long-Term Incentive Plan

10.2 Form of Employee Stock Option Agreement under the PBG 2004 Long-Term Incentive Plan

10.3 Form of Non-Employee Director Annual Stock Option Agreement under the PBG Directors' Stock Plan

10.4 Form of Non-Employee Director Restricted Stock Agreement under the PBG Directors' Stock Plan

10.5 PBG Executive Incentive Compensation Plan which is incorporated herein by reference to Exhibit B to PBG's Proxy Statement for the 2000 Annual Meeting of Shareholders

10.6 Summary of the material terms of the PBG Executive Incentive Compensation Plan

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

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 6 (b). REPORTS ON FORM 8-K
-------------------------------

     On July 8, 2004, we announced our results for the second quarter ended June 12, 2004, and also increased our full year 2004 earnings per share and cash flow forecast.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              The Pepsi Bottling Group, Inc.
                                              ------------------------------
                                                    (Registrant)






Date: October 13, 2004                          /s/ Andrea L. Forster
      ----------------                          ---------------------
                                                Andrea L. Forster
                                                Vice President and Controller






Date: October 13, 2004                          /s/  Alfred H. Drewes
      ----------------                          ---------------------
                                                Alfred H. Drewes
                                                Senior Vice President and
                                                Chief Financial Officer