Form 10-K
period 2004-12-25
PEPSI BOTTLING GROUP INC
filed 2005-02-28
CIK 1076405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ----------
                                    FORM 10-K

[x]   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the Fiscal Year Ended December 25, 2004

                                       or

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

      INDICATE BY CHECKMARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2). YES [X] NO [ ]

      THE NUMBER OF SHARES OF CAPITAL STOCK OF THE PEPSI BOTTLING GROUP, INC. OUTSTANDING AS OF FEBRUARY 11, 2005 WAS 247,152,311. THE AGGREGATE MARKET VALUE OF THE PEPSI BOTTLING GROUP, INC. CAPITAL STOCK HELD BY NON-AFFILIATES OF THE PEPSI BOTTLING GROUP, INC. AS OF JUNE 12, 2004 WAS $4,418,472,073.

      DOCUMENTS OF WHICH PORTIONS               PARTS OF FORM 10-K INTO WHICH
      ARE INCORPORATED BY REFERENCE         PORTION OF DOCUMENTS ARE INCORPORATED
      -----------------------------         ------------------------------------
PROXY STATEMENT FOR THE PEPSI BOTTLING                          III
GROUP, INC. MAY 25,2005 ANNUAL MEETING
OF SHAREHOLDERS

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

      The Pepsi Bottling Group, Inc. ("PBG") was incorporated in Delaware in January, 1999, as a wholly owned subsidiary of PepsiCo, Inc. ("PepsiCo") to effect the separation of most of PepsiCo's company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of January 22, 2005, PepsiCo's ownership represented 42.7% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 47.9% of the voting power of all classes of PBG's voting stock. PepsiCo also owned approximately 6.8% of the equity interest of Bottling Group, LLC, PBG's principal operating subsidiary, as of January 22, 2005. We refer to our publicly traded common stock as "Common Stock" and, together with our Class B common stock, as our "Capital Stock." When used in this Report, "PBG," "we," "us" and "our" each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC, which we also refer to as "Bottling LLC."

      We maintain a website at http://www.pbg.com. We make available, free of charge, through the Investor Relations - Financial Information - SEC Filings section of our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). Additionally, we have made available, free of charge, the following governance materials on our website at http://www.pbg.com under Investor Relations - Company Information - Corporate Governance: Corporate Governance Principles and Practices, Worldwide Code of Conduct, Director Independence Policy, the Audit and Affiliated Transactions Committee Charter, the Compensation and Management Development Committee Charter, the Nominating and Corporate Governance Committee Charter and the Disclosure Committee Charter. These governance materials are available in print, free of charge, to any PBG shareholder upon request.

PRINCIPAL PRODUCTS

      PBG is the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. The beverages sold by us include PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, AQUAFINA, SIERRA MIST, DIET MOUNTAIN DEW, LIPTON BRISK, SOBE, STARBUCKS FRAPPUCCINO and TROPICANA JUICE DRINKS and, outside the U.S., PEPSI-COLA, 7 UP, KAS, MIRINDA and AQUA MINERALE. In some of our territories, we have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, including DR PEPPER and SQUIRT. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including ELECTROPURA, EPURA and GARCI CRESPO.

      We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states and the District of Columbia in the U.S., nine Canadian provinces, Spain, Greece, Russia, Turkey and all or a portion of 23 states in Mexico. In 2004, approximately 72% of our net revenues were generated in the United States, 10% of our net revenues were generated in Mexico and the remaining 18% of our net revenues were generated in Canada, Spain, Greece, Russia and Turkey. In 2004, worldwide sales of our products to two of our customers accounted for approximately 10% of our net revenues. We have an extensive direct store distribution system in the United States, Mexico and Canada. In Russia, Spain, Greece and Turkey, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.

RAW MATERIALS AND OTHER SUPPLIES

      We purchase the concentrates to manufacture Pepsi-Cola beverages and other beverage products from PepsiCo and other beverage companies.

      In addition to concentrates, we purchase sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials, carbon dioxide and some finished goods. We generally purchase our raw materials, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of such raw materials in the United States and Canada and, with respect to some of our raw materials, in certain of our international markets. The Pepsi beverage agreements, as described below, provide that, with respect to the beverage products of PepsiCo, all authorized containers, closures, cases, cartons and other packages and labels may be purchased only from manufacturers approved by PepsiCo. There are no materials or supplies used by PBG that are currently in short supply. The supply or cost of specific materials could be adversely affected by various factors, including price changes, strikes, weather conditions and governmental controls.

PATENTS, TRADEMARKS AND LICENSES

      Our portfolio of beverage products includes some of the best recognized trademarks in the world and includes PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, AQUAFINA, SIERRA MIST, DIET MOUNTAIN DEW, LIPTON BRISK, SOBE, STARBUCKS FRAPPUCCINO and TROPICANA JUICE DRINKS and, outside the U.S., PEPSI-COLA, 7 UP, KAS, MIRINDA and AQUA MINERALE. In some of our territories, we have the right to manufacture, sell and distribute beverage products of companies other than PepsiCo, including DR PEPPER and SQUIRT. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including ELECTROPURA, EPURA and GARCI CRESPO. The majority of our volume is derived from brands licensed from PepsiCo or PepsiCo joint ventures.

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

      The Master Bottling Agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the Master Bottling Agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2004, PepsiCo approved our plans.

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

      Under the Master Bottling Agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell PEPSI trademarked cola beverages within a specific area - currently representing approximately 11.2% of PepsiCo's U.S. bottling system in terms of volume - if we have successfully negotiated the acquisition and, in PepsiCo's reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell PEPSI trademarked cola beverages outside of that specific area without PepsiCo's prior written approval.

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

      An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of our voting securities without the consent of PepsiCo. As of February 11, 2005, to our knowledge, no shareholder of PBG, other than PepsiCo, held more than 12.5% of our Common Stock.

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

      Terms of the Non-Cola Bottling Agreements. The beverage products covered by the non-cola bottling agreements are beverages licensed to us by PepsiCo, consisting of MOUNTAIN DEW, AQUAFINA, SIERRA MIST, DIET MOUNTAIN DEW, MUG root beer and cream soda, MOUNTAIN DEW CODE RED and SLICE. The non-cola bottling agreements contain provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions, authorized containers, planning, quality control, transfer restrictions, term and related matters. Our non-cola bottling agreements will terminate if PepsiCo terminates our Master Bottling Agreement. The exclusivity provisions contained in the non-cola bottling agreements would prevent us from manufacturing, selling or distributing beverage products which imitate, infringe upon, or cause confusion with, the beverage products covered by the non-cola bottling agreements. PepsiCo may also elect to discontinue the manufacture, sale or distribution of a non-cola beverage and terminate the applicable non-cola bottling agreement upon six months notice to us.

      Terms of Certain Distribution Agreements. We also have agreements with PepsiCo granting us exclusive rights to distribute AMP and DOLE in all of our territories and SOBE in certain specified territories. The distribution agreements contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels and causes for termination. We also have the right to sell and distribute GATORADE in Spain, Greece and Russia and in certain limited channels of distribution in the U.S. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products. We are also currently distributing TROPICANA JUICE DRINKS in the United States and Canada and TROPICANA JUICES in Russia.

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

      The Master Syrup Agreement contains provisions that are similar to those contained in the Master Bottling Agreement with respect to concentrate pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The Master Syrup Agreement had an initial term of five years which expired in 2004 and was renewed for an additional five-year period. The Master Syrup Agreement will automatically renew for additional five-year periods, unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Master Syrup Agreement without cause at any time upon twenty-four months notice. In the event PepsiCo terminates the Master Syrup Agreement without cause, PepsiCo is required to pay us the fair market value of our rights thereunder.

      Our Master Syrup Agreement will terminate if PepsiCo terminates our Master Bottling Agreement.

      Terms of Other U.S. Bottling Agreements. The bottling agreements between us and other licensors of beverage products, including Cadbury Schweppes plc for DR PEPPER, SCHWEPPES, CANADA DRY, HAWAIIAN PUNCH and SQUIRT, the Pepsi/Lipton Tea Partnership for LIPTON BRISK and LIPTON'S ICED TEA, and the North American Coffee Partnership for STARBUCKS FRAPPUCCINO, contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

      Terms of the Country Specific Bottling Agreements. The country specific bottling agreements contain provisions generally similar to those contained in the Master Bottling Agreement and the non-cola bottling agreements and, in Canada, the Master Syrup Agreement with respect to authorized containers, planning, quality control, transfer restrictions, term, causes for termination and related matters. These bottling agreements differ from the Master Bottling Agreement because, except for Canada, they include both fountain syrup and non-fountain beverages. Certain of these bottling agreements contain provisions that have been modified to reflect the laws and regulations of the applicable country. For example, the bottling agreements in Spain do not contain a restriction on the sale and shipment of Pepsi-Cola beverages into our territory by others in response to unsolicited orders. In addition, in Mexico and Turkey we are restricted in our ability to manufacture, sell and distribute beverages sold under non-PepsiCo trademarks.

SEASONALITY

      Our peak season is the warm summer months beginning in May and ending in September. Approximately 66% of our operating income is typically earned during the second and third quarters. Approximately 75% of cash flow from operations is typically generated in the third and fourth quarters.

COMPETITION

      The carbonated soft drink market and the non-carbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label soft drinks sold in chain stores. Among our major competitors are bottlers that distribute products from The Coca-Cola Company including Coca-Cola Enterprises Inc., Coca-Cola Hellenic Bottling Company S.A., Coca-Cola FEMSA S.A. de C.V. and Coca-Cola Bottling Co. Consolidated. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo in our U.S. territories ranges from approximately 22% to approximately 37%. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo for each country, outside the U.S., in which we do business is as follows: Canada 37%; Russia 25%; Turkey 18%; Spain 13% and Greece 11% (including market share for our IVI brand). In addition, market share for our territories and the territories of other Pepsi bottlers in Mexico is 15% for carbonated soft drinks sold under trademarks owned by PepsiCo. Actions by our major competitors and others in the beverage industry, as well as the general economic environment could have an impact on our future market share.

      We compete primarily on the basis of advertising and marketing programs to create brand awareness, price and promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. We believe that brand recognition, market place pricing, consumer value, availability and consumer and customer goodwill are primary factors affecting our competitive position.

GOVERNMENTAL REGULATION APPLICABLE TO PBG

      Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies in the United States as well as foreign governmental entities and agencies in Canada, Spain, Greece, Russia, Turkey and Mexico. As a producer of food products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations, including, in the United States, those of the federal Food, Drug and Cosmetic Act. The operations of our production and distribution facilities are subject to laws and regulations relating to the protection of the environment in the countries in which we do business. In the United States, we are subject to the laws and regulations of various governmental entities, including the Department of Labor and the Department of Transportation, and various federal, state and local occupational, labor and employment and environmental laws. These laws and regulations include the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, the Fair Labor Standards Act and laws relating to the operation, maintenance of and financial responsibility for fuel storage tanks.

      We believe that our current legal, operational and environmental compliance programs are adequate and that we are in substantial compliance with applicable laws and regulations of the countries in which we do business. We do not anticipate making any material expenditures in connection with environmental remediation and compliance. However, compliance with, or any violation of, future laws or regulations could require material expenditures by us or otherwise have a material adverse effect on our business, financial condition or results of operations.

      Bottle and Can Legislation

      In all but a few of our United States and Canadian markets, we offer our bottle and can beverage products in non-refillable containers. Legislation has been enacted in certain states and Canadian provinces where we operate that generally prohibits the sale of certain beverages unless a deposit or levy is charged for the container. These include Connecticut, Delaware, Hawaii, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, California, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia, Ontario, Prince Edward Island and Quebec.

      Massachusetts and Michigan have statutes that require us to pay all or a portion of unclaimed container deposits to the state and Hawaii and California impose a levy on beverage containers to fund a waste recovery system.

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

      Mexico adopted legislation regulating the disposal of solid waste products. In response to this legislation, PBG Mexico maintains agreements with local and federal Mexican governmental authorities as well as with civil associations, which require PBG Mexico, and other participating bottlers, to provide for collection and recycling of certain minimum amounts of plastic bottles.

      We are not aware of similar material legislation being enacted in any other areas served by us. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

      Soft Drink Excise Tax Legislation

      Specific soft drink excise taxes have been in place in certain states for several years. The states in which we operate that currently impose such a tax are West Virginia, Arkansas and Tennessee and, with respect to fountain syrup only, Washington. In Mexico, there are excise taxes on any sweetened beverage products produced without sugar, including our diet soft drinks. Effective January 1, 2005, this excise tax also affects imported beverages that are not sweetened with sugar.

      Value-added taxes on soft drinks vary in our territories located in Canada, Spain, Greece, Russia, Turkey and Mexico, but are consistent with the value-added tax rate for other consumer products. In addition, there is a special consumption tax applicable to cola products in Turkey. In Mexico, bottled water in containers over 10.1 liters are exempt from value-added tax.

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

      Mexican Water Regulation

      In Mexico, we pump water from our own wells and we purchase water directly from municipal water companies pursuant to concessions obtained from the Mexican government on a plant-by-plant basis. The concessions are generally for 10-year terms and can generally be renewed by us prior to expiration with minimal cost and effort. Our concessions may be terminated if, among other things, (a) we use materially more water than permitted by the concession, (b) we use materially less water than required by the concession, (c) we fail to pay for the rights for water usage or (d) we carry out, without government authorization, any material construction on or improvement to, our wells. Our concessions generally satisfy our current water requirements and we believe that we are generally in compliance in all material respects with the terms of our existing concessions.

EMPLOYEES

      As of December 25, 2004, we employed approximately 64,700 workers, of whom approximately 31,700 were employed in the United States. Approximately 8,900 of our workers in the United States are union members and approximately 16,900 of our workers outside the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

      See Note 14 to PBG's Consolidated Financial Statements included in Item 7 below.

ITEM 2. PROPERTIES

      As of December 25, 2004, we operated 96 soft drink production facilities worldwide, of which 86 were owned and 8 were leased. In addition, one facility used for the manufacture of soft drink packaging materials was operated by a PBG joint venture in Turkey and one facility used for can manufacturing was operated by a PBG joint venture in Ayer, Massachusetts. Of our 521 distribution facilities, 335 are owned and 186 are leased. We believe that our bottling, canning and syrup filling lines and our distribution facilities are sufficient to meet present needs. We also lease headquarters office space in Somers, New York.

      We also own or lease and operate approximately 40,000 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our soft drink products. We also own more than 2 million coolers, soft drink dispensing fountains and vending machines.

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

      Set forth below is information pertaining to our executive officers who held office as of February 11, 2005:

JOHN T. CAHILL, 47, is our Chairman of the Board and Chief Executive Officer. He has been our Chairman of the Board since January 2003 and Chief Executive Officer since September 2001. Previously, Mr. Cahill served as our President and Chief Operating Officer from August 2000 to September 2001. Mr. Cahill has been a member of our Board of Directors since January 1999 and served as our Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996.

L. KEVIN COX, 41, is our Executive Vice President. Appointed to this position in September 2004, Mr. Cox previously served as Senior Vice President and Chief Personnel Officer of PBG since 1998. From 1997 to 1998, he served as Senior Vice President of Human Resources for Pepsi-Cola Bottling Company. Prior to that, Mr. Cox was Vice President, Organization Capabilities for the Pepsi-Cola Company in 1996. Mr. Cox joined PepsiCo in 1989 and held a variety of field and headquarters-based human resources positions.

ALFRED H. DREWES, 49, is our Senior Vice President and Chief Financial Officer. Appointed to this position in June 2001, Mr. Drewes previously served as Senior Vice President and Chief Financial Officer of Pepsi Beverages International ("PBI"). Mr. Drewes joined PepsiCo in 1982 as a financial analyst in New Jersey. During the next nine years, he rose through increasingly responsible finance positions within Pepsi-Cola North America in field operations and headquarters. In 1991, Mr. Drewes joined PBI as Vice President of Manufacturing Operations, with responsibility for the global concentrate supply organization.

ERIC J. FOSS, 46, is the President of PBG North America. Previously, Mr. Foss was our Executive Vice President and General Manager of PBG North America from August 2000 to September 2001. From October 1999 until August 2000, he served as our Senior Vice President, U.S. Sales and Field Operations, and prior to that, he was our Senior Vice President, Sales and Field Marketing, since March 1999. Mr. Foss joined Pepsi-Cola Company in 1982 and has held a variety of other field and headquarters-based sales, marketing and general management positions. From 1994 to 1996, Mr. Foss was General Manager of Pepsi-Cola North America's Great West Business Unit. In 1996, Mr. Foss was named General Manager for the Central Europe Region for Pepsi-Cola International, a position he held until joining PBG in March 1999. In addition, Mr. Foss is a director of United Dominion Realty Trust, Inc.

STEVEN M. RAPP, 51, is our Senior Vice President, General Counsel and Secretary. Appointed to this position in January 2005, Mr. Rapp previously served as Vice President, Deputy General Counsel and Assistant Secretary from 1999 through 2004. Mr. Rapp joined PepsiCo as a corporate attorney in 1986 and was appointed Division Counsel of Pepsi-Cola Company in 1994. Mr. Rapp succeeds Pamela C. McGuire who was Senior Vice President, General Counsel and Secretary of PBG from 1998 through 2004.

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

ROGELIO REBOLLEDO, 60, was appointed President and Chief Executive Officer of PBG Mexico in January 2004 and elected to PBG's Board in May 2004. From 2000 to 2003, Mr. Rebolledo was President and Chief Executive Officer of Frito-Lay International ("FLI"), a subsidiary of PepsiCo, Inc., operating in Latin America, Asia Pacific, Australia, Europe, Middle East and Africa. From 1997 to 2000, Mr. Rebolledo was the President of the Latin America/Asia Pacific region for FLI. Mr. Rebolledo joined PepsiCo, Inc. in 1976 and held several senior positions including serving as President and Chief Executive Officer of the Latin America Region of PepsiCo Foods International ("PFI") and President of the Sabritas, Gamesa, Brazil and Spain PFI operations.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Stock Trading Symbol - PBG.

      Stock Exchange Listings - PBG's Common Stock is listed on the New York Stock Exchange. Our Class B common stock is not publicly traded.

      Shareholders - As of February 11, 2005, there were approximately 52,769 registered and beneficial shareholders of Common Stock. PepsiCo is the holder of all of the outstanding shares of Class B common stock.

      Stock Prices - The high and low sales prices for a share of PBG Common Stock on the New York Stock Exchange, as reported by Bloomberg Service, for each fiscal quarter of 2004 and 2003 were as follows (in dollars):

2004            High    Low
----            ----    ---
First Quarter   29.99   23.75
Second Quarter  30.69   27.60
Third Quarter   31.40   26.00
Fourth Quarter  29.46   25.70

2003            High    Low
-----           ----    ---
First Quarter   27.62   17.00
Second Quarter  21.45   17.75
Third Quarter   24.65   19.54
Fourth Quarter  24.00   20.39

                                    PART II

      Dividend Policy - Quarterly cash dividends are usually declared in January, March, July and November and paid at the end of March, June, September and at the beginning of January. The dividend record dates for 2005 are expected to be March 11, June 10, September 9 and December 9.

      Cash Dividends Declared Per Share on Capital Stock:

Quarter   2004    2003
-------   ----    ----
1         $.01    $.01
2         $.05    $.01
3         $.05    $.01
4         $.05    $.01
Total     $.16    $.04

      PBG Purchase of Equity Securities - In the fourth quarter of 2004, we repurchased approximately 3.3 million shares of PBG Common Stock. Since the inception of our share repurchase program in October 1999, approximately 84 million shares of PBG Common Stock have been repurchased. Our share repurchases for the fourth quarter of 2004 are as follows:

                   Total Number of                  Total Number of Shares (or     Maximum Number (or Approximate
                       Shares        Average Price  Units)Purchased as Part of   Dollar Value)of Shares(or Units)that
                     (or Units)     Paid per Share  Publicly Announced Plans or  May Yet Be Purchased Under the Plans
Period               Purchased(1)     (or Unit)(2)          Programs(3)                      or Programs(3)
---------            ---------        ---------             ---------                        ------------
Period 10
09/05/04-
10/02/04              1,225,000         $26.82              1,225,000                         18,541,200

Period 11
10/03/04-
10/30/04               395,000          $27.75               395,000                          18,146,200

Period 12
10/31/04-
11/27/04               635,500          $28.20               635,500                          17,510,700

Period 13
11/28/04-
12/25/04              1,053,700         $27.32             1,053,700                          16,457,000

Total                 3,309,200         $27.35             3,309,200

(1)Shares have only been repurchased through publicly announced programs.

(2)Average share price excludes brokerage fees.

(3)The PBG Board has authorized the repurchase of shares of PBG Common Stock on the open market and through negotiated transactions as follows:

                                                                 Number of Shares
                                                                 Authorized to be
    Date Share Repurchase Programs were Publicly Announced         Repurchased
October 14, 1999...............................................    20,000,000
July 13, 2000..................................................    10,000,000
July 11, 2001..................................................    20,000,000
May 28, 2003...................................................    25,000,000
March 25, 2004.................................................    25,000,000
                                                                   ----------
Total shares authorized to be repurchased as of December 25,
2004                                                              100,000,000
                                                                  ===========

Unless terminated by resolution of the PBG Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATING DATA

in millions, except per share data
FISCAL YEARS ENDED                                         2004      2003      2002      2001     2000(1)
                                                           ----      ----      ----      ----     ------
STATEMENT OF OPERATIONS DATA:
   Net revenues.......................................    $10,906   $10,265   $ 9,216   $ 8,443   $7,982
   Cost of sales......................................      5,656     5,215     5,001     4,580    4,405
                                                          -------   -------   -------   -------   ------
   Gross profit.......................................      5,250     5,050     4,215     3,863    3,577
   Selling, delivery and administrative expenses......      4,274     4,094     3,317     3,187    2,987
                                                          -------   -------   -------   -------   ------
   Operating income...................................        976       956       898       676      590
   Interest expense, net..............................        230       239       191       194      192
   Other non-operating expenses, net..................          1         7         7        --        1
   Minority interest..................................         56        50        51        41       33
                                                          -------   -------   -------   -------   ------
   Income before income taxes.........................        689       660       649       441      364
   Income tax expense (2)(3)(4).......................        232       238       221       136      135
                                                          -------   -------   -------   -------   ------
   Income before cumulative effect of change in
      accounting principle............................        457       422       428       305      229
   Cumulative effect of change in accounting
      principle, net of tax and minority interest.....         --         6        --        --       --
                                                          -------   -------   -------   -------   ------
   Net income.........................................    $   457   $   416   $   428   $   305   $  229
                                                          =======   =======   =======   =======   ======
PER SHARE DATA: (5)
   Basic earnings per share...........................    $  1.79   $  1.54   $  1.52   $  1.07   $ 0.78
   Diluted earnings per share.........................    $  1.73   $  1.50   $  1.46   $  1.03   $ 0.77
   Cash dividend per share............................    $  0.16   $  0.04   $  0.04   $  0.04   $ 0.04
   Weighted-average basic shares outstanding..........        255       270       282       286      294
   Weighted-average diluted shares outstanding........        263       277       293       296      299
OTHER FINANCIAL DATA:
   Cash provided by operations........................    $ 1,251   $ 1,084   $ 1,014   $   882   $  779
   Capital expenditures...............................    $  (717)  $  (644)  $  (623)  $  (593)  $ (515)

BALANCE SHEET DATA (AT PERIOD END):

   Total assets.......................................    $10,793   $11,544   $10,043   $ 7,857   $7,736
   Long-term debt.....................................    $ 4,489   $ 4,493   $ 4,539   $ 3,285   $3,271
   Minority interest..................................    $   445   $   396   $   348   $   319   $  306
   Accumulated other comprehensive loss...............    $  (315)  $  (380)  $  (468)  $  (370)  $ (254)
   Shareholders' equity...............................    $ 1,949   $ 1,881   $ 1,824   $ 1,601   $1,646

(1) Our fiscal year 2000 results were impacted by the inclusion of an extra week in our fiscal year. The extra week increased net income by $7 million, or $0.02 per share.

(2)   Fiscal year 2001 includes Canada tax law change benefits of $25 million.

(3)   Fiscal year 2003 includes Canada tax law change expense of $11 million.

(4) Fiscal year 2004 includes Mexico tax law change benefit of $26 million and international tax restructuring charge of $30 million.

(5)   Reflects the 2001 two-for-one stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S FINANCIAL REVIEW

TABULAR DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA

OVERVIEW

     The Pepsi Bottling Group, Inc. ("PBG" or the "Company") is the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages. When used in these Consolidated Financial Statements, "PBG," "we," "our" and "us" each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC, our principal operating subsidiary.

     We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the U.S., Mexico, Canada and Europe, which consists of operations in Spain, Greece, Russia and Turkey. As shown in the table below, the U.S. business is the dominant driver of our results, generating 61% of our volume, 72% of our revenues and 82% of our operating income.

2004 RESULTS SUMMARY

                                             Operating
                    Volume    Revenues        Income
                    ------    --------       ---------
United States         61%        72%             82%
Canada                 7%         7%              7%
Mexico                18%        10%              5%
Europe                14%        11%              6%
                     ---        ---             ---
Total                100%       100%            100%
                     ===        ===             ===

     The brands we sell are some of the best recognized trademarks in the world and include PEPSI-COLA, DIET PEPSI, MOUNTAIN DEW, AQUAFINA, SIERRA MIST, DIET MOUNTAIN DEW, LIPTON BRISK, SOBE, STARBUCKS FRAPPUCCINO and TROPICANA JUICE DRINKS, and outside the U.S., PEPSI-COLA, 7 UP, KAS, MIRINDA, AND AQUA MINERALE. In some of our territories, we also have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, Inc. ("PepsiCo"), including DR PEPPER and SQUIRT and trademarks we own including ELECTROPURA, EPURA and GARCI CRESPO.

     Our products are sold in either a cold-drink or take-home format. Our cold-drink format consists of cold products sold in the retail and foodservice channels, which carry the highest profit margins on a per-case basis. Our take-home format consists of unchilled products that are sold for at-home future consumption.

     Physical cases represent the number of units that are actually produced, distributed and sold. Each case of product as sold to our customers, regardless of package configuration, represents one physical case. Our net price and gross margin on a per-case basis is impacted by how much we charge for the product, the mix of brands and packages we sell, and the channels in which the product is sold. For example, we realize a higher net revenue and gross margin per case on a 20-ounce chilled bottle sold in a convenience store than on a two-liter unchilled bottle sold in a grocery store.

     Our financial success is dependent on a number of factors, including: our strong partnership with PepsiCo, the customer relationships we cultivate, pricing we achieve in the marketplace, our market execution and the efficiency we achieve in manufacturing and distributing our products. Key indicators of our financial success are measured by the number of physical cases we sell, the net price and gross margin we achieve on a per-case basis, and our overall cost productivity, reflecting how well we manage our raw material, manufacturing, distribution and other overhead costs.

     The following discussion and analysis covers the key drivers behind our business performance in 2004 and is categorized into the following sections:

          -    Financial performance summary;

          -    Critical accounting policies;

          -    Related party transactions;

          -    Items that affect historical or future comparability;

          -    Results of operations;

          -    Liquidity and financial condition; and

          -    Market risks and cautionary statements.

     The discussion and analysis throughout Management's Financial Review should be read in conjunction with the Consolidated Financial Statements and the related accompanying notes. The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts in our Consolidated Financial Statements and the related accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We use our best judgment, based on the advice of external experts and our knowledge of existing facts and circumstances and actions that we may undertake in the future, in determining the estimates that affect our Consolidated Financial Statements.

FINANCIAL PERFORMANCE SUMMARY

                                                                     52 WEEKS ENDED
                                                              ----------------------------
                                                              DECEMBER   DECEMBER      %
                                                              25, 2004   27, 2003   CHANGE
                                                              --------   --------   ------
NET REVENUES ..............................................    $10,906    $10,265      6%

GROSS PROFIT ..............................................    $ 5,250    $ 5,050      4%

OPERATING INCOME ..........................................    $   976    $   956      2%

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE (1) .............................................    $   457    $   422      8%

NET INCOME ................................................    $   457    $   416     10%

DILUTED EARNINGS PER SHARE (2) ............................    $  1.73    $  1.50     15%

(1)- Cumulative effect of change in accounting principle for the fifty-two weeks ended December 27, 2003, reflects the impact of adoption of EITF Issue No. 02-16. See Note 2--Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for more information.

(2)- 2003 diluted earnings per share include the following items:

                                                             2003
                                                            ------
Non-cash charge related to the adoption of EITF 02-16 ...   $(0.02)
Non-cash charge related to a Canadian tax law change
   (See Results of Operations) ..........................   $(0.04)
                                                            ------
Total ...................................................   $(0.06)
                                                            ======

     During 2004, we delivered solid results, reflecting strong topline growth, which was partially offset by higher raw material costs and selling, delivery and administrative expenses. Overall, we grew our worldwide operating income by two percent, driven by a four percent increase in the U.S. and double-digit increases in Canada and Europe, partially offset by an operating income decline in Mexico of 40%. These results include a $9 million non-cash impairment charge recorded in the fourth quarter related to our re-evaluation of the fair value of our franchise licensing agreement with Cadbury Bebidas, S.A. de C.V. for the SQUIRT trademark in Mexico, as a result of a change in its estimated accounting life.

     Our strong topline growth was driven by innovation and solid execution in the marketplace. This growth has been balanced, reflecting three percent growth in net revenue per case and two percent growth in volume, with the remaining percentage of growth coming from foreign currency translation. In the U.S., we achieved a two percent volume increase due primarily to the successful introduction of TROPICANA JUICE DRINKS and growth in AQUAFINA and our diet portfolio. In Europe, we delivered strong results, growing net revenues by 19 percent versus the prior year, driven by double-digit volume growth in Russia and Turkey. In Canada, TROPICANA TWISTER was introduced in 2004, and was a key player in the growth of non-carbonated drinks in that geography. Our product portfolio and packaging has been well positioned to capture the opportunity presented by changing consumer preferences geared toward health and wellness, variety and convenience.

     Our strong topline growth was partially offset by increases in cost of sales, which has continued to pressure our bottom line results. On a per-case basis, cost of sales increased five percent, reflecting significant increases in raw material costs coupled with mix shifts into more expensive products and packages. During 2004, we have experienced increases in concentrate prices, coupled with growth in aluminum, sweeteners and resin prices, which added more than $80 million of costs or one and a half percentage points of growth to our worldwide cost of sales per case.

Additionally, the negative impact of foreign currency translation contributed one percentage point of growth to our cost of sales increase.

     Selling, delivery and administrative expenses increased four percent, which includes one percentage point of growth from foreign currency. The remaining three percentage points of growth were due primarily to higher labor and benefit costs. These increases were partially offset by cost savings driven from a number of worldwide productivity initiatives we put in place during 2004 and a reduction in our bad debt expense.

     In Mexico, we faced a number of challenges throughout the year including competitive pressures, increased commodity costs and the devaluation of the Mexican peso. Low-priced bargain brands continue to be an important factor in the marketplace, which has made it difficult for us and all soft drink suppliers to increase pricing. Cost of sales in Mexico has also been impacted by rising sweetener costs throughout the year and a steep rise in resin costs in the fourth quarter. We have made a number of investments in the marketplace and in our infrastructure in Mexico, which should provide long-term benefits, particularly in our water business and in our operating efficiency. Trends are improving in Mexico, with volume increasing by four percent in the second half of the year, bringing our volume to flat for the full year. Innovation and execution in the marketplace played a key role in our volume improvement during the year. During 2004, we introduced a number of new products and packages, added 13,000 new accounts to our customer base and placed 24,000 net new coolers.

     From a cash flow perspective, we continued our strong track record of growing our cash from operations. We generated $1.3 billion of cash from operations, after contributing $83 million into our pension plans, which are solidly funded. With our strong cash flows, we utilized $717 million for capital investments to grow our business and returned $613 million to our shareholders through share repurchases and dividends during the year. During 2004, we increased our annual dividend, raising it from $0.04 to $0.20 per share.

OUTLOOK

     In 2005, our fiscal year will include a 53rd week, while fiscal year 2004 consisted of 52 weeks. Our U.S. and Canadian operations report on a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Our other countries report on a calendar-year basis. In order to provide comparable guidance for 2005, we have excluded the impact of the 53rd week from our outlook. The table and the 2005 outlook discussion below provide pro forma disclosure by excluding the projected impact of the 53rd week in 2005:

                                            PRO FORMA FORECASTED    IMPACT OF 53RD     FORECASTED 2005 VERSUS
                                          2005 VERSUS 2004 GROWTH         WEEK               2004 GROWTH
                                          -----------------------   ----------------   ----------------------
Worldwide Volume                                   2% to 3%                1%                 3% to 4%
   U.S. and Canada Volume                        Flat to 1%                1%                 1% to 2%
Worldwide SD&A (in dollars)                        2% to 3%                1%                 3% to 4%
Worldwide Operating Profit (in dollars)          Flat to 3%                1%                 1% to 4%

                                            PRO FORMA FULL-YEAR     IMPACT OF  53RD    FULL-YEAR FORECASTED
                                          FORECASTED 2005 RESULTS         WEEK             2005 RESULTS
                                          -----------------------   ----------------   --------------------
Interest Expense, net                       $240 to $245 million     ~  $4 million     $244 to $249 million
Diluted Earnings Per Share                     $1.76 to $1.84        $0.02 to $0.03        $1.78 to $1.87

     In 2005, we expect our pro forma worldwide volume to grow between two and three percent, with the U.S. and Canada each expected to be flat to up one percent, Mexico up three to four percent and Europe up mid to high-single digits. We will carefully balance our net revenue per case, using rate increases where marketplace conditions allow, while also managing the mix of products we plan to sell. We expect to increase our worldwide net revenue per case one to two percent, which reflects a three percent increase in the U.S., partially offset by larger contributions from our international territories that typically have lower net revenue per case than the U.S., coupled with an expected mid-single digit decline in the value of the Mexican peso.

     In 2005, worldwide cost of sales per case is expected to increase by four to five percent. We are expecting the prices of resin, sweetener and aluminum to continue to increase, driving higher costs in excess of $100 million during 2005 versus the prior year. As a result, we expect our gross margin per case growth to be flat. Our pro forma selling, delivery and administrative expenses are expected to rise two to three percent, reflecting increases in labor and benefits, partially offset by productivity initiatives in the U.S. and Mexico. Due to the increasing costs of our business, we expect pro forma operating income growth to be flat to up three percent. In 2005, we expect pro forma interest expense to increase to approximately $240 million to $245 million, reflecting the impact of rising interest rates on approximately 20% of our debt that is variable.

     We expect to deliver a pro forma diluted earnings per share of $1.76 to $1.84, excluding the impact of the 53rd week. We are considering reinvestment of the additional profit from the 53rd week in long-term strategic initiatives. Our 2005 outlook does not reflect the effect of the implementation of the final accounting standard on the expensing of share-based payments, which will have a material impact on our results. We are in the process of evaluating the impact of the standard. See Note 2 in Notes to Consolidated Financial Statements for more information. Additionally, the American Jobs Creation Act of 2004 was enacted allowing for special tax breaks for the repatriation of earnings from foreign subsidiaries. We are evaluating whether to repatriate our undistributed foreign earnings in 2005.

     From a cash flow perspective, we expect to generate net cash provided by operations of about $1.2 billion and we plan to spend between $675 million and $725 million in capital investments. Our cash flows from operations in 2005 are expected to decline versus 2004 due to the expiration of legislated tax incentives. During 2005, two U.S. tax stimulus packages will expire, which allowed for accelerated tax deductions. Additionally, due to improved performance during 2004, we will be paying out higher incentive compensation in 2005, which will also drive some year-over-year unfavorability.

CRITICAL ACCOUNTING POLICIES

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - A portion of our accounts receivable will not be collected due to customer disputes, bankruptcies and sales returns. Estimating an allowance for doubtful accounts requires significant management judgment and is dependent upon the overall economic environment and our customers' viability. We provide reserves for these situations based on the evaluation of the aging of our trade receivable portfolio and an in-depth analysis of our high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We have effective credit controls in place to manage these exposures and believe that our allowance for doubtful accounts adequately provides for these risks.

     Our allowance for doubtful accounts was $61 million, $72 million and $67 million as of December 25, 2004, December 27, 2003 and December 28, 2002, respectively. Our allowance for doubtful accounts represents management's best estimate of probable losses inherent in our portfolio. The following is an analysis of the allowance for doubtful accounts for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002:

                                   ALLOWANCE FOR DOUBTFUL
                                          ACCOUNTS
                                   ----------------------
                                     2004   2003   2002
                                     ----   ----   ----
Beginning of the year ..........     $72    $67    $ 42
Bad debt expense ...............      (5)    12      32
Additions from acquisitions ....      --     --      14
Accounts written off ...........      (7)    (8)    (22)
Foreign currency translation ...       1      1       1
                                     ---    ---    ----
End of the year ................     $61    $72    $ 67
                                     ===    ===    ====

     RECOVERABILITY OF GOODWILL AND INTANGIBLE ASSETS WITH INDEFINITE LIVES - Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested annually for impairment.

     Our identified intangible assets principally arise from the allocation of the purchase price of businesses acquired, and consist primarily of franchise rights, distribution rights and brands. We assign amounts to such identified intangibles based on their estimated fair values at the date of acquisition. The determination of the expected life will be dependent upon the use and underlying characteristics of the identified intangible asset. In determining whether our intangible assets have an indefinite useful life, we consider the following as applicable: the nature and terms of underlying agreements; our intent and ability to use the specific asset contained in an agreement; the age and market position of the products within the territories we are entitled to sell; the historical and projected growth of those products; and costs, if any, to renew the agreement.

     We evaluate our identified intangible assets with indefinite useful lives for impairment annually (unless it is required more frequently because of a triggering event) on an individual basis or by asset groups on a country-by-country basis, depending on the nature of the intangible asset. We measure impairment as the amount by which the carrying value exceeds its estimated fair value.

     The fair value of our franchise rights and distribution rights is measured using a multi-period excess earnings method that is based upon estimated discounted future cash flows, including a terminal value, which assumes the franchise rights and distribution rights will continue in perpetuity. We deduct a contributory charge from our net after-tax cash flows for the economic return attributable to our working capital, other intangible assets and property, plant and equipment, which represents the required cash flow to support these assets. The net discounted cash flows in excess of the fair returns on these assets represent the estimated fair value of our franchise rights and distribution rights.

     The fair value of our brands is measured using a multi-period royalty saving method, which reflects the savings realized by owning the brand and, therefore, not having to pay a royalty fee to a third party. In valuing our brands, we have selected an estimated industry royalty rate relating to each brand and then applied it to the forecasted revenues associated with each brand. The net discounted after-tax cash flows from these royalty charges represent the fair value of our brands.

     Our discount rate utilized in each fair value calculation is based upon our weighted-average cost of capital plus an additional risk premium to reflect the risk and uncertainty inherent in separately acquiring the identified intangible asset between a willing buyer and a willing seller. The additional risk premium associated with our discount rate effectively eliminates the benefit that we believe results from synergies, scale and our assembled workforce, all of which are components of goodwill. Each year we re-evaluate our assumptions in our discounted cash flow model to address changes in our business and marketplace conditions.

     We evaluate goodwill on a country-by-country basis ("reporting unit") for impairment. We evaluate each reporting unit for impairment based upon a two-step approach. First, we compare the fair value of our reporting unit with its carrying value. Second, if the carrying value of our reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit's goodwill to its carrying amount to measure the amount of impairment loss. In measuring the implied fair value of goodwill, we would allocate the fair value of the reporting unit to each of its assets and liabilities (including any unrecognized intangible assets). Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

     We measure the fair value of a reporting unit as the discounted estimated future cash flows, including a terminal value, which assumes the business continues in perpetuity, less its respective minority interest and net debt (net of cash and cash equivalents). Our long-term terminal growth assumptions reflect our current long-term view of the marketplace. Our discount rate is based upon our weighted-average cost of capital for each reporting unit. Each year we re-evaluate our assumptions in our discounted cash flow model to address changes in our business and marketplace conditions.

     Considerable management judgment is necessary to estimate discounted future cash flows in conducting an impairment test for goodwill and other identified intangible assets, which may be impacted by future actions taken by us and our competitors and the volatility in the markets in which we conduct business. A change in assumptions in our cash flows could have a significant impact on the fair value of our reporting units and other identified intangible assets, which could then result in a material impairment charge to our results of operations.

     PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS - We sponsor pension and other postretirement medical benefit plans in various forms, covering employees who meet specified eligibility requirements. We account for our defined benefit pension plans and our postretirement medical benefit plans using actuarial models required by SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The amounts necessary to fund future payouts under these plans are subject to numerous assumptions and variables including anticipated discount rate, expected rate of return on plan assets, historical health care cost trends and future compensation levels. We evaluate these assumptions with our actuarial advisors on an annual basis and we believe that they are appropriate, although an increase or decrease in the assumptions or economic events outside our control could have a material impact on reported net income.

     The assets, liabilities and assumptions used to measure pension and postretirement medical expense for any fiscal year are determined as of September 30 of the preceding year ("measurement date"). The discount rate assumption used in our pension and postretirement medical benefit plans' accounting is based on current interest rates for high-quality, long-term corporate debt as determined on each measurement date. In evaluating our rate of return on assets for a given fiscal year, we consider the 10-15 year historical return of our pension investment portfolio, reflecting the weighted return of our asset allocation. Over the past three fiscal years, the composition of our pension assets in the U.S. was approximately 70%-75% equity investments and 25%-30% fixed income securities, which primarily consist of U.S. government and corporate bonds. Differences between actual and expected returns are generally recognized in the net periodic pension calculation over five years. To the extent the amount of all unrecognized gains and losses exceeds 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining service life of active participants. The rate of future compensation increases is based upon our historical experience and management's best estimate regarding future expectations. We amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits.

     We used the following weighted-average assumptions to compute our pension and postretirement medical expense in the United States:

PENSION                                  2004   2003   2002
-------                                  ----   ----   ----
Discount rate.........................   6.25%  6.75%  7.50%
Expected return on plan assets
   (net of administrative expenses)...   8.50%  8.50%  9.50%
Rate of compensation increase.........   4.20%  4.34%  4.33%

POSTRETIREMENT                           2004    2003   2002
--------------                           ----    ----   ----
Discount rate.........................   6.25%   6.75%  7.50%
Rate of compensation increase.........   4.20%   4.34%  4.33%
Health care cost trend rate...........  11.00%  12.00%  8.00%

     During 2004, our Company sponsored defined benefit pension and postretirement medical expenses in the U.S. totaled $88 million. In 2005, these expenses will increase by $12 million to $100 million due primarily to the following factors:

     - A decrease in our weighted-average discount rate for our pension and postretirement medical expense from 6.25% to 6.15%, reflecting declines in the yields of long-term corporate bonds. This assumption change will increase our 2005 defined benefit pension and postretirement medical expense by approximately $3 million.

     - Changes in demographics assumptions, including mortality, and other plan changes will increase our 2005 defined benefit pension and postretirement medical expense by approximately $5 million.

     - Merging our long-term disability medical plan with our postretirement medical plan. In 2004, we amended our long-term disability medical plan to provide coverage for two years for participants becoming disabled after January 1, 2005. Participants currently receiving benefits will be grandfathered under the existing benefits program. The costs of $4 million associated with these participants will be reclassified from our long-term disability medical plan to our postretirement medical plan beginning in 2005.

     CASUALTY INSURANCE COSTS - Due to the nature of our business, we require insurance coverage for certain casualty risks. In the United States we are self-insured for workers' compensation and automobile risks for occurrences up to $10 million, and product and general liability risks for occurrences up to $5 million. For losses exceeding these self-insurance thresholds, we purchase casualty insurance from a third-party provider.

     Our liability for casualty costs of $169 million and $127 million as of December 25, 2004 and December 27, 2003, respectively, is estimated using individual case-based valuations and statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. We do not discount our loss expense reserves. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. We evaluate these estimates with our actuarial advisors periodically during the year and we believe that they are appropriate, although an increase or decrease in the estimates or events outside our control could have a material impact on reported net income. Accordingly, the ultimate settlement of these costs may vary significantly from the estimates included in our financial statements.

     INCOME TAXES - Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and tax planning strategies available to us in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefit and costs we expect to realize. We establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized. A significant portion of deferred tax assets consists of net operating loss carryforwards. We have net operating loss carryforwards totaling $1,362 million at December 25, 2004, which are available to reduce future taxes in the U.S., Spain, Greece, Russia, Turkey and Mexico. The majority of our net operating loss carryforwards is generated overseas, the largest of which is coming from our Mexican and Spanish operations due to the financing put in place when we purchased the business of Pepsi-Gemex, S.A. de C.V. Of these carryforwards, $10 million expire in 2005 and $1,352 million expire at various times between 2006 and 2024.

     Significant management judgment is required in determining our effective tax rate and in evaluating our tax position. We establish reserves when, despite our belief that our tax return positions are supportable, we believe these positions may be challenged. We adjust these reserves as warranted by changing facts and circumstances. A change in our tax reserves could have a significant impact on our results of operations.

     Under our tax separation agreement with PepsiCo, Inc., PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before our initial public offering that occurred in March 1999. However, PepsiCo may not settle any issue without our written consent, which consent cannot be unreasonably withheld. PepsiCo has contractually agreed to act in good faith with respect to all tax audit matters affecting us. In accordance with the tax separation agreement, we will bear our allocable share of any risk or upside resulting from the settlement of tax matters affecting us for these periods.

     A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years for which we have audits that are open varies depending on the tax jurisdiction. The U.S. Internal Revenue Service is currently examining our and PepsiCo's joint tax returns for 1998 through March 1999 and our tax returns for the balance of 1999 and 2000. While it is often difficult to predict the final outcome or the timing of the resolution, we believe that our reserves reflect the probable outcome of known tax contingencies. Favorable resolutions would be recognized as a reduction of our tax expense in the year of resolution. Unfavorable resolutions would be recognized as a reduction to our reserves, a cash outlay for settlement and a possible increase to our annual tax provision.

RELATED PARTY TRANSACTIONS

     PepsiCo is considered a related party due to the nature of our franchise relationship and its ownership interest in our company. Over 80% of our volume is derived from the sale of brands from PepsiCo. At December 25, 2004, PepsiCo owned approximately 42.5% of our outstanding common stock and 100% of our outstanding class B common stock, together representing approximately 47.7% of the voting power of all classes of our voting stock. In addition, PepsiCo owns 6.8% of the equity of Bottling Group, LLC, our principal operating subsidiary. We fully consolidate the results of Bottling Group, LLC and present PepsiCo's share as minority interest in our Consolidated Financial Statements.

     Our business is conducted primarily under beverage agreements with PepsiCo, including a master bottling agreement, non-cola bottling agreement and a master syrup agreement. Additionally, under a shared services agreement, we obtain various services from PepsiCo, which include services for information technology maintenance and the procurement of raw materials. We also provide services to PepsiCo, including facility and credit and collection support.

     We review our annual marketing, advertising, management and financial plans each year with PepsiCo for its approval. If we fail to submit these plans, or if we fail to carry them out in all material respects, PepsiCo can terminate our beverage agreements. Because we depend on PepsiCo to provide us with concentrate, bottler incentives and various services, changes in our relationship with PepsiCo could have a material adverse effect on our business and financial results.

     BOTTLER INCENTIVES AND OTHER ARRANGEMENTS - In order to promote PepsiCo beverages, PepsiCo, at its discretion, provides us with various forms of bottler incentives. These incentives are mutually agreed upon between PepsiCo and us and cover a variety of initiatives, including direct marketplace support, capital equipment funding and advertising support. Based on the objectives of the programs and initiatives, we record bottler incentives as an adjustment to net revenues, cost of sales or selling, delivery and administrative expenses. Beginning in 2003, due to the adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a

Reseller) for Certain Consideration Received from a Vendor," we have changed our accounting methodology for the way we record certain bottler incentives. See
Note 2 in Notes to Consolidated Financial Statements for a discussion on the change in classification of these bottler incentives in our Consolidated Statements of Operations. Bottler incentives received from PepsiCo, including media costs shared by PepsiCo, were $626 million, $646 million and $560 million for 2004, 2003 and 2002, respectively. Changes in our bottler incentives and funding levels could materially affect our business and financial results.

     PURCHASE OF CONCENTRATE AND FINISHED PRODUCT - As part of our franchise relationship, we purchase concentrate from PepsiCo, pay royalties and produce or distribute other products through various arrangements with PepsiCo or PepsiCo joint ventures. The prices we pay for concentrate, finished goods and royalties are determined by PepsiCo at its sole discretion. Significant changes in the amount we pay PepsiCo for concentrate, finished goods and royalties could materially affect our business and financial results. Total net amounts paid or payable to PepsiCo or PepsiCo joint ventures for these arrangements were $2,741 million, $2,527 million and $2,163 million in 2004, 2003 and 2002, respectively. These amounts are reflected in cost of sales in our Consolidated Statements of Operations.

     MANUFACTURING AND DISTRIBUTION SERVICE REIMBURSEMENTS - In 2003 and 2002, we provided manufacturing services to PepsiCo and PepsiCo affiliates in connection with the production of certain finished beverage products. During 2003 and 2002, total amounts paid or payable by PepsiCo for these transactions were $6 million and $10 million, respectively.

     FOUNTAIN SERVICE FEE - We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Amounts received from PepsiCo for these transactions are offset by the cost to provide these services and are reflected in our Consolidated Statements of Operations in selling, delivery and administrative expenses. Net amounts paid or payable by PepsiCo to us for these services were approximately $180 million, $200 million and $200 million, in 2004, 2003 and 2002, respectively.

     SHARED SERVICES - We provide and receive various services from PepsiCo and PepsiCo affiliates pursuant to a shared services agreement and other arrangements. In the absence of these agreements, we would have to obtain such services on our own. We might not be able to obtain these services on terms, including cost, which are as favorable as those we receive from PepsiCo. Total expenses incurred with PepsiCo and PepsiCo affiliates were approximately $68 million, $72 million and, $70 million during 2004, 2003 and 2002, respectively, and are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations. Total income generated for services provided to PepsiCo and PepsiCo affiliates was approximately $10 million, $10 million and, $13 million during 2004, 2003 and 2002, respectively, and is reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.

     FRITO-LAY PURCHASES - We purchase snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in Russia. Amounts paid or payable to PepsiCo and its affiliates for snack food products were $75 million, $51 million and $44 million in 2004, 2003 and 2002, respectively, and are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.

     INCOME TAX EXPENSE - Under tax sharing arrangements we have with PepsiCo, we recorded $17 million, $7 million and $3 million in tax-related benefits from PepsiCo in 2004, 2003 and 2002, respectively.

     The Consolidated Statements of Operations include the following income (expense) amounts as a result of transactions with PepsiCo and its affiliates:

                                                                2004      2003      2002
                                                              -------   -------   -------
Net revenues:
   Bottler incentives......................................   $    22   $    21   $   257
                                                              =======   =======   =======

Cost of sales:
   Purchases of concentrate and finished products,
      and AQUAFINA royalty fees............................   $(2,741)  $(2,527)  $(2,163)
   Bottler incentives......................................       522       527        --
   Manufacturing and distribution service reimbursements...        --         6        10
                                                              -------   -------   -------
                                                              $(2,219)  $(1,994)  $(2,153)
                                                              =======   =======   =======

Selling, delivery and administrative expenses:
   Bottler incentives......................................   $    82   $    98   $   303
   Fountain service fee....................................       180       200       200
   Frito-Lay purchases.....................................       (75)      (51)      (44)
   Shared services.........................................       (58)      (62)      (57)
                                                              -------   -------   -------
                                                              $   129   $   185   $   402
                                                              =======   =======   =======

Income tax expense                                            $    17   $     7   $     3
                                                              =======   =======   =======

     For further information about our relationship with PepsiCo and its affiliates see Note 15 in Notes to Consolidated Financial Statements.

ITEMS THAT AFFECT HISTORICAL OR FUTURE COMPARABILITY

     Gemex Acquisition

     In November 2002, we acquired all of the outstanding capital stock of Pepsi-Gemex, S.A. de C.V. of Mexico ("Gemex"). Our total acquisition cost consisted of a net cash payment of $871 million and assumed debt of approximately $318 million.

     The following unaudited pro forma operating information summarizes our consolidated results of operations as if the Gemex acquisition had occurred on the first day of fiscal year 2002.

                                       2002
                                     -------
Net revenues......................   $10,297
Income before income taxes........   $   676
Net income........................   $   446
Earnings per share
   Basic..........................   $  1.58
   Diluted........................   $  1.52

     EITF Issue No. 02-16

     In January 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," addressing the recognition and income statement classification of various cash consideration given by a vendor to a customer. The consensus requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor's products, and therefore should be characterized as a reduction of cost of sales when recognized in the customer's income statement, unless certain criteria are met to overcome this presumption. EITF Issue No. 02-16 became effective beginning in our fiscal year 2003. Prior to 2003, we classified worldwide bottler incentives received from PepsiCo and other brand owners as adjustments to net revenues and selling, delivery and administrative expenses, depending on the objective of the program. In accordance with EITF Issue No. 02-16, we have classified certain bottler incentives as a reduction of cost of sales beginning in 2003.

     See Note 2 in Notes to Consolidated Financial Statements, for additional information and pro forma adjustments for bottler incentives that would have been made to our reported results for the fifty-two weeks ended December 28, 2002 assuming that EITF Issue No. 02-16 had been in place for all periods presented.

     Concentrate Supply

     We buy concentrate, the critical flavor ingredient for our products, from PepsiCo, its affiliates and other brand owners who are the sole authorized suppliers. Concentrate prices are typically determined annually. PepsiCo determines concentrate prices at its sole discretion. In February 2004, PepsiCo increased the price of U.S. concentrate by 0.7%. PepsiCo has recently announced a further increase of approximately 2%, effective February 2005.

RESULTS OF OPERATIONS - 2004

VOLUME

                                             52 WEEKS ENDED
                                         DECEMBER 25, 2004 VS.
                                           DECEMBER 27, 2003
                                       ------------------------
                                       WORLD-           OUTSIDE
                                        WIDE    U.S.   THE U.S.
                                       ------   ----   --------
Base volume ........................      2%      2%       3%
Acquisitions .......................      1%      0%       1%
                                        ---     ---      ---
   Total Volume Change .............      3%      2%       4%
                                        ===     ===      ===

     Our full-year reported worldwide physical case volume increased three percent in 2004 versus 2003. Worldwide volume growth reflects increases in the U.S., Europe and Canada, partially offset by a flat performance in Mexico.

     In the U.S., volume increased by two percent in 2004 versus 2003, driven by a four percent increase in our cold-drink channel and a one percent increase in our take-home channel. During 2004, we had solid results in our convenience and gas segment and foodservice business segment, which consists of our on-premise and full-service vending account customers. From a brand perspective, Trademark PEPSI's volume was down one percent for the year, due to declines in brand PEPSI and PEPSI TWIST, partially offset by solid growth from our diet portfolio. Our non-carbonated soft drink portfolio increased 11% for the full year led by the introduction of TROPICANA JUICE DRINKS and continued growth from AQUAFINA.

     In Europe, volume grew ten percent in 2004 versus 2003, driven by double-digit increases in Russia and Turkey. In Russia, we had solid growth in our core brands, coupled with contributions from new product introductions, including TROPICANA JUICE and LIPTON ICED TEA. In Turkey, we continue to improve in the areas of execution and distribution, which resulted in volume increases in brand PEPSI, AQUAFINA and local brands.

     Total volume in Mexico, excluding the impact of acquisitions, was flat for the year. Volume trends in Mexico improved during the second half of the year, increasing four percent versus the prior year. Improvement in the second half of the year reflected improved marketplace execution, brand and package innovation and our focus on consumer value. During the second half of the year, we saw increases in each of our jug, bottled water and carbonated soft drink categories. Increases in the second half of the year were offset by volume declines in the first half of the year driven primarily by our jug water business.

NET REVENUES

                                                   52 WEEKS ENDED
                                               DECEMBER 25, 2004 VS.
                                                 DECEMBER 27, 2003
                                             ------------------------
                                             WORLD-           OUTSIDE
                                              WIDE    U.S.   THE U.S.
                                             ------   ----   --------
Volume impact ............................      2%      2%       3%
Net price per case impact (rate/mix) .....      3%      3%       1%
Acquisitions .............................      0%      0%       1%
Currency translation .....................      1%      0%       3%
                                              ---     ---      ---
   Total Net Revenues Change .............      6%      5%       8%
                                              ===     ===      ===

     Worldwide net revenues were $10.9 billion in 2004, a six percent increase over the prior year. The increase in net revenues for the year was driven by improvements in volume, growth in net price per case and the favorable impact from currency translation.

     In the U.S., net revenues increased five percent in 2004 versus 2003. The increases in net revenues in the U.S. were driven by growth in both volume and net price per case. Increases in net price per case in the U.S. were due to a combination of rate increases, primarily in cans, and mix benefits from the sale of higher-priced products.

     Net revenues outside the U.S. grew approximately eight percent in 2004 versus 2003. The increases in net revenues outside the U.S. were driven primarily by growth in volume and net price per case in Europe and Canada, coupled with the favorable impact of foreign exchange. This growth was partially offset by net revenue declines in Mexico. Net revenues in Mexico declined three percent on a full-year basis due primarily to the devaluation of the Mexican peso. In local currency, our net price per case in Mexico in 2004 was flat versus the prior year.

COST OF SALES

                                            52 WEEKS ENDED
                                        DECEMBER 25, 2004 VS.
                                          DECEMBER 27, 2003
                                      ------------------------
                                      WORLD-           OUTSIDE
                                       WIDE    U.S.   THE U.S.
                                      ------   ----   --------
Volume impact .....................      2%      2%       3%
Cost per case impact ..............      5%      5%       4%
Acquisitions ......................      0%      0%       1%
Currency translation ..............      1%      0%       3%
                                       ---     ---      ---
Total Cost of Sales Change ........      8%      7%      11%
                                       ===     ===      ===

     Worldwide cost of sales was $5.7 billion in 2004, an eight percent increase over 2003. The growth in cost of sales per case was driven primarily by significant increases in raw material costs, coupled with mix shifts into more expensive products and packages and the negative impact of foreign currency translation.

     In the U.S., cost of sales grew seven percent in 2004 versus 2003, due to volume growth and increases in cost per case. The increases in cost per case resulted from higher commodity costs, primarily driven by aluminum and resin, coupled with the impact of mix shifts into more expensive products and packages.

     Cost of sales outside the U.S. grew approximately eleven percent in 2004 versus 2003, reflecting increases in cost per case and volume, coupled with the negative impact from foreign currency translation. Growth in cost per case was driven by increases in Europe and Mexico. In Europe, we have experienced higher sweetener costs in Turkey and mix shifts into more expensive products in Russia. In Mexico, sweetener costs have increased throughout the year, coupled with a steep rise in resin costs in the fourth quarter. Foreign currency translation contributed three percentage points of growth, reflecting the appreciation of the euro and Canadian dollar, partially offset by the devaluation of the Mexican peso.

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES

                                                52 WEEKS ENDED
                                             DECEMBER 25, 2004 VS.
                                               DECEMBER 27, 2003
                                           ------------------------
                                           WORLD-           OUTSIDE
                                            WIDE    U.S.   THE U.S.
                                           ------   ----   --------
Cost impact ............................      3%      4%       3%
Acquisitions ...........................      0%      0%       1%
Currency translation ...................      1%      0%       2%
                                            ---     ---      ---
   Total SD&A Change ...................      4%      4%       6%
                                            ===     ===      ===

     Worldwide selling, delivery and administrative expenses were $4.3 billion, a four percent increase over 2003. Increases in selling, delivery and administrative costs were driven by higher operating costs in the U.S. and Europe coupled with the negative impact of foreign currency translation.

     In the U.S., increases reflect higher labor and benefit costs. These increases were partially offset by reduced operating costs driven from a number of productivity initiatives we put in place during 2004, coupled with a reduction in our bad debt expense.

     Outside the U.S., increases were driven primarily by higher operating costs in Russia and Turkey and the negative impact of foreign currency throughout Europe and Canada. These increases were partially offset by declines in Mexico due to the devaluation of the Mexican peso and reduced operating costs. We have consolidated a number of warehouses and distribution systems in Mexico and are starting to capitalize on productivity gains and reduced costs. These results also include a $9 million non-cash impairment charge that is related to our re-evaluation of the fair value of our franchise licensing agreement for the SQUIRT trademark in Mexico, as a result of a change in its estimated accounting life. See Note 6 in Notes to Consolidated Financial Statements for additional information.

INTEREST EXPENSE, NET

     Interest expense, net decreased by $9 million to $230 million, when compared with 2003, largely due to lower effective interest rates achieved on our long-term debt.

MINORITY INTEREST

     Minority interest represents PepsiCo's approximate 6.8% ownership in our principal operating subsidiary, Bottling Group, LLC.

INCOME TAX EXPENSE

     Our effective tax rate for 2004 and 2003 was 33.7% and 36.3%, respectively. The decrease in our effective tax rate versus the prior year is due largely to the lapping of an $11 million ($0.04 per diluted share) tax charge relating to a Canadian tax law change in the fourth quarter of 2003. In 2004, we had the following significant tax items, which decreased our tax expense by approximately $4 million:

     - Tax reserves - During 2004, we adjusted previously established liabilities for tax exposures due largely to the settlement of certain international tax audits. The adjustment of these liabilities resulted in an $8 million (or $0.02 per diluted share) tax benefit for the year.

     - International tax structure change - In December 2004, we initiated a reorganization of our international tax structure to allow for more efficient cash mobilization and to reduce potential future tax costs. This reorganization triggered a $30 million tax charge ($0.11 per diluted share) in the fourth quarter.

     - Mexico tax rate change - In December 2004, legislation was enacted changing the Mexican statutory income tax rate. This rate change decreased our net deferred tax liabilities and resulted in a $26 million ($0.09 per diluted share) tax benefit in the fourth quarter.

EARNINGS PER SHARE

Shares in millions                                       2004    2003    2002
                                                        -----   -----   -----
Basic earnings per share on reported net income .....   $1.79   $1.54   $1.52
Basic weighted-average shares outstanding ...........     255     270     282

Diluted earnings per share on reported net income ...   $1.73   $1.50   $1.46
Diluted weighted-average shares outstanding .........     263     277     293

     Dilution

     Diluted earnings per share reflects the potential dilution that could occur if equity awards from our stock compensation plans were exercised and converted into common stock that would then participate in net income. Our employee equity award issuances have resulted in $0.06, $0.04 and $0.06 per share of dilution in 2004, 2003 and 2002, respectively.

     Diluted Weighted-Average Shares Outstanding

     The decrease in shares outstanding reflects the effect of our share repurchase program, which began in October 1999, partially offset by share issuances from the exercise of stock options. The amount of shares authorized by the Board of Directors to be repurchased totals 100 million shares, of which we have repurchased approximately 21 million shares in 2004 and 84 million shares since the inception of our share repurchase program.

RESULTS OF OPERATIONS - 2003

VOLUME

                                                52 WEEKS ENDED
                                             DECEMBER 27, 2003 VS.
                                               DECEMBER 28, 2002
                                           ------------------------
                                           WORLD-           OUTSIDE
                                            WIDE    U.S.   THE U.S.
                                           ------   ----   --------
Acquisitions ...........................     20%      0%      74%
Base business ..........................      0%     (2)%      4%
                                            ---     ---      ---
   Total Volume Change .................     20%     (2)%     78%
                                            ===     ===      ===

     Our full-year reported worldwide physical case volume increased 20% in 2003 versus 2002. The increase in reported worldwide volume was due entirely to our acquisitions. Our acquisition of Gemex contributed more than 90% of the growth resulting from acquisitions.

     In the U.S., our base business volume decreased 2% versus 2002 due to changes in consumer preferences, declines in our cold drink business and weakness in retail traffic. (The term "base business" reflects territories that we owned and operated for comparable periods in both the current year and the prior year.) However, during the second half of 2003, we saw improvement in our cold drink business as we began to implement changes to ensure that we have the right consumer value and the right space allocation for our products in the cold vaults. From a brand perspective, as consumers sought more variety, we saw declines in brand PEPSI, partially offset by strong growth in AQUAFINA and lemon-lime volume, led by SIERRA MIST, coupled with product introductions such as PEPSI VANILLA and MOUNTAIN DEW LIVEWIRE.

     Outside the U.S., our base business volume increased by 4%. The increase in base business volume outside the U.S. was driven by warm summer weather in Europe, coupled with a strong performance in Russia, resulting from growth in AQUA MINERALE and the launch of PEPSI X.

NET REVENUES

                                                52 WEEKS ENDED
                                             DECEMBER 27, 2003 VS.
                                               DECEMBER 28, 2002
                                           ------------------------
                                           WORLD-           OUTSIDE
                                            WIDE    U.S.   THE U.S.
                                           ------   ----   --------
Acquisitions ...........................     11%      1%      61%
                                            ---     ---      ---
Base business:
   EITF Issue No. 02-16 impact .........     (3)%    (3)%     (4)%
   Currency translation ................      2%      0%      10%
   Rate/mix impact (pricing) ...........      1%      2%       3%
   Volume impact .......................      0%     (2)%      4%
                                            ---     ---      ---
Base business change ...................      0%     (3)%     13%
                                            ---     ---      ---
Total Net Revenues Change ..............     11%     (2)%     74%
                                            ===     ===      ===

     Net revenues were $10.3 billion in 2003, an 11% increase over the prior year. Approximately 72% of our net revenues was generated in the United States, 11% of our net revenues was generated in Mexico and the remaining 17% was generated outside the United States and Mexico. The increase in net revenues in 2003 was driven primarily by our acquisition of Gemex, which contributed more than 85% of the growth resulting from acquisitions. Our base business net revenues were flat in 2003 versus 2002. In 2003, base business net revenues were favorably impacted by foreign currency translation and price increases, offset by the reclassification of certain bottler incentives from net revenues to cost of sales resulting from the adoption of EITF Issue No. 02-16.

     In the U.S., net revenues decreased 2% in 2003 versus 2002. The decrease in U.S. net revenues was due to a decline in volume and the impact of adopting EITF Issue No. 02-16. This was partially offset by a 2% increase in marketplace pricing and incremental revenue from acquisitions. Net revenues outside the U.S. grew approximately 74% in 2003 versus 2002. The increase in net revenues outside the U.S. was driven by our Gemex acquisition and an increase in our base business revenues of 13%. The increase in base business net revenues outside the U.S. was the result of favorable foreign currency translation in Canada and Europe, volume growth, and a 3% increase in pricing, partially offset by a decline due to the impact of adopting EITF Issue No. 02-16.

COST OF SALES

                                                52 WEEKS ENDED
                                             DECEMBER 27, 2003 VS.
                                               DECEMBER 28, 2002
                                           ------------------------
                                           WORLD-           OUTSIDE
                                            WIDE    U.S.   THE U.S.
                                           ------   ----   --------
Acquisitions ...........................     10%      1%      51%
                                            ---     ---      ---
Base business:
   EITF Issue No. 02-16 impact .........    (10)%    (9)%    (17)%
   Cost per case impact ................      2%      3%       4%
   Currency translation ................      2%      0%       8%
   Volume impact .......................      0%     (2)%      4%
                                            ---     ---      ---
Base business change ...................     (6)%    (8)%     (1)%
                                            ---     ---      ---

Total Cost of Sales Change .............      4%     (7)%     50%
                                            ===     ===      ===

     Cost of sales was $5.2 billion in 2003, a 4% increase over 2002. The increase in cost of sales was due primarily to our acquisition of Gemex, which contributed more than 80% of the growth resulting from acquisitions, partially offset by a decline in our base business costs. The decline in base business cost of sales was due primarily to the reclassification of certain bottler incentives from net revenues and selling, delivery and administrative expenses to cost of sales resulting from the adoption of EITF Issue No. 02-16, partially offset by increases in cost per case and the negative impact of foreign currency translation.

     In the U.S., cost of sales decreased 7% in 2003 versus 2002. The decrease in U.S. cost of sales was driven by volume declines and the impact of adopting EITF Issue No. 02-16, partially offset by cost per case increases and incremental costs from acquisitions. In the U.S., cost per case increased by 3% resulting from higher concentrate and resin costs, coupled with the mix of products we sell.

     Our base business cost of sales outside the U.S. decreased approximately 1% in 2003 versus 2002. The decrease in base business cost of sales outside the U.S. was driven from the impact of adopting EITF Issue No. 02-16, partially offset by the negative impact of foreign currency translation in Canada and Europe, and increases in both cost per case and volume.

SELLING, DELIVERY AND ADMINISTRATIVE EXPENSES

                                                52 WEEKS ENDED
                                             DECEMBER 27, 2003 VS.
                                               DECEMBER 28, 2002
                                           ------------------------
                                           WORLD-           OUTSIDE
                                            WIDE    U.S.   THE U.S.
                                           ------   ----   --------
Acquisitions ...........................     14%      1%      76%
                                            ---     ---      ---
Base business:
   EITF Issue No. 02-16 impact .........      6%      4%      18%
   Currency translation ................      2%      0%      11%
   Cost performance ....................      1%      0%       4%
                                            ---     ---      ---
Base business change ...................      9%      4%      33%
                                            ---     ---      ---
Total SD&A Change ......................     23%      5%     109%
                                            ===     ===      ===

     Selling, delivery and administrative expenses were $4.1 billion in 2003, a 23% increase over 2002. The increase in selling, delivery and administrative expenses was driven primarily by our acquisition of Gemex and increases in our base business costs. Gemex contributed more than 90% of the growth resulting from acquisitions. The 9% increase in our base business selling, delivery and administrative expenses was due to the reclassification of certain bottler incentives from selling, delivery and administrative expenses to cost of sales resulting from the adoption of EITF Issue No. 02-16, coupled with the impact of foreign currency translation in Canada and Europe and an increase in our base business cost performance. Our base business cost performance increased 1% as a result of higher pension, employee benefit and casualty costs, partially offset by a reduction in our bad debt expense and productivity gains due to improvements in our operational efficiencies and selling execution to the marketplace.

OPERATING INCOME

     Operating income was $956 million in 2003, a 7% increase over 2002. The increase in operating income was due primarily to our acquisition of Gemex, partially offset by a 1% decrease in our base business. The decrease in our base business operating income resulted from increased selling, delivery and administrative expenses, partially offset by the improvement in the net impact of gross margin rate and mix in the U.S. and Europe, coupled with the favorable impact of foreign currency translation in Canada and Europe.

INTEREST EXPENSE, NET

     Interest expense, net increased by $48 million to $239 million, when compared with 2002, largely due to the additional interest associated with the $1 billion 4.63% senior notes used to finance our acquisition of Gemex in November 2002 and the additional $1.2 billion of debt issued during 2003. This was partially offset by the lower effective interest rate achieved on our fixed rate long-term debt from the use of interest rate swaps.

MINORITY INTEREST

     Minority interest represents PepsiCo's approximate 6.8% ownership in our principal operating subsidiary, Bottling Group, LLC.

INCOME TAX EXPENSE BEFORE RATE CHANGE

     Our full-year effective tax rate for 2003 was 34.4% before our income tax rate change expense. This rate corresponds to an effective tax rate of 34.0% in 2002. The increase in the effective tax rate is primarily due to the unfavorable mix in pre-tax income in jurisdictions with higher effective tax rates.

INCOME TAX RATE CHANGE EXPENSE (BENEFIT)

     In December 2003, legislation was enacted changing certain Canadian provincial income tax rates. These rate changes increased deferred tax liabilities by $11 million and resulted in a non-cash charge in 2003.

LIQUIDITY AND FINANCIAL CONDITION

CASH FLOWS

     Fiscal 2004 Compared with Fiscal 2003

     Net cash provided by operations grew by $167 million to $1,251 million in 2004. Increases in net cash provided by operations were driven by higher profits, lower pension contributions, and working capital improvements, which includes the lapping of a one-time payment in 2003 relating to the settlement of our New Jersey wage and hour litigation. These increases were partially offset by higher tax payments.

     Net cash used for investments increased by $57 million to $791 million, principally reflecting higher capital spending, partially offset by higher proceeds from sales of property, plant, and equipment.

     Net cash used for financing increased by $2,048 million to $1,395 million driven primarily by the repayment of our $1.0 billion note in February 2004, lower proceeds from long-term borrowings and higher share repurchases, partially offset by increased stock option exercises and higher short-term borrowings.

     Fiscal 2003 Compared with Fiscal 2002

     Our net cash provided by operations of $1,084 million was driven by the strong cash flow generated from the sale of our products. Net operating cash flow grew by $70 million over the prior year due primarily to the incremental cash generated by our Mexican business. This increase was partially offset by higher worldwide tax payments, U.S. casualty insurance payments and the settlement of our New Jersey wage and hour litigation.

     Net cash used for investments decreased by $1.0 billion to $734 million, reflecting lower acquisition spending during 2003 and the lapping of a $181 million investment in our debt defeasance trust in the prior year, partially offset by increases in capital expenditures.

     Net cash provided by financing decreased by $20 million to $653 million, driven by higher share repurchases and lower stock option exercises, offset by an increase in our proceeds from long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     We believe that our future cash flows from operations and borrowing capacity will be sufficient to fund capital expenditures, acquisitions, dividends and working capital requirements for the foreseeable future.

     During the first quarter we repaid our $1 billion 5.38% senior notes with the proceeds we received from debt issued in the prior year.

     In 2002, we purchased $181 million in U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest on the $160 million of 9.75% senior notes maturing in March 2004, in order to defease their respective covenants. In March 2004, we repaid our $160 million of 9.75% senior notes by liquidating our investments in our debt defeasance trust.

     We have a $500 million commercial paper program in the U.S. that is supported by a credit facility, which is guaranteed by Bottling Group, LLC and expires in April 2009. At December 25, 2004, we had $78 million in outstanding commercial paper with a weighted-average interest rate of 2.32%. At December 27, 2003, we had no outstanding commercial paper.

     We had available short-term bank credit lines of approximately $381 million and $302 million at December 25, 2004 and December 27, 2003, respectively. These lines were used to support the general operating needs of our businesses outside the United States. As of year-end 2004, we had $77 million outstanding under these lines of credit at a weighted-average interest rate of 3.72%. As of year-end 2003, we had $67 million outstanding under these lines of credit at a weighted-average interest rate of 4.17%.

     Certain of our senior notes have redemption features and non-financial covenants that will, among other things, limit our ability to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets. Additionally, certain of our credit facilities and senior notes have financial covenants consisting of the following:

     - Our debt to capitalization ratio should not be greater than .75 on the last day of a fiscal quarter when PepsiCo Inc.'s ratings are A- by S&P and A3 by Moody's or higher. Debt is defined as total long-term and short-term debt plus accrued interest plus total standby letters of credit and other guarantees less cash and cash equivalents not in excess of $500 million. Capitalization is defined as debt plus shareholders equity plus minority interest excluding the impact of the cumulative translation adjustment.

     - Our debt to EBITDA ratio should not be greater than five on the last day of a fiscal quarter when PepsiCo Inc.'s ratings are less than A-by S&P or A3 by Moody's. EBITDA is defined as the last four quarters of earnings before depreciation, amortization, net interest expense, income taxes, minority interest, net other non-operating expenses and extraordinary items.

     - New secured debt should not be greater than 10% of Bottling Group, LLC's net tangible assets. Net tangible assets are defined as total assets less current liabilities and net intangible assets.

     We are in compliance with all debt covenants.

     Our peak borrowing timeframe varies with our working capital requirements and the seasonality of our business. Additionally, throughout the year, we may have further short-term borrowing requirements driven by other operational needs of our business. During 2004, borrowings from our commercial paper program in the U.S. peaked at $171 million. Outside the U.S., borrowings from our international credit facilities peaked at $130 million, reflecting payments for working capital requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 25, 2004:

                                                                 PAYMENTS DUE BY PERIOD
                                         ---------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                   TOTAL   LESS THAN 1 YEAR   1-3 YEARS   3-5 YEARS   MORE THAN 5 YEARS
-----------------------                  ------   ----------------   ---------   ---------   -----------------
Long-term debt obligations (1)           $4,555         $ 51           $  547      $1,304          $2,653
Capital lease obligations (2)                 6            2                1           1               2
Operating leases (2)                        222           45               68          43              66
Interest obligations (3)                  2,743          233              461         408           1,641
Purchase obligations:
   Raw material obligations (4)             161            1              107          53              --
   Capital expenditure obligations (5)       48           48               --          --              --
   Other obligations (6)                    292          178               62          30              22
Other long-term liabilities (7)              31            6               13           7               5
                                         ------         ----           ------      ------          ------
TOTAL                                    $8,058         $564           $1,259      $1,846          $4,389
                                         ======         ====           ======      ======          ======

(1) See Note 8 in Notes to Consolidated Financial Statements for additional information relating to our long-term debt obligations.

(2) See Note 9 in Notes to Consolidated Financial Statements for additional information relating to our lease obligations.

(3) Represents interest payment obligations related to our long-term fixed-rate debt as specified in the applicable debt agreements. Additionally, a portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We estimated our variable interest payment obligations by using the interest rate forward curve.

(4) Represents obligations to purchase raw materials pursuant to contracts entered into by PepsiCo on our behalf.

(5) Represents commitments to suppliers under capital expenditure related contracts or purchase orders.

(6) Represents noncancellable agreements that specify fixed or minimum quantities, price arrangements and timing of payments. Also includes agreements that provide for termination penalty clauses.

(7) Primarily relates to contractual obligations associated with non-compete contracts that resulted from business acquisitions. The table excludes other long-term liabilities included in our Consolidated Financial Statements, such as pension, postretirement and other non-contractual obligations. See Note 11 in Notes to Consolidated Financial Statements for a discussion of our future pension and postretirement contributions and corresponding expected benefit payments for years 2005 through 2014.

OFF-BALANCE SHEET ARRANGEMENTS

     There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

CAPITAL EXPENDITURES

     Our business requires substantial infrastructure investments to maintain our existing level of operations and to fund investments targeted at growing our business. Capital infrastructure expenditures totaled $717 million, $644 million and $623 million during 2004, 2003 and 2002, respectively.

ACQUISITIONS

     During 2004, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from four franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $95 million in cash and assumption of liabilities of $22 million:

     -    Gaseosas, S.A. de C.V. of Mexicali, Mexico in March

     -    Seltzer and Rydholm, Inc. of Auburn, Maine in October

     -    Phil Gaudreault et Fils Ltee of Quebec, Canada in November

     -    Bebidas Purificada, S.A. de C.V. of Juarez, Mexico in November

     As a result of these acquisitions, we have assigned $5 million to goodwill, $66 million to franchise rights and $3 million to non-compete arrangements. The goodwill and franchise rights are not subject to amortization. The non-compete agreements are being amortized over five to ten years. The allocations of the purchase price for these acquisitions are still preliminary and will be determined based on the estimated fair value of assets acquired and liabilities assumed as of the dates of acquisitions. The operating results of each of our acquisitions are included in the accompanying consolidated financial statements from its respective date of purchase. These acquisitions were made to enable us to provide better service to our large retail customers. We expect these acquisitions to reduce costs through economies of scale.

     During 2004, we also paid $1 million for the purchase of certain distribution rights relating to SOBE.

     During 2003, we acquired the operations and exclusive right to manufacture, sell and distribute beverages from three franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $91 million in cash and the assumption of liabilities of $13 million:

     -    Pepsi-Cola Buffalo Bottling Corp. of Buffalo, New York in February

     -    Cassidy's Beverage Limited of New Brunswick, Canada in February

     -    Olean Bottling Works, Inc. of Olean, New York in August

     During 2003, we also paid $5 million for the purchase of certain distribution rights relating to SOBE and DR PEPPER. In addition, we paid $4 million for purchase obligations relating to acquisitions made in the prior year.

     We intend to continue to pursue other acquisitions of independent PepsiCo bottlers in the U.S., Mexico and Canada, particularly in territories contiguous to our own, where they create shareholder value. We also intend to continue to evaluate other international acquisition opportunities as they become available.

MARKET RISKS AND CAUTIONARY STATEMENTS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, our financial position is routinely subject to a variety of risks. These risks include the risk associated with the price of commodities purchased and used in our business, interest rates on outstanding debt and currency movements of non-U.S. dollar denominated assets and liabilities. We are also subject to the risks associated with the business environment in which we operate, including the collectibility of accounts receivable. We regularly assess all of these risks and have policies and procedures in place to protect against the adverse effects of these exposures.

     Our objective in managing our exposure to fluctuations in commodity prices, interest rates and foreign currency exchange rates is to minimize the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, we have derivative instruments to hedge against the risk of adverse movements in commodity prices, interest rates and foreign currency. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use. See Note 10 in Notes to Consolidated Financial Statements for additional information relating to our derivative instruments.

     A sensitivity analysis has been prepared to determine the effects that market risk exposures may have on the fair values of our debt and other financial instruments. To perform the sensitivity analysis, we assessed the risk of loss in fair values from the hypothetical changes in commodity prices, interest rates and foreign currency exchange rates on market-sensitive instruments. Information provided by this sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor were held constant. In addition, the results of the analysis are constrained by the fact that certain items are specifically excluded from the analysis, while the financial instruments that relate to the financing or hedging of those items are included. As a result, the reported changes in the values of some financial instruments that affect the results of the sensitivity analysis are not matched with the offsetting changes in the values of the items that those instruments are designed to finance or hedge.

     Commodity Price Risk

     We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use futures contracts and options on futures in the normal course of business to hedge anticipated purchases of certain commodities used in our operations. With respect to commodity price risk, we currently have various contracts outstanding for commodity purchases in 2005, which establish our purchase prices within defined ranges. We estimate that a 10% decrease in commodity prices with all other variables held constant would have resulted in a decrease in the fair value of our financial instruments of $10 million and $17 million at December 25, 2004 and December 27, 2003, respectively.

     Interest Rate Risk

     The fair value of our fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the fair market value of our debt, representing differences between market interest rates and the fixed-rate on the debt. As a result of the market risk, we effectively converted a portion of our fixed-rate debt to floating-rate debt through the use of interest rate swaps. We estimate that a 10% decrease in interest rates with all other variables held constant would have resulted in a net increase in the fair value of our financial instruments (which includes both our fixed-rate debt and our interest rate swaps) of $149 million and $160 million at December 25, 2004 and December 27, 2003, respectively.

     Foreign Currency Exchange Rate Risk

     In 2004, approximately 28% of our net revenues came from outside the United States. Social, economic and political conditions in these international markets may adversely affect our results of operations, cash flows and financial condition. The overall risks to our international businesses include changes in foreign governmental policies and other political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations that may adversely impact our business. In addition, our results of operations and the value of the foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates.

     As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from our international operations are usually reinvested locally.

     We have foreign currency transactional risks in certain of our international territories for transactions that are denominated in currencies that are different from their functional currency. Beginning in 2004, we have entered into forward exchange contracts to hedge portions of our forecasted U.S. dollar cash flows in our Canadian business. At December 25, 2004, a 10% weaker U.S. dollar against the Canadian dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $10 million. Conversely, a 10% stronger U.S. dollar against the Canadian dollar, with all other variables held constant, would result in an increase in the fair value of our financial instruments of $9 million.

     Foreign currency gains and losses reflect both transaction gains and losses in our foreign operations, as well as translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Turkey and Russia were considered highly inflationary economies for accounting purposes in 2002. Beginning in 2003, Russia was no longer considered highly inflationary, and as a result, changed its functional currency from the U.S. dollar to the Russian ruble. There was no material impact on our consolidated financial statements as a result of Russia's change in functional currency. For 2004 and 2003, Turkey was still considered a highly inflationary economy for accounting purposes.

     Unfunded Deferred Compensation Liability

     Our unfunded deferred compensation liability is subject to changes in our stock price as well as price changes in certain other equity and fixed income investments. Employees participating in our deferred compensation program can elect to defer all or a portion of their compensation to be paid out on a future date or dates. As part of the deferral process, employees select from phantom investment options that determine the earnings on the deferred compensation liability and the amount that they will ultimately receive. Employee investment elections include PBG stock and a variety of other equity and fixed-income investment options.

     Since the plan is unfunded, employees' deferred compensation amounts are not directly invested in these investment vehicles. Instead, we track the performance of each employee's investment selections and adjust his or her deferred compensation account accordingly. The adjustments to the employees' accounts increase or decrease the deferred compensation liability reflected on our Consolidated Balance Sheets with an offsetting increase or decrease to our selling, delivery and administrative expenses.

     We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on our stock price. Therefore, changes in compensation expense as a result of changes in our stock price are substantially offset by the changes in the fair value of these contracts. We estimate that a 10% unfavorable change in the year-end stock price would have reduced the fair value from these commitments by $2 million in 2004 and 2003.

CAUTIONARY STATEMENTS

     Except for the historical information and discussions contained herein, statements contained in this annual report on Form 10-K and in the annual report to the shareholders may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:

- changes in our relationship with PepsiCo that could have a material adverse effect on our long-term and short-term business and financial results;

- restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;

- material changes from expectations in the cost of raw materials and ingredients;

- decreased demand for our product resulting from changes in consumers' preferences;

- an inability to achieve volume growth through product and packaging initiatives;

-    impact of competitive activities on our business;

-    impact of customer consolidations on our business;

-    an inability to achieve cost savings;

- material changes in capital investment for infrastructure and an inability to achieve the expected timing for returns on cold drink equipment and related infrastructure expenditures;

- material changes in expected levels of bottler incentive payments from PepsiCo;

-    changes in product category consumption;

-    unfavorable weather conditions in our markets;

-    unforeseen economic and political changes;

-    possible recalls of our products;

- an inability to meet projections for performance in newly acquired territories;

-    failure or inability to comply with laws and regulations;

- changes in laws and regulations governing the manufacture and sale of food and beverages, including restrictions on the sale of carbonated soft drinks in schools;

- changes in laws and regulations governing the environment, transportation, employee safety, labor and government contracts;

- changes in accounting standards and taxation requirements (including unfavorable outcomes from audits performed by various tax authorities);

-    changes in our debt ratings;

- material changes in expected interest and currency exchange rates and unfavorable market performance of our pension plan assets;

-    interruptions of operations due to labor disagreements;

-    loss of business from a significant customer; and

-    limitations on the availability of water or obtaining water rights.

THE PEPSI BOTTLING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
in millions, except per share data

FISCAL YEARS ENDED DECEMBER 25, 2004, DECEMBER 27, 2003 AND DECEMBER 28, 2002

                                                        2004      2003     2002
                                                      -------   -------   ------
NET REVENUES ......................................   $10,906   $10,265   $9,216
Cost of sales .....................................     5,656     5,215    5,001
                                                      -------   -------   ------
GROSS PROFIT ......................................     5,250     5,050    4,215

Selling, delivery and administrative expenses .....     4,274     4,094    3,317
                                                      -------   -------   ------
OPERATING INCOME ..................................       976       956      898

Interest expense, net .............................       230       239      191
Other non-operating expenses, net .................         1         7        7
Minority interest .................................        56        50       51
                                                      -------   -------   ------

INCOME BEFORE INCOME TAXES ........................       689       660      649
Income tax expense ................................       232       238      221
                                                      -------   -------   ------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE ........................       457       422      428
Cumulative effect of change in accounting
   principle, net of tax and minority interest ....        --         6       --
                                                      -------   -------   ------
NET INCOME ........................................   $   457   $   416   $  428
                                                      =======   =======   ======

BASIC EARNINGS PER SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .......   $  1.79   $  1.56   $ 1.52
Cumulative effect of change in accounting
   principle ......................................        --      0.02       --
                                                      -------   -------   ------
BASIC EARNINGS PER SHARE ..........................   $  1.79   $  1.54   $ 1.52
                                                      =======   =======   ======

Weighted-average shares outstanding ...............       255       270      282

DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .......   $  1.73   $  1.52   $ 1.46
Cumulative effect of change in accounting
   principle ......................................        --      0.02       --
                                                      -------   -------   ------
DILUTED EARNINGS PER SHARE ........................   $  1.73   $  1.50   $ 1.46
                                                      =======   =======   ======

Weighted-average shares outstanding ...............       263       277      293

See accompanying notes to Consolidated Financial Statements.

THE PEPSI BOTTLING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
in millions

FISCAL YEARS ENDED DECEMBER 25, 2004, DECEMBER 27, 2003 AND DECEMBER 28, 2002

                                                       2004     2003      2002
                                                     -------   ------   -------
CASH FLOWS--OPERATIONS
Net income .......................................   $   457   $  416   $   428
Adjustments to reconcile net income to
   net cash provided by operations:
   Depreciation ..................................       580      556       443
   Amortization ..................................        13       12         8
   Deferred income taxes .........................        31      125       131
   Cumulative effect of change
      in accounting principle ....................        --        6        --
   Other non-cash charges and credits, net .......       298      303       228
   Changes in operating working capital,
      excluding effects of acquisitions:
      Accounts receivable, net ................          (41)     (20)      (19)
      Inventories, net ........................          (38)       4        13
      Prepaid expenses and other
         current assets ..........................       (16)       7        (7)
      Accounts payable and other current
         liabilities .............................        92     (118)      (10)
                                                     -------   ------   -------
         Net change in operating working
            capital ..............................        (3)    (127)      (23)
                                                     -------   ------   -------
   Pension contributions .........................       (83)    (162)     (151)
   Other, net ....................................       (42)     (45)      (50)
                                                     -------   ------   -------
NET CASH PROVIDED BY OPERATIONS ..................     1,251    1,084     1,014
                                                     -------   ------   -------
CASH FLOWS--INVESTMENTS
Capital expenditures .............................      (717)    (644)     (623)
Acquisitions of bottlers .........................       (96)    (100)     (936)
Sales of property, plant and equipment ...........        22       10         6
Investment in debt defeasance trust ..............        --       --      (181)
                                                     -------   ------   -------
NET CASH USED FOR INVESTMENTS ....................      (791)    (734)   (1,734)
                                                     -------   ------   -------
CASH FLOWS--FINANCING
Short-term borrowings, net--three months
   or less .......................................       104        8       (78)
Net proceeds from issuances of long-term debt ....        23    1,141     1,031
Payments of long-term debt .......................    (1,014)     (30)     (120)
Minority interest distribution ...................       (13)      (7)      (11)
Dividends paid ...................................       (31)     (11)      (11)
Proceeds from exercise of stock options ..........       118       35        93
Purchases of treasury stock ......................      (582)    (483)     (231)
                                                     -------   ------   -------
NET CASH (USED FOR) PROVIDED BY FINANCING ........    (1,395)     653       673
                                                     -------   ------   -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS ..........................        5        10        (8)
                                                     -------   ------   -------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS...............................      (930)   1,013       (55)
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR .....     1,235      222       277
                                                     -------   ------   -------
CASH AND CASH EQUIVALENTS--END OF YEAR ...........   $   305   $1,235   $   222
                                                     =======   ======   =======

SUPPLEMENTAL CASH FLOW INFORMATION

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Liabilities incurred and/or assumed in
         conjunction with acquisitions of
         bottlers.................................   $    20   $  146   $   813

See accompanying notes to Consolidated Financial Statements.

THE PEPSI BOTTLING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
in millions, except per share data

DECEMBER 25, 2004 AND DECEMBER 27, 2003

                                                                2004      2003
                                                              -------   -------
ASSETS
CURRENT ASSETS
Cash and cash equivalents .................................   $   305   $ 1,235
Accounts receivable, less allowance of
   $61 in 2004 and $72 in 2003 ............................     1,054       994
Inventories ...............................................       427       374
Prepaid expenses and other current assets .................       253       268
Investment in debt defeasance trust .......................        --       168
                                                              -------   -------
   TOTAL CURRENT ASSETS ...................................     2,039     3,039

Property, plant and equipment, net ........................     3,581     3,423
Other intangible assets, net ..............................     3,639     3,562
Goodwill ..................................................     1,416     1,386
Other assets ..............................................       118       134
                                                              -------   -------
      TOTAL ASSETS ........................................   $10,793   $11,544
                                                              =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities ............   $ 1,373   $ 1,231
Short-term borrowings .....................................       155        67
Current maturities of long-term debt ......................        53     1,180
                                                              -------   -------
   TOTAL CURRENT LIABILITIES ..............................     1,581     2,478
Long-term debt ............................................     4,489     4,493
Other liabilities .........................................       914       875
Deferred income taxes .....................................     1,415     1,421
Minority interest .........................................       445       396
                                                              -------   -------
   TOTAL LIABILITIES ......................................     8,844     9,663
                                                              -------   -------

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share:
   authorized 900 shares, issued 310 shares ...............         3         3
Additional paid-in capital ................................     1,719     1,743
Retained earnings .........................................     1,887     1,471
Accumulated other comprehensive loss ......................      (315)     (380)
Deferred compensation .....................................        (1)       (4)
Treasury stock: 61 shares and 49 shares in 2004
   and 2003, respectively, at cost ........................    (1,344)     (952)
                                                              -------   -------
   TOTAL SHAREHOLDERS' EQUITY .............................     1,949     1,881
                                                              -------   -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........   $10,793   $11,544
                                                              =======   =======

See accompanying notes to Consolidated Financial Statements.

THE PEPSI BOTTLING GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY in millions, except per share data

FISCAL YEARS ENDED DECEMBER 25, 2004, DECEMBER 27, 2003 AND DECEMBER 28, 2002

                                                                                            ACCUMU-
                                                                                             LATED
                                                                                             OTHER
                                                         ADDITIONAL   DEFERRED              COMPRE-                        COMPRE-
                                                COMMON     PAID-IN     COMPEN-   RETAINED   HENSIVE   TREASURY             HENSIVE
                                                 STOCK     CAPITAL     SATION    EARNINGS     LOSS      STOCK     TOTAL     INCOME
                                                ------   ----------   --------   --------   -------   --------   -------   -------
BALANCE AT DECEMBER 29, 2001 ................     $ 3      $1,739       $--       $  649     $(370)   $  (420)   $1,601
Comprehensive income:
   Net income ...............................      --          --        --          428        --         --       428     $ 428
   Net currency translation adjustment ......      --          --        --           --        18         --        18        18
   Cash flow hedge adjustment (net of
      tax and minority interest of $4) ......      --          --        --           --         7         --         7         7
   Minimum pension liability adjustment (net
      of tax and minority interest of $93) ..      --          --        --           --      (123)        --      (123)     (123)
                                                                                                                            -----
Total comprehensive income ..................                                                                               $ 330
                                                                                                                            =====
Stock option exercises: 8 shares ............      --         (31)       --           --        --        124        93
Tax benefit - stock option exercises ........      --          42        --           --        --         --        42
Purchase of treasury stock: 9 shares ........      --          --        --           --        --       (231)     (231)
Cash dividends declared on common stock
   (per share: $0.04) .......................      --          --        --          (11)       --         --       (11)
                                                  ---      ------       ---       ------     -----    -------    ------

BALANCE AT DECEMBER 28, 2002 ................       3       1,750        --        1,066      (468)      (527)    1,824
Comprehensive income:
   Net income ...............................      --          --        --          416        --         --       416     $ 416
   Net currency translation adjustment ......      --          --        --           --        90         --        90        90
   Cash flow hedge adjustment (net of tax and
      minority interest of $13) .............      --          --        --           --        18         --        18        18
   Minimum pension liability adjustment (net
      of tax and minority interest of $14)         --          --        --           --       (20)        --       (20)      (20)
                                                                                                                            -----
Total comprehensive income ..................                                                                               $ 504
                                                                                                                            =====
Stock option exercises: 3 shares ............      --         (23)       --           --        --         58        35
Tax benefit - stock option exercises ........      --           8        --           --        --         --         8
Purchase of treasury stock: 23 shares .......      --          --        --           --        --       (483)     (483)
Stock compensation ..........................      --           8        (4)          --        --         --         4
Cash dividends declared on common stock
   (per share: $0.04) .......................      --          --        --          (11)       --         --       (11)
                                                  ---      ------       ---       ------     -----    -------    ------

 BALANCE AT DECEMBER 27, 2003 ...............       3       1,743        (4)       1,471      (380)      (952)    1,881
 Comprehensive income:
   Net income ...............................      --          --        --          457        --         --       457     $ 457
   Net currency translation adjustment ......      --          --        --           --        84         --        84        84
   Cash flow hedge adjustment (net of tax and
      minority interest of $2) ..............      --          --        --           --        (3)        --        (3)       (3)
   Minimum pension liability adjustment (net
      of tax and minority interest of $13)         --          --        --           --       (16)        --       (16)      (16)
                                                                                                                            -----
Total comprehensive income ..................                                                                               $ 522
                                                                                                                            =====
Stock option exercises: 9 shares ............      --         (72)       --           --        --        190       118
Tax benefit - stock option exercises ........      --          51        --           --        --         --        51
Purchase of treasury stock: 21 shares .......      --          --        --           --        --       (582)     (582)
Stock compensation ..........................      --          (3)        3           --        --         --        --
Cash dividends declared on common stock
   (per share: $0.16) .......................      --          --        --          (41)       --         --       (41)
                                                  ---      ------       ---       ------     -----    -------    ------

BALANCE AT DECEMBER 25, 2004 ................     $ 3      $1,719       $(1)      $1,887     $(315)   $(1,344)   $1,949
                                                  ===      ======       ===       ======     =====    =======    ======

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular dollars in millions, except per share data

NOTE 1--BASIS OF PRESENTATION

     The Pepsi Bottling Group, Inc. ("PBG" or the "Company") is the world's largest manufacturer, seller and distributor of Pepsi-Cola beverages, consisting of bottling operations located in the United States, Mexico, Canada, Spain, Greece, Russia and Turkey. When used in these Consolidated Financial Statements, "PBG," "we," "our" and "us" each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC, our principal operating subsidiary.

     At December 25, 2004, PepsiCo, Inc. ("PepsiCo") owned 106,011,358 shares of our common stock, consisting of 105,911,358 shares of common stock and 100,000 shares of Class B common stock. All shares of Class B common stock that have been authorized have been issued to PepsiCo. At December 25, 2004, PepsiCo owned approximately 42.5% of our outstanding common stock and 100% of our outstanding Class B common stock, together representing approximately 47.7% of the voting power of all classes of our voting stock. In addition, PepsiCo owns 6.8% of the equity of Bottling Group, LLC, our principal operating subsidiary. We fully consolidate the results of Bottling Group, LLC and present PepsiCo's share as minority interest in our Consolidated Financial Statements.

     The common stock and Class B common stock both have a par value of $0.01 per share and are substantially identical, except for voting rights. Holders of our common stock are entitled to one vote per share and holders of our Class B common stock are entitled to 250 votes per share. Each share of Class B common stock is convertible into one share of common stock. Holders of our common stock and holders of our Class B common stock share equally on a per-share basis in any dividend distributions.

     Our Board of Directors has the authority to issue up to 20,000,000 shares of preferred stock, and to determine the price and terms, including, but not limited to, preferences and voting rights of those shares without stockholder approval. At December 25, 2004, there was no preferred stock outstanding.

     Certain reclassifications were made in our Consolidated Financial Statements to 2003 amounts to conform to the 2004 presentation.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. For additional unaudited information on certain accounting policies, see "Critical Accounting Policies" in Management's Financial Review.

     BASIS OF CONSOLIDATION - The accounts of all of our wholly and majority-owned subsidiaries are included in the accompanying Consolidated Financial Statements. We have eliminated intercompany accounts and transactions in consolidation.

     FISCAL YEAR - Our U.S. and Canadian operations report using a fiscal year that consists of fifty-two weeks, ending on the last Saturday in December. Every five or six years a fifty-third week is added. Fiscal years 2004, 2003 and 2002 each consisted of fifty-two weeks. In 2005, our fiscal year will consist of fifty-three weeks (the additional week is added to the fourth quarter). Our remaining countries report using a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:

   Quarter       U.S. & Canada          Mexico & Europe
--------------   -------------   ----------------------------
First Quarter       12 weeks          January and February
Second Quarter      12 weeks          March, April and May
Third Quarter       12 weeks         June, July and August
Fourth Quarter      16 weeks     September, October, November
                                         and December

     REVENUE RECOGNITION - We recognize revenue when our products are delivered to customers. We offer certain sales incentives to our customers, which are accounted for as a reduction in our net revenues when the sales incentives are earned. A number of these arrangements are based upon annual and quarterly targets that generally do not exceed one year. Based upon forecasted volume and other performance criteria, net revenues are reduced by the expected amounts to be paid out to our customers.

     ADVERTISING AND MARKETING COSTS - We are involved in a variety of programs to promote our products. We include advertising and marketing costs in selling, delivery and administrative expenses and expense such costs during the fiscal year incurred, generally in proportion to revenue, based on annual targets. Advertising and marketing costs were $426 million, $453 million and $441 million in 2004, 2003 and 2002, respectively, before bottler incentives received from PepsiCo and other brand owners.

     BOTTLER INCENTIVES - PepsiCo and other brand owners provide us with various forms of bottler incentives. These incentives are mutually agreed upon between us and PepsiCo and other brand owners and cover a variety of initiatives, including direct marketplace support, capital equipment funding and advertising support. Based on the objective of the programs and initiatives, we record bottler incentives as an adjustment to net revenues, cost of sales or selling, delivery and administrative expenses. Beginning in 2003, due to the adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," we changed our accounting methodology for the way we record bottler incentives. Prior to 2003, we classified worldwide bottler incentives received from PepsiCo and other brand owners as adjustments to net revenues and selling, delivery and administrative expenses depending on the objective of the program. Beginning in 2003, we have classified bottler incentives as follows:

- Direct marketplace support represents PepsiCo's and other brand owners' agreed-upon funding to assist us in offering sales and promotional discounts to retailers and is generally recorded as an adjustment to cost of sales. If the direct marketplace support is a reimbursement for a specific, incremental and identifiable program, the funding is recorded as an adjustment to net revenues. Prior to 2003, all direct marketplace support was recorded as an adjustment to net revenues.

- Capital equipment funding is designed to help offset the costs of purchasing and installing marketing equipment, such as vending machines and glass door coolers at customer locations and is recorded as a reduction of cost of sales. Prior to 2003, capital equipment funding was recorded as a reduction to selling, delivery and administrative expenses.

- Advertising support represents agreed-upon funding to assist us for the cost of media time and promotional materials and is generally recorded as an adjustment to cost of sales. Advertising support that represents reimbursement for a specific, incremental and identifiable media cost, is recorded as a reduction to advertising and marketing expenses within selling, delivery and administrative expenses. Prior to 2003, all funding for media costs was recorded as an adjustment to selling, delivery and administrative expenses.

     Total bottler incentives recognized as adjustments to net revenues, cost of sales and selling, delivery and administrative expenses in our Consolidated Statements of Operations were as follows:

                                                     52 WEEKS ENDED
                                                   ------------------
                                                   2004   2003   2002
                                                   ----   ----   ----
Net revenues....................................   $ 22   $ 21   $293
Cost of sales...................................    559    561     --
Selling, delivery and administrative expenses...     84    108    311
                                                   ----   ----   ----
   Total bottler incentives.....................   $665   $690   $604
                                                   ====   ====   ====

     See "New Accounting Standards" for the pro forma disclosure to our reported results for the fifty-two weeks ended December 28, 2002, assuming that EITF Issue No. 02-16 had been in place for all periods presented.

     SHIPPING AND HANDLING COSTS - Our shipping and handling costs are recorded primarily within selling, delivery and administrative expenses. Such costs recorded within selling, delivery and administrative expenses totaled $1,564 million, $1,438 million and $1,213 million in 2004, 2003 and 2002, respectively.

     FOREIGN CURRENCY GAINS AND LOSSES - We translate the balance sheets of our foreign subsidiaries that do not operate in highly inflationary economies at the exchange rates in effect at the balance sheet date, while we translate the statements of operations at the average rates of exchange during the year. The resulting translation adjustments of our foreign subsidiaries are recorded directly to accumulated other comprehensive loss. Foreign currency gains and losses reflect both transaction gains and losses in our foreign operations, as well as translation gains and losses arising from the remeasurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Turkey and Russia were considered highly inflationary economies for accounting purposes in 2002. Beginning in 2003, Russia was no longer considered highly inflationary, and as a result, changed its functional currency from the U.S. dollar to the Russian ruble. There was no material impact on our consolidated financial statements as a result of Russia's change in functional currency. For 2004 and 2003, Turkey was still considered a highly inflationary economy for accounting purposes.

     PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS - We sponsor pension and other postretirement medical benefit plans in various forms covering substantially all employees who meet eligibility requirements. We account for our defined benefit pension plans and our postretirement medical benefit plans using actuarial models required by Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

     The assets, liabilities and assumptions used to measure pension and postretirement medical expense for any fiscal year are determined as of September 30 of the preceding year ("measurement date"). The discount rate assumption used in our pension and postretirement medical benefit plans' accounting is based on current interest rates for high-quality, long-term corporate debt as determined on each measurement date. In evaluating our rate of return on assets for a given fiscal year, we consider the 10-15 year historical return of our pension investment portfolio, reflecting the weighted return of our pension plan asset allocation. Differences between actual and expected returns are generally recognized in the net periodic pension calculation over five years. To the extent the amount of all unrecognized gains and losses exceeds 10% of the larger of the pension benefit obligation or plan assets, such amount is amortized over the average remaining service life of active participants. We amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits.

     INCOME TAXES - Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and tax planning strategies available to us in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefit and costs we expect to realize. We establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.

     Significant management judgment is required in determining our effective tax rate and in evaluating our tax position. We establish reserves when, despite our belief that our tax return positions are supportable, we believe these positions may be challenged. We adjust these reserves as warranted by changing facts and circumstances. A change in our tax reserves could have a significant impact on our results of operations.

     EARNINGS PER SHARE - We compute basic earnings per share by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock that would then participate in net income.

     CASH EQUIVALENTS - Cash equivalents represent funds we have temporarily invested with original maturities not exceeding three months.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - A portion of our accounts receivable will not be collected due to customer disputes, bankruptcies and sales returns. We provide reserves for these situations based on the evaluation of the aging of our trade receivable portfolio and an in-depth analysis of our high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate.

     INVENTORIES - We value our inventories at the lower of cost or net realizable value. The cost of our inventory is generally computed on the first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT - We state property, plant and equipment ("PP&E") at cost, except for PP&E that has been impaired, for which we write down the carrying amount to estimated fair market value, which then becomes the new cost basis.

     GOODWILL AND OTHER INTANGIBLE ASSETS, NET - Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested annually for impairment.

     We evaluate our identified intangible assets with indefinite useful lives for impairment annually (unless it is required more frequently because of a triggering event) on an individual basis or by asset groups on a country-by-country basis, depending on the nature of the intangible asset. We measure impairment as the amount by which the carrying value exceeds its estimated fair value. Based upon our annual impairment analysis performed in the fourth quarter of 2004, the estimated fair values of our identified intangible assets with indefinite lives exceeded their carrying amounts. However, we recorded a $9 million non-cash impairment charge in the fourth quarter due to our re-evaluation of the fair value of our franchise licensing agreement for SQUIRT resulting from our negotiations with Cadbury in December 2004. See Note 6-Other Intangible Assets, Net and Goodwill for additional information.

     We evaluate goodwill on a country-by-country basis ("reporting unit") for impairment. We evaluate each reporting unit for impairment based upon a two-step approach. First, we compare the fair value of our reporting unit with its carrying value. Second, if the carrying value of our reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit's goodwill to its carrying amount to measure the amount of impairment loss. In measuring the implied fair value of goodwill, we would allocate the fair value of the reporting unit to each of its assets and liabilities (including any unrecognized intangible assets). Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based upon our annual impairment analysis in the fourth quarter of 2004, the estimated fair value of our reporting units exceeded their carrying value, and as a result, we did not need to proceed to the second step of the impairment test.

     Other identified intangible assets that are subject to amortization are amortized on a straight-line basis over the period in which we expect to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In our evaluation of the intangible assets, we consider the nature and terms of the underlying agreements, the customer's attrition rate, competitive environment and brand history, as applicable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques.

     CASUALTY INSURANCE COSTS - In the United States we are self-insured for workers' compensation and automobile risks for occurrences up to $10 million, and product and general liability risks for occurrences up to $5 million. For losses exceeding these self-insurance thresholds, we purchase casualty insurance from a third-party provider. Our liability for casualty costs was $169 million as of December 25, 2004 of which $55 million was reported in accounts payable and other current liabilities and $114 million was recorded in other liabilities in our Consolidated Balance Sheets. Our liability for casualty costs is estimated using individual case-based valuations and statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. We do not discount our loss expense reserves.

     MINORITY INTEREST - PBG and PepsiCo contributed bottling businesses and assets used in the bottling businesses to Bottling Group, LLC, our principal operating subsidiary, in connection with the formation of Bottling Group, LLC in February 1999. At December 25, 2004, PBG owns 93.2% of Bottling Group, LLC and PepsiCo owns the remaining 6.8%. Accordingly, the Consolidated Financial Statements reflect PepsiCo's share of the consolidated net income of Bottling Group, LLC as minority interest in our Consolidated Statements of Operations, and PepsiCo's share of consolidated net assets of Bottling Group, LLC as minority interest in our Consolidated Balance Sheets.

     TREASURY STOCK - We record the repurchase of shares of our common stock at cost and classify these shares as treasury stock within shareholders' equity. Repurchased shares are included in our authorized and issued shares but not included in our shares outstanding. We record shares reissued using an average cost. Since the inception of our share repurchase program in October 1999, we have repurchased approximately 84 million shares and have reissued approximately 23 million for stock option exercises.

     FINANCIAL INSTRUMENTS AND RISK MANAGEMENT - We use derivative instruments to hedge against the risk of adverse movements associated with commodity prices, interest rates and foreign currency. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

     All derivative instruments are recorded at fair value as either assets or liabilities in our Consolidated Balance Sheets. Derivative instruments are generally designated and accounted for as either a hedge of a recognized asset or liability ("fair value hedge") or a hedge of a forecasted transaction ("cash flow hedge"). The derivative's gain or loss recognized in earnings is recorded consistent with the expense classification of the underlying hedged item.

     If a fair value or cash flow hedge were to cease to qualify for hedge accounting or were terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If a forecasted transaction was no longer probable of occurring, amounts previously deferred in accumulated other comprehensive loss would be recognized immediately in earnings.

     On occasion, we enter into derivative instruments that do not qualify for hedge accounting. These instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

     We also may enter into a derivative instrument for which hedge accounting is not required because it is entered into to offset changes in the fair value of an underlying transaction recognized in earnings ("natural hedge"). These instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

     STOCK-BASED EMPLOYEE COMPENSATION - We measure stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, compensation expense for stock option and restricted stock grants to our employees is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant stock options based upon the fair value of the PBG stock on the date of grant. As allowed by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation." If we had measured compensation cost for the stock-based awards granted to our employees under the fair value-based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:

                                                                    52 WEEKS ENDED
                                                                ---------------------
                                                                 2004    2003    2002
                                                                -----   -----   -----
Net income:
As reported .................................................   $ 457   $ 416   $ 428
Add:  Total stock-based employee compensation expense
      included in reported net income, net of taxes and
      minority interest .....................................      --       2      --
Less: Total stock-based employee compensation expense
      under fair value-based method for all awards, net of
      taxes and minority interest ...........................     (37)    (42)    (40)
                                                                -----   -----   -----
Pro forma ...................................................   $ 420   $ 376   $ 388
                                                                =====   =====   =====

Earnings per share:
   Basic - as reported ......................................   $1.79   $1.54   $1.52
   Basic - pro forma ........................................   $1.64   $1.39   $1.38

   Diluted - as reported ....................................   $1.73   $1.50   $1.46
   Diluted - pro forma ......................................   $1.59   $1.35   $1.32

     Pro forma compensation cost measured for equity awards granted to employees is amortized using a straight-line basis over the vesting period, which is typically three years.

     The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted-average assumptions:

                                2004      2003      2002
                              -------   -------   -------
Risk-free interest rate....       3.2%      2.9%      4.5%
Expected life..............   6 years   6 years   6 years
Expected volatility........        35%       37%       37%
Expected dividend yield....      0.68%     0.17%     0.16%

     COMMITMENTS AND CONTINGENCIES - We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.

     NEW ACCOUNTING STANDARDS

     EITF ISSUE NO. 02-16

     As discussed above in Note 2, the EITF reached a consensus on Issue No. 02-16 in 2003, addressing the recognition and income statement classification of various cash consideration given by a vendor to a customer. In accordance with EITF Issue No. 02-16, we have classified certain bottler incentives as a reduction of cost of sales beginning in 2003. During 2003, we recorded a transition adjustment of $6 million, net of taxes and minority interest of $1 million, for the cumulative effect on prior years. This adjustment reflects the amount of bottler incentives that can be attributed to our 2003 beginning inventory balances. Assuming that EITF Issue No. 02-16 had been in place for all periods presented, the following pro forma adjustments would have been made to our reported results for the fifty-two weeks ended December 28, 2002:

                                                     52 WEEKS ENDED DECEMBER 28, 2002
                                                    ---------------------------------
                                                       AS      EITF 02-16   PRO FORMA
                                                    REPORTED   ADJUSTMENT    RESULTS
                                                    --------   ----------   ---------
Net revenues ....................................    $9,216      $(290)       $8,926
Cost of sales ...................................     5,001       (491)        4,510
Selling, delivery and administrative expenses ...     3,317        201         3,518
                                                     ------      -----        ------
Operating income ................................    $  898      $  --        $  898
                                                     ======      =====        ======

     Assuming EITF Issue No. 02-16 had been adopted for all periods presented, pro forma net income and earnings per share for the fifty-two weeks ended December 25, 2004, December 27, 2003, and December 28, 2002, would have been as follows:

                                       52 WEEKS ENDED
                               ------------------------------
                               DECEMBER   DECEMBER   DECEMBER
                               25, 2004   27, 2003   28, 2002
                               --------   --------   --------
Net income:
   As reported .............     $ 457      $ 416      $ 428
   Pro forma ...............     $ 457      $ 422      $ 428

Earnings per share:
   Basic - as reported .....     $1.79      $1.54      $1.52
   Basic - pro forma .......     $1.79      $1.56      $1.52

   Diluted - as reported ...     $1.73      $1.50      $1.46
   Diluted - pro forma .....     $1.73      $1.52      $1.46

     FASB STAFF POSITION FAS 106-2

     During the second quarter of 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." See Note 11 - Pension and Postretirement Medical Benefit Plans for further details regarding the impact of FASB Staff Position FAS 106-2.

     SHARE-BASED PAYMENTS

     During the fourth quarter of 2004, the FASB issued SFAS No. 123R, "Share-Based Payments: an amendment of FASB Statements 123 and 95," which requires companies to expense the fair value of share-based payments provided to employees. The grant-date fair value of the employee share options and similar instruments will be estimated using option-pricing models. SFAS No. 123R becomes effective for interim periods beginning after June 15, 2005. We are currently evaluating the impact of this proposed standard on our financial statements.

NOTE 3--INVENTORIES

                                               2004   2003
                                               ----   ----
Raw materials and supplies .................   $159   $140
Finished goods .............................    268    234
                                               ----   ----
                                               $427   $374
                                               ====   ====

NOTE 4--PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                               2004   2003
                                               ----   ----
Prepaid expenses ...........................   $198   $223
Other assets ...............................     55     45
                                               ----   ----
                                               $253   $268
                                               ====   ====

NOTE 5--PROPERTY, PLANT AND EQUIPMENT, NET

                                                 2004      2003
                                               -------   -------
Land .......................................   $   257   $   241
Buildings and improvements .................     1,263     1,185
Manufacturing and distribution equipment ...     3,289     3,028
Marketing equipment ........................     2,237     2,131
Other ......................................       177       176
                                               -------   -------
                                                 7,223     6,761
Accumulated depreciation ...................    (3,642)   (3,338)
                                               -------   -------
                                               $ 3,581   $ 3,423
                                               =======   =======

We calculate depreciation on a straight-line basis over the estimated lives of the assets as follows:

Buildings and improvements .................   20-33 years
Manufacturing and distribution equipment ...   2-15 years
Marketing equipment ........................   3-7 years

NOTE 6--OTHER INTANGIBLE ASSETS, NET AND GOODWILL

                                                2004     2003
                                               ------   ------
Intangibles subject to amortization:
   Gross carrying amount:
      Customer relationships and lists .....   $   46   $   42
      Franchise/distribution rights ........       44       23
      Other identified intangibles .........       30       27
                                               ------   ------
                                                  120       92
                                               ------   ------
   Accumulated amortization:
      Customer relationships and lists .....       (6)      (3)
      Franchise/distribution rights ........      (15)     (10)
      Other identified intangibles .........      (16)     (12)
                                               ------   ------
                                                  (37)     (25)
                                               ------   ------
Intangibles subject to amortization, net ...       83       67
                                               ------   ------
Intangibles not subject to amortization:
   Carrying amount:
      Franchise rights .....................    2,958    2,908
      Distribution rights ..................      288      286
      Trademarks ...........................      208      207
      Other identified intangibles .........      102       94
                                               ------   ------
Intangibles not subject to amortization ....    3,556    3,495
                                               ------   ------
Total other intangible assets, net .........   $3,639   $3,562
                                               ======   ======

Goodwill ...................................   $1,416   $1,386
                                               ======   ======

     In 2004, total other intangible assets, net and goodwill increased by approximately $107 million due to the following:

                                                                                  OTHER
                                                                                INTANGIBLE
                                                                    GOODWILL   ASSETS, NET    TOTAL
                                                                    --------   -----------   ------
Balance at December 27, 2003 ....................................    $1,386      $3,562      $4,948
   Purchase price allocations relating to recent acquisitions ...         9          65          74
   Impact of foreign currency translation .......................        21          31          52
   Intangible asset impairment charge ...........................        --          (9)         (9)
   Increase in pension asset ....................................        --           3           3
   Amortization of intangible assets ............................        --         (13)        (13)
                                                                     ------      ------      ------
Balance at December 25, 2004 ....................................    $1,416      $3,639      $5,055
                                                                     ======      ======      ======

     During the fourth quarter we recorded a $9 million non-cash impairment charge ($6 million net of tax and minority interest) in selling, delivery and administrative expenses relating to our re-evaluation of the fair value of our franchise licensing agreement for the SQUIRT trademark in Mexico, as a result of a change in its estimated accounting life. The franchise licensing agreements for the SQUIRT trademark were considered to have an indefinite life and granted The Pepsi Bottling Group Mexico S.R.L. ("PBG Mexico") the exclusive right to produce, sell, and distribute beverages under the SQUIRT trademark in certain territories of Mexico. In December 2004, Cadbury Bebidas, S.A. de C.V. ("Cadbury Mexico"), the owner of the SQUIRT trademark, sent PBG Mexico notices that purportedly terminated the SQUIRT licenses for these territories effective January 15, 2005. PBG Mexico believes that these licenses continue to be in effect and that Cadbury Mexico has no legally supportable basis to terminate the licenses. However, as a result of these recent unanticipated actions, PBG Mexico is no longer certain that it will have the right to distribute SQUIRT in Mexico after certain of its contractual rights expire in 2015. Accordingly, we have concluded that the franchise rights relating to the SQUIRT trademark should no longer be considered to have an indefinite life, but should be treated as having a 10-year life for accounting purposes. Due to the reduction in the useful life of these franchise rights, we wrote the carrying value of the SQUIRT franchise rights down to its current estimated fair value. The remaining carrying value will be amortized over the estimated useful life of 10 years, resulting in approximately $2 million of expense each year, starting in 2005.

     We measured the fair value of SQUIRT's franchise rights using a multi-period excess earnings method, which was based upon estimated discounted future cash flows for 10 years. We deducted a contributory charge from our net after-tax cash flows for the economic return attributable to the working capital and property, plant and equipment, for SQUIRT's franchise rights. The net discounted cash flows in excess of the fair returns on these assets represent the fair value of the SQUIRT franchise rights.

     In 2003, total other intangible assets, net and goodwill increased by approximately $261 million due to the following:

                                                                                  OTHER
                                                                                INTANGIBLE
                                                                    GOODWILL   ASSETS, NET    TOTAL
                                                                    --------   -----------   ------
Balance at December 28, 2002 ....................................    $1,192      $3,495      $4,687
   Purchase price allocations relating to recent acquisitions ...       163          66         229
   Impact of foreign currency translation .......................        31           8          39
   Increase in pension asset ....................................        --           5           5
   Amortization of intangible assets ............................        --         (12)        (12)
                                                                     ------      ------      ------
Balance at December 27, 2003 ....................................    $1,386      $3,562      $4,948
                                                                     ======      ======      ======

     For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $13 million, $12 million and $8 million in 2004, 2003 and 2002, respectively. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

                                         WEIGHTED-    ESTIMATED AGGREGATE AMORTIZATION EXPENSE TO BE INCURRED
                                          AVERAGE                        FISCAL YEAR ENDING
                                       AMORTIZATION   -------------------------------------------------------
                                          PERIOD                  2005   2006   2007   2008   2009
                                       ------------               ----   ----   ----   ----   ----
Customer relationships and lists ...     17 years                  $3     $3     $3     $3     $3
Franchise/distribution rights ......      7 years                  $6     $4     $3     $2     $2
Other identified intangibles .......      7 years                  $5     $4     $3     $2     $1

NOTE 7--ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

                                                                  2004     2003
                                                                 ------   ------
Accounts payable .............................................   $  493   $  392
Trade incentives .............................................      201      220
Accrued compensation and benefits ............................      222      162
Other accrued taxes ..........................................      117      114
Accrued interest .............................................       60       86
Other current liabilities ....................................      280      257
                                                                 ------   ------
                                                                 $1,373   $1,231
                                                                 ======   ======

NOTE 8--SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                                                  2004     2003
                                                                 ------   ------
Short-term borrowings
   Current maturities of long-term debt ......................   $   53   $1,180
   Other short-term borrowings ...............................      155       67
                                                                 ------   ------
                                                                 $  208   $1,247
                                                                 ======   ======
Long-term debt
   5.63% (4.85% effective rate)(1) senior notes due 2009 .....   $1,300   $1,300
   5.38% (3.53% effective rate)(1) senior notes due 2004 .....       --    1,000
   7.00% (7.10% effective rate)    senior notes due 2029 .....    1,000    1,000
   4.63% (4.57% effective rate)    senior notes due 2012 .....    1,000    1,000
   2.45% (2.26% effective rate)(1) senior notes due 2006 .....      500      500
   5.00% (5.12% effective rate)    senior notes due 2013 .....      400      400
   4.13% (4.35% effective rate)    senior notes due 2015 .....      250      250
   9.75% (3.70% effective rate)(2) senior notes due 2004 .....       --      160
   Other (average rate 3.34%) ................................      109       71
                                                                 ------   ------
                                                                  4,559    5,681
   Add:  SFAS No. 133 adjustment (3) .........................       (4)       3
         Fair value adjustment relating to purchase accounting       --        3
   Less: Unamortized discount, net ...........................       13       14
         Current maturities of long-term debt ................       53    1,180
                                                                 ------   ------
                                                                 $4,489   $4,493
                                                                 ======   ======

(1) Effective interest rates include the impact of the gain/loss realized on swap instruments and represent the rates that were achieved in 2004.

(2) Effective interest rate includes the impact resulting from the fair value adjustment relating to our acquisition of Gemex.

(3) In accordance with the requirements of SFAS No. 133, the portion of our fixed-rate debt obligations that is hedged is reflected in our Consolidated Balance Sheets as an amount equal to the sum of the debt's carrying value plus a SFAS No. 133 fair value adjustment representing changes recorded in the fair value of the hedged debt obligations attributable to movements in market interest rates.

     Maturities of long-term debt as of December 25, 2004, are 2005: $53 million, 2006: $510 million, 2007: $38 million, 2008: $4 million, 2009: $1,300 million and thereafter, $2,654 million. The maturities of long-term debt do not include the non-cash impact of the SFAS No. 133 adjustment and the interest effect of the unamortized discount.

     Our $1.3 billion of 5.63% senior notes due in 2009 and our $1.0 billion of 4.63% senior notes due in 2012 are guaranteed by PepsiCo.

     During the first quarter we repaid our $1 billion 5.38% senior notes with the proceeds we received from debt issued in the prior year.

     In 2002, we purchased $181 million in U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest on the $160 million of 9.75% senior notes maturing in March 2004, in order to defease their respective covenants. In March 2004, we repaid our $160 million of 9.75% senior notes by liquidating our investments in our debt defeasance trust.

     We have a $500 million commercial paper program in the U.S. that is supported by a credit facility, which is guaranteed by Bottling Group, LLC and expires in April 2009. At December 25, 2004, we had $78 million in outstanding commercial paper with a weighted-average interest rate of 2.32%. At December 27, 2003, we had no outstanding commercial paper.

     We had available short-term bank credit lines of approximately $381 million and $302 million at December 25, 2004 and December 27, 2003, respectively. These lines were used to support the general operating needs of our businesses outside the United States. As of year end 2004, we had $77 million outstanding under these lines of credit at a weighted-average interest rate of 3.72%. As of year end 2003, we had $67 million outstanding under these lines of credit at a weighted-average interest rate of 4.17%.

     Certain of our senior notes have redemption features and non-financial covenants and will, among other things, limit our ability to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets. Additionally, certain of our credit facilities and senior notes have financial covenants consisting of the following:

     - Our debt to capitalization ratio should not be greater than .75 on the last day of a fiscal quarter when PepsiCo Inc.'s ratings are A- by S&P and A3 by Moody's or higher. Debt is defined as total long-term and short-term debt plus accrued interest plus total standby letters of credit and other guarantees less cash and cash equivalents not in excess of $500 million. Capitalization is defined as debt plus shareholders equity plus minority interest excluding the impact of the cumulative translation adjustment.

     - Our debt to EBITDA ratio should not be greater than five on the last day of a fiscal quarter when PepsiCo Inc.'s ratings are less than A-by S&P or A3 by Moody's. EBITDA is defined as the last four quarters of earnings before depreciation, amortization, net interest expense, income taxes, minority interest, net other non-operating expenses and extraordinary items.

     - New secured debt should not be greater than 10% of Bottling Group, LLC's net tangible assets. Net tangible assets are defined as total assets less current liabilities and net intangible assets.

     We are in compliance with all debt covenants.

     Amounts paid to third parties for interest, net of cash received from our interest rate swaps, was $232 million, $243 million and $198 million in 2004, 2003 and 2002, respectively. Total interest expense incurred during 2004, 2003 and 2002 was $236 million, $247 million and, $200 million, respectively.

     At December 25, 2004, we have outstanding letters of credit, bank guarantees and surety bonds valued at $217 million from financial institutions primarily to provide collateral for estimated self-insurance claims and other insurance requirements.

NOTE 9--LEASES

     We have noncancellable commitments under both capital and long-term operating leases, which consist principally of buildings, office equipment and machinery. Capital and operating lease commitments expire at various dates through 2072. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.

     Our future minimum commitments under noncancellable leases are set forth below:

                                                          LEASES
                                                    -------------------
                                                    CAPITAL   OPERATING
                                                    -------   ---------
2005 ............................................      $2        $ 45
2006 ............................................       1          37
2007 ............................................       -          31
2008 ............................................       -          23
2009 ............................................       1          20
Later years .....................................       2          66
                                                      ---        ----
                                                       $6        $222
                                                      ===        ====

     At December 25, 2004, the present value of minimum payments under capital leases was $4 million, after deducting $2 million for imputed interest. Our rental expense was $75 million, $69 million and $62 million for 2004, 2003 and 2002, respectively. We plan to receive $6 million of sublease income for the periods 2005 through 2013.

NOTE 10--FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     CASH FLOW HEDGES - We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use future and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of aluminum and fuel used in our operations. These contracts generally range from one to 12 months in duration and qualify for cash flow hedge accounting treatment.

     We are subject to foreign currency transactional risks in certain of our international territories for transactions that are denominated in currencies that are different from their functional currency. Beginning in 2004, we have entered into forward exchange contracts to hedge portions of our forecasted U.S. dollar purchases in our Canadian business. These contracts generally range from one to 12 months in duration and qualify for cash flow hedge accounting treatment.

     We have also entered into treasury rate future contracts to hedge against adverse interest rate changes on debt issued in 2003 and 2002.

     For a cash flow hedge, the effective portion of the change in the fair value of a derivative instrument, which is highly effective, is deferred in accumulated other comprehensive loss until the underlying hedged item is recognized in earnings. The ineffective portion of a fair value change on a qualifying cash flow hedge is recognized in earnings immediately and is recorded consistent with the expense classification of the underlying hedged item.

     The following summarizes activity in accumulated other comprehensive loss
(AOCL) related to derivatives designated as cash flow hedges held by the Company during the applicable periods:

                                                         BEFORE                        NET OF
                                                        MINORITY                      MINORITY
                                                        INTEREST                      INTEREST
                                                           AND     MINORITY              AND
YEAR ENDED DECEMBER 25, 2004                              TAXES    INTEREST   TAXES     TAXES
----------------------------                            --------   --------   -----   --------
Accumulated net gains as of December 27, 2003 .......     $ 22       $(1)      $ (8)    $ 13
Net changes in the fair value of cash flow hedges ...       29        (2)       (10)      17
Net gains reclassified from AOCL into earnings ......      (34)        2         12      (20)
                                                          ----       ---       ----     ----
ACCUMULATED NET GAINS AS OF DECEMBER 25, 2004 .......     $ 17       $(1)      $ (6)    $ 10
                                                          ====       ===       ====     ====

                                                         BEFORE                        NET OF
                                                        MINORITY                      MINORITY
                                                        INTEREST                      INTEREST
                                                           AND     MINORITY              AND
YEAR ENDED DECEMBER 27, 2003                              TAXES    INTEREST   TAXES     TAXES
----------------------------                            --------   --------   -----   --------
Accumulated net losses as of December 28, 2002 ......     $(9)       $ 1       $  3     $(5)
Net changes in the fair value of cash flow hedges ...      29         (2)       (10)     17
Net losses reclassified from AOCL into earnings .....       2          -         (1)      1
                                                          ---        ---       ----     ---
ACCUMULATED NET GAINS AS OF DECEMBER 27, 2003 .......     $22        $(1)      $ (8)    $13
                                                          ===        ===       ====     ===

     Assuming no change in the commodity prices and foreign currency rates as measured on December 25, 2004, $14 million of the deferred gain will be recognized in earnings over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in 2004, 2003 or 2002.

     FAIR VALUE HEDGES - We finance a portion of our operations through fixed-rate debt instruments. We effectively converted $800 million of our senior notes to floating rate debt through the use of interest rate swaps with the objective of reducing our overall borrowing costs. These interest rate swaps meet the criteria for fair value hedge accounting and are 100% effective in eliminating the market rate risk inherent in our long-term debt. Accordingly, any gain or loss associated with these swaps is fully offset by the opposite market impact on the related debt. The change in fair value of the interest rate swaps was a decrease of $7 million and $20 million in 2004 and 2003, respectively. In 2004, the fair value change of our swaps and debt has been recorded in other liabilities and long-term debt in our Consolidated Balance Sheets. In 2003, the fair value change of our swaps and debt have been recorded in other assets and long-term debt in our Consolidated Balance Sheets.

     UNFUNDED DEFERRED COMPENSATION LIABILITY - Our unfunded deferred compensation liability is subject to changes in our stock price as well as price changes in other equity and fixed-income investments. Participating employees in our deferred compensation program can elect to defer all or a portion of their compensation to be paid out on a future date or dates. As part of the deferral process, employees select from phantom investment options that determine the earnings on the deferred compensation liability and the amount that they will ultimately receive. Employee investment elections include PBG stock and a variety of other equity and fixed-income investment options.

     Since the plan is unfunded, employees' deferred compensation amounts are not directly invested in these investment vehicles. Instead, we track the performance of each employee's investment selections and adjust his or her deferred compensation account accordingly. The adjustments to the employees' accounts increases or decreases the deferred compensation liability reflected on our Consolidated Balance Sheets with an offsetting increase or decrease to our selling, delivery and administrative expenses.

     We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on our stock price. At December 25, 2004, we had a prepaid forward contract for 638,000 shares at an exercise price of $26.90, which was accounted for as a natural hedge. This contract requires cash settlement and has a fair value at December 25, 2004, of $17 million recorded in prepaid expenses and other current assets in our Consolidated Balance Sheets. The fair value of this contract changes based on the change in our stock price compared with the contract exercise price. We recognized $2 million in income in 2004 and $1 million in losses in 2003, resulting from the change in fair value of these prepaid forward contracts. The earnings impact from these instruments is classified as selling, delivery and administrative expenses.

     OTHER FINANCIAL ASSETS AND LIABILITIES - Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities and short-term debt. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities and since interest rates approximate current market rates for short-term debt.

     Long-term debt at December 25, 2004, had a carrying value and fair value of $4.6 billion and $4.8 billion, respectively, and at December 27, 2003, had a carrying value and fair value of $5.7 billion and $6.0 billion, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

NOTE 11--PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS

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

     Nearly all of our U.S. employees are also eligible to participate in our 401(k) savings plans, which are voluntary defined contribution plans. We make matching contributions to the 401(k) savings plans on behalf of participants eligible to receive such contributions. If a participant has one or more but less than 10 years of eligible service, our match will equal $0.50 for each dollar the participant elects to defer up to 4% of the participant's pay. If the participant has 10 or more years of eligible service, our match will equal $1.00 for each dollar the participant elects to defer up to 4% of the participant's pay.

                                                                    PENSION
                                                              ------------------
                                                              2004   2003   2002
                                                              ----   ----   ----
Components of U.S. pension expense:
   Service cost ...........................................   $ 43   $ 37   $ 28
   Interest cost ..........................................     69     63     56
   Expected return on plan assets .........................    (83)   (67)   (66)
   Amortization of prior service amendments ...............      7      6      6
   Amortization of net loss ...............................     25     13     --
   Special termination benefits ...........................     --     --      1
                                                              ----   ----   ----
   Net pension expense for the defined benefit plans ......   $ 61   $ 52   $ 25
                                                              ----   ----   ----

   Defined contribution plans expense .....................   $ 19   $ 19   $ 18
                                                              ----   ----   ----

   Total pension expense recognized in the Consolidated
      Statements of Operations ............................   $ 80   $ 71   $ 43
                                                              ====   ====   ====

     POSTRETIREMENT MEDICAL BENEFITS

     Our postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.

                                                                POSTRETIREMENT
                                                              ------------------
                                                              2004   2003   2002
                                                              ----   ----   ----
Components of U.S. postretirement benefits expense:
   Service cost ...........................................    $ 4    $ 3    $ 3
   Interest cost ..........................................     18     19     17
   Amortization of net loss ...............................      6      5      2
   Amortization of prior service amendments ...............     (1)    (2)    (6)
                                                               ---    ---    ---
   Net postretirement benefits expense recognized in the
      Consolidated Statements of Operations ...............    $27    $25    $16
                                                               ===    ===    ===

     CHANGES IN THE PROJECTED BENEFIT OBLIGATIONS

                                                                  PENSION       POSTRETIREMENT
                                                              ---------------   --------------
                                                               2004     2003      2004   2003
                                                              ------   ------     ----   ----
Obligation at beginning of year ...........................   $1,129   $  953     $312   $286
Service cost ..............................................       43       37        4      3
Interest cost .............................................       69       63       18     19
Plan amendments ...........................................       11       11       --     --
Actuarial loss ............................................       48      112       19     22
Benefit payments ..........................................      (46)     (47)     (22)   (18)
LTD medical merger(1)......................................       --       --       62     --
Gain due to Medicare subsidy ..............................       --       --      (14)    --
Transfers .................................................       (2)      --       --     --
                                                              ------   ------     ----   ----
Obligation at end of year .................................   $1,252   $1,129     $379   $312
                                                              ======   ======     ====   ====

(1) In 2004, we merged our long-term disability medical plan with our postretirement medical plan. Our long-term disability medical plan has been amended to provide coverage for two years for participants becoming disabled after January 1, 2005. Participants currently receiving benefits will be grandfathered under the existing benefits program. The liabilities and respective costs associated with these participants have been added to our postretirement medical plan. If we merged our long-term disability medical plan into our postretirement medical plan in 2003, our projected benefit obligation would have increased by $53 million.

     CHANGES IN THE FAIR VALUE OF ASSETS

                                                                 PENSION      POSTRETIREMENT
                                                              -------------   --------------
                                                               2004    2003     2004   2003
                                                              ------   ----     ----   ----
Fair value at beginning of year ...........................   $  809   $538     $ --   $ --
Actual return on plan assets ..............................      101    121       --     --
Transfers .................................................       (2)    --       --     --
Employer contributions ....................................      163    197       22     18
Benefit payments ..........................................      (46)   (47)     (22)   (18)
                                                              ------   ----     ----   ----
Fair value at end of year .................................   $1,025   $809     $ --   $ --
                                                              ======   ====     ====   ====

     ADDITIONAL PLAN INFORMATION

                                                    PENSION       POSTRETIREMENT
                                                ---------------   --------------
                                                 2004     2003      2004   2003
                                                ------   ------     ----   ----
Projected benefit obligation ................   $1,252   $1,129     $379   $312
Accumulated benefit obligation ..............   $1,150   $1,006     $379   $312
Fair value of plan assets (1) ...............   $1,033   $  899     $ --   $ --

(1) Includes fourth quarter employer contributions.

     The accumulated and projected obligations for all plans exceed the fair value of assets.

     FUNDED STATUS RECOGNIZED ON THE CONSOLIDATED BALANCE SHEETS

                                                     PENSION      POSTRETIREMENT
                                                  -------------   --------------
                                                   2004    2003    2004    2003
                                                  -----   -----   -----   ------
Funded status at end of year ..................   $(227)  $(320)  $(379)  $(312)
Unrecognized prior service cost ...............      50      46      (6)     (7)
Unrecognized loss .............................     458     453     145     127
Fourth quarter employer contribution ..........       8      90       8       6
                                                  -----   -----   -----   -----
Net amounts recognized ........................   $ 289   $ 269   $(232)  $(186)
                                                  =====   =====   =====   =====

     NET AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS

                                                     PENSION      POSTRETIREMENT
                                                  -------------   --------------
                                                   2004    2003     2004    2003
                                                  -----   -----    -----   -----
Other liabilities .............................   $(136)  $(124)   $(232)  $(186)
Intangible assets .............................      50      47       --      --
Accumulated other comprehensive loss ..........     375     346       --      --
                                                  -----   -----    -----   -----
Net amounts recognized ........................   $ 289   $ 269    $(232)  $(186)
                                                  =====   =====    =====   =====
Increase in minimum liability included in
   accumulated other comprehensive loss in
   Shareholders' Equity .......................   $  29   $  34    $  --   $  --
                                                  =====   =====    =====   =====

     At December 25, 2004, and December 27, 2003, the accumulated benefit obligation of PBG's U.S. pension plans exceeded the fair market value of the plan assets resulting in the recognition of the unfunded liability as a minimum balance sheet liability. As a result of this additional liability, our intangible asset increased by $3 million to $50 million in 2004, which equals the amount of unrecognized prior service cost in our plans. The remainder of the liability that exceeded the unrecognized prior service cost was recognized as an increase to accumulated other comprehensive loss of $29 million and $34 million in 2004 and 2003, respectively, before taxes and minority interest. The adjustments to accumulated other comprehensive loss are reflected after minority interest of $2 million and $2 million, and deferred income taxes of $11 million and $12 million in 2004 and 2003, respectively, in our Consolidated Statements of Changes in Shareholders' Equity.

     ASSUMPTIONS

     The weighted-average assumptions used to measure net expense for years ended:

                                               PENSION          POSTRETIREMENT
                                         ------------------   ------------------
                                         2004   2003   2002   2004   2003   2002
                                         ----   ----   ----   ----   ----   ----
Discount rate ........................   6.25%  6.75%  7.50%  6.25%  6.75%  7.50%
Expected return on plan assets (1) ...   8.50%  8.50%  9.50%   N/A    N/A    N/A
Rate of compensation increase ........   4.20%  4.34%  4.33%  4.20%  4.34%  4.33%

(1) Expected return on plan assets is presented after administration expenses.

     The weighted-average assumptions used to measure the benefit liability as of the end of the year were as follows:

                                      PENSION     POSTRETIREMENT
                                    -----------   --------------
                                    2004   2003    2004    2003
                                    ----   ----    ----   -----
Discount rate ...................   6.15%  6.25%   6.15%  6.25%
Rate of compensation increase ...   3.60%  4.20%   3.60%  4.20%

     We have evaluated these assumptions with our actuarial advisors and we believe that they are appropriate, although an increase or decrease in the assumptions or economic events outside our control could have a material impact on reported net income.

     FUNDING AND PLAN ASSETS

                                      ALLOCATION PERCENTAGE
                                    ------------------------
                                    TARGET   ACTUAL   ACTUAL
Asset Category                       2005     2004     2003
--------------                      ------   ------   ------
Equity securities ...............   70%-75%    75%      74%
Debt securities .................   25%-30%    25%      26%

     The table above shows the target allocation and actual allocation. Our target allocations of our plan assets reflect the long-term nature of our pension liabilities. None of the assets are invested directly in equity or debt instruments issued by PBG, PepsiCo or any bottling affiliates of PepsiCo, although it is possible that insignificant indirect investments exist through our broad market indices. Our equity investments are diversified across all areas of the equity market (i.e., large, mid and small capitalization stocks as well as international equities). Our fixed income investments are also diversified and consist of both corporate and U.S. government bonds. We currently do not invest directly into any derivative investments. PBG's assets are held in a pension trust account at our trustee's bank.

     PBG's pension investment policy and strategy are mandated by PBG's Pension Investment Committee (PIC) and are overseen by the PBG Board of Directors' Compensation and Management Development Committee. The plan assets are invested using a combination of enhanced and passive indexing strategies. The performance of the plan assets is benchmarked against market indices and reviewed by the PIC. Changes in investment strategies, asset allocations and specific investments are approved by the PIC prior to execution.

     HEALTH CARE COST TREND RATES

     We have assumed an average increase of 10.0% in 2005 in the cost of postretirement medical benefits for employees who retired before cost sharing was introduced. This average increase is then projected to decline gradually to 5.0% in 2013 and thereafter.

     Assumed health care cost trend rates have an impact on the amounts reported for postretirement medical plans. A one-percentage point change in assumed health care costs would have the following impact:

                                                                1%         1%
                                                             INCREASE   DECREASE
                                                             --------   --------
Effect on total fiscal year 2004 service and
   interest cost components .................................   $1        $ (-)
Effect on the fiscal year 2004 accumulated postretirement
   benefit obligation .......................................   $8        $ (7)

     On May 19, 2004, FASB Staff Position No. FAS 106-2 ("FSP") was issued by FASB to provide guidance relating to the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). We currently provide postretirement medical benefits to a group of retirees (employees who retired prior to the beginning of 1989) with little or no cost sharing. Additionally, we provide postretirement medical benefits to another group of retirees (employees who retired between 1989 and 1992) that will have cost sharing once their annual costs are twice the 2004 costs. For these retiree groups, the prescription drug benefit provided by us would be considered to be actuarially equivalent to the benefit provided under the Act. Therefore, we retroactively applied the FSP to the date of enactment. As a result:

          - The obligation (accumulated projected benefit obligation) decreased by $14.3 million, and

          - The net periodic postretirement medical benefits cost decreased by $1.1 million for the year ended December 25, 2004.

     There were no changes in estimates of participation or per capita claims costs as a result of the Act.

     The specific authoritative guidance on the accounting for the Act is pending and that guidance, when issued, could require us to change previously reported information.

     We also provide postretirement medical benefits to another group of retirees (employees who retired after 1992) with cost sharing. At present, due to the lack of clarifying regulations related to the Act, we cannot determine if the benefit provided by us would be considered actuarially equivalent to the benefit provided under the Act and therefore, we cannot determine its impact on our financial statements.

     PENSION AND POSTRETIREMENT CASH FLOW

     Our contributions are made in accordance with applicable tax regulations that provide us with current tax deductions for our contributions and for taxation to the employee when the benefits are received. We do not fund our pension plan and postretirement medical plans when our contributions would not be tax deductible or when benefits would be taxable to the employee before receipt. Of the total pension liabilities at December 25, 2004, $49 million relates to plans not funded due to these unfavorable tax consequences.

EMPLOYER CONTRIBUTIONS TO U.S. PLANS   PENSION   POSTRETIREMENT
------------------------------------   -------   --------------
2003 ...............................     $162         $18
2004 ...............................     $ 81         $22
2005 (expected) ....................     $ 56         $29

     Our 2005 expected contributions are intended to meet or exceed the IRS minimum requirements and provide us with current tax deductions.

     EXPECTED BENEFIT PAYMENTS

     The expected benefit payments made from our pension and postretirement medical plans (with and without the subsidy received from the Act) to our participants over the next ten years are as follows:

                            PENSION     POSTRETIREMENT
                            -------   ---------------------
                                      INCLUDING   EXCLUDING
                                       MEDICARE    MEDICARE
EXPECTED BENEFIT PAYMENTS              SUBSIDY     SUBSIDY
-------------------------             ---------   ---------
2005 ....................     $ 48       $ 29        $ 29
2006 ....................     $ 51       $ 27        $ 29
2007 ....................     $ 55       $ 28        $ 29
2008 ....................     $ 59       $ 28        $ 29
2009 ....................     $ 63       $ 28        $ 30
2010 to 2014 ............     $400       $143        $150

NOTE 12--EMPLOYEE STOCK OPTION PLANS

     Under our long-term incentive plan, stock options are issued to middle and senior management employees and vary according to salary and level within PBG. Except as noted below, options granted in 2004, 2003 and 2002 had exercise prices ranging from $24.25 per share to $30.25 per share, $18.25 per share to $25.50 per share and $23.25 per share to $29.25 per share, respectively, expire in 10 years and generally become exercisable 25% after one year, an additional 25% after two years, and the remainder after three years. We measure the fair value of our options on the date of grant using the Black-Scholes-Merton option-pricing model.

     The following table summarizes option activity during 2004:

                                                                               WEIGHTED
                                                                               -AVERAGE
                                                                               EXERCISE
Options in millions                                                  OPTIONS     PRICE
                                                                     -------   --------
Outstanding at beginning of year .................................    41.3      $17.19
   Granted .......................................................     7.1      $29.54
   Exercised .....................................................    (9.3)     $12.86
   Forfeited .....................................................    (0.7)     $25.38
                                                                      ----
Outstanding at end of year .......................................    38.4      $20.35
                                                                      ====      ======
Exercisable at end of year .......................................    23.4      $16.43
                                                                      ====      ======
Weighted-average fair value of options granted during the year ...              $10.81
                                                                                ======

     The following table summarizes option activity during 2003:

                                                                               WEIGHTED
                                                                               -AVERAGE
                                                                               EXERCISE
Options in millions                                                  OPTIONS     PRICE
                                                                     -------   --------
Outstanding at beginning of year .................................    37.4      $15.53
   Granted .......................................................     8.1      $23.27
   Exercised .....................................................    (3.1)     $11.27
   Forfeited .....................................................    (1.1)     $22.44
                                                                      ----
Outstanding at end of year .......................................    41.3      $17.19
                                                                      ====      ======
Exercisable at end of year .......................................    26.9      $13.93
                                                                      ====      ======
Weighted-average fair value of options granted during the year ...              $ 9.29
                                                                                ======

     The following table summarizes option activity during 2002:

                                                                               WEIGHTED
                                                                               -AVERAGE
                                                                               EXERCISE
Options in millions                                                  OPTIONS     PRICE
                                                                     -------   --------
Outstanding at beginning of year .................................    39.7      $13.20
   Granted .......................................................     6.4      $25.32
   Exercised .....................................................    (8.1)     $11.63
   Forfeited .....................................................    (0.6)     $16.89
                                                                      ----
Outstanding at end of year .......................................    37.4      $15.53
                                                                      ====      ======
Exercisable at end of year .......................................    19.9      $12.59
                                                                      ====      ======
Weighted-average fair value of options granted during the year ...              $10.89
                                                                                ======

Stock options outstanding and exercisable at December 25, 2004:

                                  OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                          -----------------------------------   -------------------
Options in millions
                                      WEIGHTED-
                                       AVERAGE      WEIGHTED-             WEIGHTED-
                                      REMAINING      AVERAGE               AVERAGE
                                     CONTRACTUAL     EXERCISE              EXERCISE
RANGE OF EXERCISE PRICE   OPTIONS   LIFE IN YEARS     PRICE     OPTIONS     PRICE
-----------------------   -------   -------------   ---------   -------   ---------
$9.38-$11.49...........      4.7         5.25         $ 9.40       4.7      $ 9.40
$11.50-$15.88..........      6.9         4.34         $11.69       6.9      $11.69
$15.89-$22.50..........      7.9         6.38         $20.47       7.5      $20.52
$22.51-$30.25..........     18.9         8.33         $26.21       4.3      $24.65
                            ----                                  ----
                            38.4         6.83         $20.35      23.4      $16.43
                            ====         ====         ======      ====      ======

     RESTRICTED STOCK

For the years ended 2004, 2003, and 2002, we had 403,000, 359,000 and 8,000
shares, respectively, of restricted stock outstanding. During 2004, we granted 45,000 restricted shares with a weighted-average share price of $24.25. During 2003, we granted 351,000 restricted shares with a weighted-average share price of $23.46. During 2002, we granted 2,000 restricted shares with a weighted-average share price of $28.67.

NOTE 13--INCOME TAXES

     The details of our income tax provision are set forth below:

                                               2004   2003   2002
                                               ----   ----   ----
Current:
   Federal .................................   $135   $ 93   $ 61
   Foreign .................................     35     12     12
   State ...................................     17      8     17
                                               ----   ----   ----
                                                187    113     90
                                               ----   ----   ----
Deferred:
   Federal .................................     54     74    115
   Foreign .................................    (22)    26      2
   State ...................................      9     14     14
                                               ----   ----   ----
                                                 41    114    131
                                               ----   ----   ----
                                                228    227    221
      International tax structure change ...     30     --     --
      Rate change (benefit)/expense ........    (26)    11     --
                                               ----   ----   ----
                                                232    238    221
      Cumulative effect of change in
         accounting principle ..............     --     (1)    --
                                               ----   ----   ----
                                               $232   $237   $221
                                               ====   ====   ====

     In 2004, we had the following significant tax items, which decreased our tax expense by approximately $4 million:

     - International tax structure change - In December 2004, we initiated a reorganization of our international tax structure to allow for more efficient cash mobilization and to reduce future tax costs. This reorganization triggered a $30 million tax charge in the fourth quarter, of which $14 million was recorded as part of our current provision and $16 million was recorded in our deferred tax provision.

     - Mexico tax rate change - In December 2004, legislation was enacted changing the Mexican statutory income tax rate. This rate change decreased our net deferred tax liabilities and resulted in a $26 million tax benefit in the fourth quarter.

     - Tax reserves - During 2004, we adjusted previously established liabilities for tax exposures due largely to the settlement of certain international tax audits. The adjustment of these liabilities resulted in an $8 million tax benefit for the year.

     Our 2003 income tax provision includes an increase in income tax expense of $11 million due to enacted tax rate changes in Canada during the 2003 tax year.

     Our U.S. and foreign income before income taxes is set forth below:

                                                              2004   2003   2002
                                                              ----   ----   ----
U.S........................................................   $550   $533   $573
Foreign....................................................    139    127     76
                                                              ----   ----   ----
Income before income taxes and cumulative effect of
   change in accounting principle..........................   $689   $660   $649
Cumulative effect of change in accounting principle........     --     (7)    --
                                                              ----   ----   ----
                                                              $689   $653   $649
                                                              ====   ====   ====

     Our reconciliation of income taxes calculated at the U.S. federal statutory rate to our provision for income taxes is set forth below:

                                                               2004    2003    2002
                                                              -----   -----   -----
Income taxes computed at the U.S. federal statutory rate ..    35.0%   35.0%   35.0%
State income tax, net of federal tax benefit ..............     2.2     1.9     2.8
Impact of foreign results (1)..............................   (10.4)  (11.4)   (7.8)
Change in valuation allowances (1).........................     3.4     5.6     1.7
Nondeductible expenses ....................................     2.1     1.9     1.0
Net international tax audit settlements ...................    (1.2)     --      --
Other, net ................................................     2.0     1.4     1.3
                                                              -----   -----   -----
                                                               33.1    34.4    34.0
Legal entity restructuring ................................     4.3      --      --
Rate change (benefit)/expense .............................    (3.7)    1.7      --
                                                              -----   -----   -----
Total effective income tax rate before cumulative
   effect of change in accounting principle ...............    33.7%   36.1%   34.0%
Cumulative effect of change in accounting principle .......      --     0.2      --
                                                              -----   -----   -----
Total effective income tax rate ...........................    33.7%   36.3%   34.0%
                                                              =====   =====   =====

(1) In 2004, we have reclassified certain Mexican net operating losses and their respective valuation allowances, which were recorded in 2003, to equity. We have determined that certain net operating losses resulting from the impact of a tax structure's foreign currency translational costs, correctly belong in equity. This reclassification had no impact on our Consolidated Financial Statements.

     The details of our 2004 and 2003 deferred tax liabilities (assets) are set forth below:

                                                               2004     2003
                                                              ------   ------
Intangible assets and property, plant and equipment .......   $1,575   $1,596
Other .....................................................      112       52
                                                              ------   ------
Gross deferred tax liabilities ............................    1,687    1,648
                                                              ------   ------

Net operating loss carryforwards ..........................     (356)    (255)
Employee benefit obligations ..............................     (179)    (181)
Bad debts .................................................      (17)     (21)
Various liabilities and other .............................      (91)    (112)
                                                              ------   ------
Gross deferred tax assets .................................     (643)    (569)
Deferred tax asset valuation allowance ....................      320      271
                                                              ------   ------
Net deferred tax assets ...................................     (323)    (298)
                                                              ------   ------

Net deferred tax liability ................................   $1,364   $1,350
                                                              ======   ======

CONSOLIDATED BALANCE SHEETS CLASSIFICATION
Prepaid expenses and other current assets .................   $  (51)  $  (71)
Deferred income taxes .....................................    1,415    1,421
                                                              ------   ------
                                                              $1,364   $1,350
                                                              ======   ======

     We have net operating loss carryforwards totaling $1,362 million at December 25, 2004, which are available to reduce future taxes in the U.S., Spain, Greece, Russia, Turkey and Mexico. Of these carryforwards, $10 million expire in 2005 and $1,352 million expire at various times between 2006 and 2024. At December 25, 2004, we have tax credit carryforwards in the U.S. of $4 million with an indefinite carryforward period and in Mexico of $15 million, which expire at various times between 2008 and 2014.

     We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Our valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, have increased by $49 million in 2004 and increased by $124 million in 2003.

     Approximately $17 million of our valuation allowance relating to our deferred tax assets at December 25, 2004 would be applied to reduce goodwill if reversed in future periods.

     Deferred taxes are not recognized for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. Determination of the amount of unrecognized deferred taxes related to these investments is not practicable. These undistributed earnings are approximately $546 million at December 25, 2004. The American Jobs Creation Act of 2004 was enacted allowing for special tax breaks for the repatriation of earnings from foreign subsidiaries. We are evaluating whether to repatriate our undistributed foreign earnings in 2005.

     Income taxes receivable from taxing authorities were $50 million and $68 million at December 25, 2004, and December 27, 2003, respectively. Such amounts are recorded within prepaid expenses and other current assets and other long-term assets in our Consolidated Balance Sheets. Income taxes payable to taxing authorities were $17 million and $24 million at December 25, 2004, and December 27, 2003, respectively. Such amounts are recorded within accounts payable and other current liabilities in our Consolidated Balance Sheets.

     Income taxes receivable from related parties were $5 million and $6 million at December 25, 2004, and December 27, 2003, respectively. Such amounts are recorded within prepaids and other current assets in our Consolidated Balance Sheets. Amounts paid to taxing authorities and related parties for income taxes were $172 million, $115 million and $49 million in 2004, 2003 and 2002, respectively.

     Under our tax separation agreement with PepsiCo, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before our initial public offering that occurred in March 1999. PepsiCo has contractually agreed to act in good faith with respect to all tax audit matters affecting us. In accordance with the tax separation agreement, we will share on a pro-rata basis any risk or upside resulting from the settlement of tax matters affecting us for these periods.

NOTE 14--GEOGRAPHIC DATA

     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in the U.S., Mexico, Canada, Spain, Russia, Greece and Turkey.

                                                               NET REVENUES
                                                      --------------------------
                                                        2004      2003     2002
                                                      -------   -------   ------
U.S. ..............................................   $ 7,818   $ 7,406   $7,572
Mexico ............................................     1,071     1,105      164
Other countries ...................................     2,017     1,754    1,480
                                                      -------   -------   ------
                                                      $10,906   $10,265   $9,216
                                                      =======   =======   ======

                                                      LONG-LIVED ASSETS
                                                      -----------------
                                                        2004     2003
                                                       ------   ------
U.S ...............................................    $5,875   $5,723
Mexico ............................................     1,435    1,432
Other countries ...................................     1,444    1,350
                                                       ------   ------
                                                       $8,754   $8,505
                                                       ======   ======

NOTE 15--RELATED PARTY TRANSACTIONS

     PepsiCo is considered a related party due to the nature of our franchise relationship and its ownership interest in our company. The most significant agreements that govern our relationship with PepsiCo consist of:

     (1) The master bottling agreement for cola beverages bearing the "PEPSI-COLA" and "PEPSI" trademarks in the United States; master bottling agreements and distribution agreements for non-cola products in the United States; and a master fountain syrup agreement in the United States;

     (2) Agreements similar to the master bottling agreement and the non-cola agreements for each country in which we operate, including Canada, Spain, Russia, Greece, Turkey and Mexico, as well as a fountain syrup agreement for Canada, similar to the master syrup agreement;

     (3) A shared services agreement where we obtain various services from PepsiCo, which includes services for information technology maintenance and the procurement of raw materials. We also provide services to PepsiCo, including facility and credit and collection support. The amounts paid or received under this contract are equal to the actual costs incurred by the company providing the service; and

     (4) Transition agreements that provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the initial public offering. Under our tax separation agreement, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before the initial public offering.

     Additionally, we review our annual marketing, advertising, management and financial plans each year with PepsiCo for its approval. If we fail to submit these plans, or if we fail to carry them out in all material respects, PepsiCo can terminate our beverage agreements. If our beverage agreements with PepsiCo are terminated for this or for any other reason, it would have a material adverse effect on our business and financial results.

     BOTTLER INCENTIVES AND OTHER ARRANGEMENTS - We share a business objective with PepsiCo of increasing the availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo, at its discretion, provides us with various forms of bottler incentives to promote its beverages. These incentives are mutually agreed upon between us and PepsiCo and cover a variety of initiatives, including direct marketplace support, capital equipment funding and advertising support. Based on the objectives of the programs and initiatives, we record bottler incentives as an adjustment to net revenues, cost of sales or selling, delivery and administrative expenses. Beginning in 2003, due to the adoption of EITF Issue No. 02-16, we changed our accounting methodology for the way we record bottler incentives. See Note 2 - Summary of Significant Accounting Policies for a discussion of the change in classification of these bottler incentives in our Consolidated Statements of Operations.

     Bottler incentives received from PepsiCo, including media costs shared by PepsiCo, were $626 million, $646 million and $560 million for 2004, 2003 and 2002, respectively. Changes in our bottler incentives and funding levels could materially affect our business and financial results.

     PURCHASES OF CONCENTRATE AND FINISHED PRODUCT - We purchase concentrate from PepsiCo, which is the critical flavor ingredient used in the production of carbonated soft drinks and other ready-to-drink beverages. PepsiCo determines the price of concentrate annually at its discretion. We also pay a royalty fee to PepsiCo for the AQUAFINA trademark. Amounts paid or payable to PepsiCo and its affiliates for concentrate and royalty fees were $2,075 million, $1,971 million and $1,699 million in 2004, 2003 and 2002, respectively.

     We also produce or distribute other products and purchase finished goods and concentrate through various arrangements with PepsiCo or PepsiCo joint ventures. During 2004, 2003 and 2002, total amounts paid or payable to PepsiCo or PepsiCo joint ventures for these transactions were $666 million, $556 million and $464 million, respectively.

     MANUFACTURING AND DISTRIBUTION SERVICE REIMBURSEMENTS - In 2003 and 2002, we provided manufacturing services to PepsiCo and PepsiCo affiliates in connection with the production of certain finished beverage products. During 2003 and 2002, total amounts paid or payable by PepsiCo for these transactions were $6 million and $10 million, respectively.

     FOUNTAIN SERVICE FEE - We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Amounts received from PepsiCo for these transactions are offset by the cost to provide these services and are reflected in our Consolidated Statements of Operations in selling, delivery and administrative expenses. Net amounts paid or payable by PepsiCo to us for these services were approximately $180 million, $200 million and $200 million, in 2004, 2003 and 2002, respectively.

      SHARED SERVICES - We provide and receive various services from PepsiCo and PepsiCo affiliates pursuant to a shared services agreement and other arrangements. Total expenses incurred with PepsiCo and PepsiCo affiliates were approximately $68 million, $72 million and, $70 million during 2004, 2003 and 2002, respectively, and are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations. Total income generated for services provided to PepsiCo and PepsiCo affiliates was approximately $10 million, $10 million and $13 million during 2004, 2003 and 2002, respectively, and is reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.

     FRITO-LAY PURCHASES - We purchase snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in Russia. Amounts paid or payable to PepsiCo and its affiliates for snack food products were $75 million, $51 million and $44 million in 2004, 2003 and 2002, respectively.

     INCOME TAX EXPENSE - Under tax sharing arrangements we have with PepsiCo, we received $17 million, $7 million and $3 million in tax-related benefits from PepsiCo in 2004, 2003 and 2002, respectively.

     The Consolidated Statements of Operations include the following income (expense) amounts as a result of transactions with PepsiCo and its affiliates:

                                                      2004     2003      2002
                                                    -------   -------   -------
Net revenues:
 Bottler incentives ..............................  $    22   $    21   $   257
                                                    =======   =======   =======

Cost of sales:
 Purchases of concentrate and finished products,
    and AQUAFINA royalty fees ....................  $(2,741)  $(2,527)  $(2,163)
 Bottler incentives ..............................      522       527        --
 Manufacturing and distribution service
    reimbursements ...............................       --         6        10
                                                    -------   -------   -------
                                                    $(2,219)  $(1,994)  $(2,153)
                                                    =======   =======   =======

Selling, delivery and administrative expenses:
 Bottler incentives ..............................  $    82   $    98   $   303
 Fountain service fee ............................      180       200       200
 Frito-Lay purchases .............................      (75)      (51)      (44)
 Shared services .................................      (58)      (62)      (57)
                                                    -------   -------   -------
                                                    $   129   $   185   $   402
                                                    =======   =======   =======

Income tax expense ...............................  $    17   $     7   $     3
                                                    =======   =======   =======

     We are not required to pay any minimum fees to PepsiCo, nor are we obligated to PepsiCo under any minimum purchase requirements.

     We paid PepsiCo $1 million, $3 million and $10 million during 2004, 2003 and 2002, respectively, for distribution rights relating to the SOBE brand in certain PBG-owned territories in the U.S. and Canada.

     Bottling Group, LLC will distribute pro rata to PepsiCo and PBG, based upon membership interest, sufficient cash such that aggregate cash distributed to us will enable us to pay our income taxes and interest on our $1 billion 7.0% senior notes due 2029. PepsiCo's pro-rata cash distribution during 2004, 2003 and 2002 from Bottling Group, LLC was $13 million, $7 million and $11 million, respectively.

     Amounts receivable from PepsiCo and its affiliates at December 25, 2004 were $6 million. Such amounts are recorded in prepaid and other current assets in our Consolidated Balance Sheets. Amounts payable to PepsiCo and its affiliates at December 27, 2003 were $20 million. Such amounts are recorded within accounts payable and other current liabilities in our Consolidated Balance Sheets.

     Board of Directors

     Two of our board members are employees of PepsiCo. Neither of these board members serves on our Audit and Affiliated Transactions Committee, Compensation and Management Development Committee or Nominating and Corporate Governance Committee. In addition, one of the managing directors of Bottling Group, LLC, our principal operating subsidiary, is an employee of PepsiCo.

NOTE 16--CONTINGENCIES

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

     In 1995, a class action suit was filed against three of our suppliers for price fixing on the sale of high fructose corn syrup during the years between 1991 and 1995. During this time period we were still part of PepsiCo. During 2004, these suppliers have settled their respective charges. Settlement of damages will be allocated to each class action recipient based on their percentage of purchases of the high fructose corn syrup from these suppliers during the period 1991 through 1995. We believe the claims process for the allocation of settlement to each class action recipient will be finalized during 2005. Currently, we can not reasonably estimate the amount of proceeds we will receive from the settlement of this case and accordingly have not recorded a gain during 2004.

     As of December 25, 2004, we employed approximately 64,700 workers, of whom approximately 31,700 were employed in the United States. Approximately 8,900 of our workers in the United States are union members and approximately 16,900 of our workers outside the United States are union members. Approximately 50% of the union members in the United States are covered under contracts that will expire in 2005. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements in the past.

NOTE 17--ACQUISITIONS

     During 2004, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from four franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $95 million in cash and assumption of liabilities of $22 million:

     _    Gaseosas, S.A. de C.V. of Mexicali, Mexico in March

     _    Seltzer and Rydholm, Inc. of Auburn, Maine in October

     _    Phil Gaudreault et Fils Ltee of Quebec, Canada in November

     _    Bebidas Purificada, S.A. de C.V. of Juarez, Mexico in November

     As a result of these acquisitions, we have assigned $5 million to goodwill, $66 million to franchise rights and $3 million to non-compete arrangements. The goodwill and franchise rights are not subject to amortization. The non-compete agreements are being amortized over five to ten years. The allocations of the purchase price for these acquisitions are still preliminary and will be determined based on the estimated fair value of assets acquired and liabilities assumed as of the dates of acquisitions. The operating results of each of our acquisitions are included in our Consolidated Financial Statements from its respective date of purchase. These acquisitions were made to enable us to provide better service to our large retail customers. We expect these acquisitions to reduce costs through economies of scale.

     During 2004, we also paid $1 million for the purchase of certain distribution rights relating to SOBE.

     During 2003, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from three franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $91 million in cash and assumption of liabilities of $13 million:

     _    Pepsi-Cola Buffalo Bottling Corp. of Buffalo, New York in February

     _    Cassidy's Beverage Limited of New Brunswick, Canada in February

     _    Olean Bottling Works, Inc. of Olean, New York in August

     As a result of these acquisitions, we have assigned $7 million to goodwill, $76 million to franchise rights and $5 million to non-compete arrangements. The goodwill and franchise rights are not subject to amortization. The non-compete agreements are being amortized over five years.

     During 2003, we also paid $5 million for the purchase of certain distribution rights relating to SOBE and DR PEPPER and paid $4 million for purchase obligations relating to acquisitions made in the prior year.

NOTE 18--ACCUMULATED OTHER COMPREHENSIVE LOSS

     The year-end balances related to each component of accumulated other comprehensive loss were as follows:

                                                       2004    2003    2002
                                                      -----   -----   -----
Net currency translation adjustment ...............   $(111)  $(195)  $(285)
Cash flow hedge adjustment (1) ....................      10      13      (5)
Minimum pension liability adjustment (2) ..........    (214)   (198)   (178)
                                                      -----   -----   -----

Accumulated other comprehensive loss ..............   $(315)  $(380)  $(468)
                                                      =====   =====   =====

(1) Net of minority interest and taxes of $(7) million in 2004, $(9) million in 2003 and $4 million in 2002.

(2) Net of minority interest and taxes of $161 million in 2004, $148 million in 2003 and $134 million in 2002.

NOTE 19--COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE

(shares in thousands)                                   2004       2003       2002
                                                      --------   --------   --------
Number of shares on which basic earnings
   per share are based:
   Weighted-average outstanding during period .....    255,061    269,933    281,674
   Add - Incremental shares under stock
      compensation plans ..........................      8,423      6,986     11,116
                                                      --------   --------   --------

Number of shares on which diluted
   earnings per share are based ...................    263,484    276,919    292,790

Basic and diluted net income applicable to
   common shareholders ............................   $    457   $    416   $    428
Basic earnings per share ..........................   $   1.79   $   1.54   $   1.52
Diluted earnings per share ........................   $   1.73   $   1.50   $   1.46

     Diluted earnings per share reflect the potential dilution that could occur if the stock options or other equity awards from our stock compensation plans were exercised and converted into common stock that would then participate in net income. Options to purchase 6.8 million shares at December 25, 2004, 14.3 million shares at December 27, 2003, and 0.2 million shares at December 28, 2002 are not included in the computation of diluted earnings per share because the effect of including the options in the computation would be antidilutive.

NOTE 20--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                        FIRST     SECOND    THIRD         FOURTH
2004                   QUARTER   QUARTER   QUARTER   QUARTER (1),(2)   FULL YEAR
----                   -------   -------   -------   ---------------   ---------
Net revenues .......    $2,067    $2,675    $2,934        $3,230        $10,906
Gross profit .......     1,016     1,297     1,412         1,525          5,250
Operating income ...       137       286       357           196            976
Net income .........        50       142       191            74            457

(1) Includes Mexico tax law change benefit of $26 million and international tax restructuring charge of $30 million.

(2) Includes a $9 million non-cash impairment charge ($6 million net of tax and minority interest) relating to our re-evaluation of the fair value of our franchise licensing agreement for the SQUIRT trademark in Mexico.

                        FIRST     SECOND    THIRD     FOURTH
2003                   QUARTER   QUARTER   QUARTER   QUARTER(3)   FULL YEAR
----                   -------   -------   -------   ----------   ---------
Net revenues........    $1,874    $2,532    $2,810     $3,049      $10,265
Gross profit........       947     1,242     1,372      1,489        5,050
Operating income....       120       271       358        207          956
Net income..........        33       131       183         69          416

(3)  Includes Canada tax law change expense of $11 million.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Pepsi Bottling Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Pepsi Bottling Group, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the fiscal years in the three-year period ended December 25, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Pepsi Bottling Group, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 25, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," as of December 29, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Pepsi Bottling Group, Inc.'s internal control over financial reporting as of December 25, 2004, based on criteria established in "Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)," and our report dated February 25, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP

New York, New York
February 25, 2005

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Included in Item 7, Management's Financial Review - Market Risks and Cautionary Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Included in Item 7, Management's Financial Review - Financial Statements

      The financial statements of Bottling LLC, included in Bottling LLC's Annual Report on Form 10-K and filed with the SEC on February 28, 2005, are hereby incorporated by reference as required by the SEC as a result of Bottling LLC's guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      PBG's management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, in timely alerting them to material information relating to PBG and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC.

      Management's Report on Internal Control Over Financial Reporting

      PBG's management is responsible for establishing and maintaining adequate internal control over financial reporting for PBG. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of PBG's assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that PBG's receipts and expenditures are being made only in accordance with authorizations of PBG's management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of PBG's assets that could have a material effect on the financial statements.

      As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of PBG's internal control over financial reporting using the "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."

      Based on this assessment, management concluded that PBG's internal control over financial reporting was effective as of December 25, 2004. Management has not identified any material weaknesses in PBG's internal control over financial reporting as of December 25, 2004.

      Our independent auditors, KPMG LLP ("KPMG"), who have audited and reported on our financial statements, issued an attestation report on our assessment of PBG's internal control over financial reporting. KPMG's reports are included in this annual report.

      Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Pepsi Bottling Group, Inc.:

      We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that The Pepsi Bottling Group, Inc. maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." The Pepsi Bottling Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of The Pepsi Bottling Group, Inc.'s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that The Pepsi Bottling Group, Inc. maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on criteria established in "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." Also, in our opinion, The Pepsi Bottling Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Pepsi Bottling Group, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the fiscal years in the three-year period ended December 25, 2004, and our report dated February 25, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 25, 2005

      Changes in Internal Controls

      PBG's management also carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in PBG's internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PBG

      The name, age and background of each of our directors nominated for election are contained under the caption "Election of Directors" in our Proxy Statement for our 2005 Annual Meeting of Shareholders. The identification of our Audit Committee and our Audit Committee financial expert is contained in PBG's Proxy Statement for our 2005 Annual Meeting of Shareholders under the captions "CORPORATE GOVERNANCE - Committees of the Board of Directors - The Audit and Affiliated Transactions Committee." Information regarding the adoption of our Worldwide Code of Conduct, any material amendments thereto and any related waivers are contained in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the captions "CORPORATE GOVERNANCE - Worldwide Code of Conduct." All of the foregoing information is incorporated herein by reference. The Worldwide Code of Conduct is posted on the PBG Website at http:// www.pbg.com under Investor Relations - Company Information - Corporate Governance. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported in Part I of this Report.

      Information on compliance with Section 16(a) of the Exchange Act is contained in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the captions "OWNERSHIP OF PBG COMMON STOCK - Section 16 Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information on compensation of our directors and certain named executive officers is contained in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the captions "Directors' Compensation" and "EXECUTIVE COMPENSATION," respectively, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information relating to securities authorized for issuance under PBG's equity compensation plans is contained in PBG's Proxy Statement for our 2005 Annual Meeting of Shareholders under the captions "EXECUTIVE COMPENSATION - Equity Compensation Plan Information" and is incorporated herein by reference.

      Information on the number of shares of PBG Common Stock beneficially owned by each director, each named executive officer and by all directors and all executive officers as a group is contained under the captions "OWNERSHIP OF PBG COMMON STOCK - Ownership of Common Stock by Directors and Executive Officers" and information on each beneficial owner of more that 5% of PBG Common Stock is contained under the captions "OWNERSHIP OF PBG COMMON STOCK-Stock Ownership of Certain Beneficial Owners" in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information relating to certain transactions between PBG, PepsiCo and their affiliates and certain other persons is set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2003 and 2004 by KPMG, LLP for services rendered to PBG is set forth under the caption "INDEPENDENT AUDITORS" in the Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit and Affiliated Transactions Committee is set forth under the caption "INDEPENDENT AUDITORS - Pre-Approval Policies and Procedures" in the Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)   1.    Financial Statements. The following consolidated financial statements of PBG and its subsidiaries are included in Item 7:

Consolidated Statements of Operations - Fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002.

Consolidated Statements of Cash Flows - Fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002.

Consolidated Balance Sheets - December 25, 2004 and December 27, 2003.

Consolidated Statements of Changes in Shareholders' Equity - Fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002.

Notes to Consolidated Financial Statements.

Independent Auditors' Report.

      The financial statements of Bottling LLC, included in Bottling LLC's Annual Report on Form 10-K and filed with the SEC on February 28, 2005, are hereby incorporated by reference as required by the SEC as a result of Bottling LLC's guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

            2. Financial Statement Schedules. The following financial statement schedules of PBG and its subsidiaries are included in this Report on the page indicated:

                                                                                     Page
                                                                                     ----
Independent Auditors' Report on Schedule and Consent............................      F-2

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended
              December 25, 2004, December 27, 2003 and December 28, 2002........      F-3

            3.    Exhibits

                  See Index to Exhibits on pages E-1 - E-4.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, The Pepsi Bottling Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 22, 2005

                                    The Pepsi Bottling Group, Inc.

                                    By: /s/ John T. Cahill
                                        --------------------------------------
                                        John T. Cahill
                                        Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Pepsi Bottling Group, Inc. and in the capacities and on the date indicated.

     SIGNATURE                                   TITLE                           DATE
/s/ John T. Cahill                    Chairman of the Board and Chief      February 22, 2005
-------------------------             Executive Officer
John T. Cahill

/s/ Alfred H. Drewes                  Senior Vice President and Chief      February 22, 2005
-------------------------             Financial Officer (Principal
Alfred H. Drewes                      Financial Officer)

/s/ Andrea L. Forster                 Vice President and Controller        February 22, 2005
-------------------------             (Principal Accounting Officer)
Andrea L. Forster

/s/ Linda G. Alvarado                 Director                             February 22, 2005
-------------------------
Linda G. Alvarado

/s/ Barry H. Beracha                  Director                             February 22, 2005
-------------------------
Barry H. Beracha

/s/ Ira D. Hall                       Director                             February 22, 2005
-------------------------
Ira D. Hall

/s/ Thomas H. Kean                    Director                             February 22, 2005
-------------------------
Thomas H. Kean

/s/ Susan D. Kronick                  Director                             February 22, 2005
-------------------------
Susan D. Kronick

/s/ Blythe J. McGarvie                Director                             February 22, 2005
-------------------------
Blythe J. McGarvie

/s/ Margaret D. Moore                 Director                             February 22, 2005
-------------------------
Margaret D. Moore

/s/ Rogelio Rebolledo                 Director                             February 22, 2005
-------------------------
Rogelio Rebolledo

/s/ Clay G. Small                     Director                             February 22, 2005
-------------------------
Clay G. Small

_________________________             Director
John A. Quelch*

* Mr. Quelch became a Director of The Pepsi Bottling Group, Inc. on January 28, 2005.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                       PAGE
                                                                                                       ----
Independent Auditors' Report on Schedule and Consent...........................................         F-2
Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 25, 2004
    December 27, 2003 and December 28,2002.....................................................         F-3

      Report and Consent of Independent Registered Public Accounting Firm

The Board of Directors
The Pepsi Bottling Group, Inc.:

The audits referred to in our report dated February 25, 2005, with respect to the consolidated financial statements of The Pepsi Bottling Group, Inc. and subsidiaries, included the related financial statement schedule as of December 25, 2004, and for each of the fiscal years in the three-year period ended December 25, 2004, included in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the registration statement (No. 333-60428, 333-79357, 333-79369, 333-79375, 333-79365, 333-80647, 333-69622,
333-73302, 333-100786, 333-117894) on Form S-8 of The Pepsi Bottling Group,
Inc. of our reports (incorporated by reference in the December 25, 2004, annual report on Form 10-K of The Pepsi Bottling Group, Inc.) dated February 25, 2005, with respect to the consolidated balance sheets of The Pepsi Bottling Group, Inc. and subsidiaries, as of December 25, 2004 and December 27, 2003, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the fiscal years in the three-year period ended December 25, 2004, and our report on the related financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting as of December 25, 2004 and the effectiveness of internal control over financial reporting as of December 25, 2004, dated February 25, 2005 (which appears above). Our report on the consolidated financial statements refers to the adoption of Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," as of December 29, 2002.

/s/ KPMG LLP

New York, New York
February 25, 2005

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         THE PEPSI BOTTLING GROUP, INC.
                                   IN MILLIONS

                      Balance At   Charged to                    Accounts      Foreign       Balance At
                       Beginning    Cost and                      Written      Currency        End Of
                       Of Period    Expenses     Acquisitions       Off       Translation      Period
                      ----------   ----------    ------------    --------     -----------    -----------
DESCRIPTION

FISCAL YEAR ENDED
DECEMBER 25, 2004
   Allowance
   for losses
   on trade
   accounts
   receivable.......     $ 72        $ (5)           $ --         $  (7)         $  1           $ 61

FISCAL YEAR ENDED
DECEMBER 27, 2003
   Allowance
   for losses
   on trade
   accounts
   receivable.......     $ 67        $ 12            $ --         $  (8)         $  1           $ 72

FISCAL YEAR ENDED
DECEMBER 28, 2002
   Allowance
   for losses
   on trade
   accounts
   receivable.......     $ 42        $ 32            $ 14         $ (22)         $  1           $ 67

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

4.2               Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc.,
                  PepsiCo, Inc., as Guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 5 3/8% Senior Notes due 2004 and $1,300,000,000 5
                  5/8% Senior Notes due 2009, which is incorporated herein by reference to
                  Exhibit 10.9 to PBG's Registration Statement on Form S-1 (Registration No.
                  333-70291).

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

4.5               U.S. $500,000,000 5-Year Credit Agreement dated as of April 28, 2004 among
                  The Pepsi Bottling Group Inc., Bottling Group, LLC, JP Morgan Chase Bank as
                  Agent, Banc of America Securities LLC and Citigroup Global Markets Inc., as
                  Joint Lead Arrangers and Book Managers and Bank of America, N.A., Citicorp
                  USA, Inc., Credit Suisse First Boston and Deutsche Bank Securities Inc., as
                  Syndication Agents, which is incorporated herein by reference to Exhibit 4.1 to PBG's Quarterly Report on Form 10-Q for the quarter ended June 12, 2004.

4.6               Indenture, dated as of November 15, 2002, among Bottling Group, LLC,
                  PepsiCo, Inc., as Guarantor, and JPMorgan Chase Bank, as Trustee, relating to $1 Billion 4-5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference

                  to Exhibit 4.8 to PBG's Annual Report on Form 10-K for the year ended December
                  28, 2002.

4.7               Registration Rights Agreement, dated as of November 7, 2002 relating to the
                  $1 Billion 4-5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.9 to PBG's Annual Report on Form 10-K for
                  the year ended December 28, 2002.

4.8               Indenture, dated as of June 10, 2003 by and between Bottling Group, LLC, as
                  Obligor, and JPMorgan Chase Bank, as Trustee, relating to $250,000,000 4-1/8%
                  Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC's registration statement on Form S-4
                  (Registration No. 333-106285).

4.9               Registration Rights Agreement dated June 10, 2003 by and among Bottling
                  Group, LLC, J.P. Morgan Securities Inc., Lehman Brothers Inc., Banc of
                  America Securities LLC, Citigroup Global Markets Inc, Credit Suisse First
                  Boston LLC, Deutsche Bank Securities Inc., Blaylock & Partners, L.P. and
                  Fleet Securities, Inc, relating to $250,000,000 4-1/8% Senior Notes due
                  June 15, 2015, which is incorporated herein by reference to Exhibit 4.3 to
                  Bottling Group, LLC's registration statement on Form S-4 (Registration No.
                  333-106285).

4.10              Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as Obligor, and JPMorgan Chase Bank, as Trustee, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC's Form 8-K dated
                  October 3, 2003.

4.11              Form of Note for the $500,000,000 2.45% Senior Notes due October 16, 2006,
                  which is incorporated herein by reference to Exhibit 4.2 to Bottling Group,
                  LLC's Form 8-K dated October 3, 2003.

4.12              Form of Note for the $400,000,000 5.00% Senior Notes due November 15, 2013,
                  which is incorporated herein by reference to Exhibit 4.1 to Bottling Group,
                  LLC's Form 8-K dated November 13, 2003.

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

10.18             PBG 2004 Long-Term Incentive Plan which is incorporated herein by reference to Appendix B to PBG's Proxy Statement for the 2004 Annual Meeting of
                  Shareholders.

10.19             Form of Employee Restricted Stock Agreement under the PBG 2004 Long-Term
                  Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to
                  PBG's Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.


10.20             Form of Employee Stock Option Agreement under the PBG 2004 Long-Term
                  Incentive Plan, which is incorporated herein by reference to Exhibit 10.2 to
                  PBG's Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.21             Form of Non-Employee Director Annual Stock Option Agreement under the PBG
                  Directors' Stock Plan which is incorporated herein by reference to Exhibit
                  10.3 to PBG's Quarterly Report on Form 10-Q for the quarter ended September
                  4, 2004.

10.22             Form of Non-Employee Director Restricted Stock Agreement under the PBG
                  Directors' Stock Plan, which is incorporated herein by reference to Exhibit
                  10.4 to PBG's Quarterly Report on Form 10-Q for the quarter ended September
                  4, 2004.

10.23             PBG Executive Incentive Compensation Plan which is incorporated herein by reference to Exhibit B to PBG's Proxy Statement for the 2000 Annual Meeting
                  of Shareholders.

10.24             Summary of the material terms of the PBG Executive Incentive Compensation
                  Plan, which is incorporated herein by reference to Exhibit 10.6 to PBG's
                  Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.25             Description of the compensation paid by PBG to its non-management directors which is incorporated herein by reference to the Directors' Compensation section in PBG's Proxy Statement for the 2004 Annual Meeting of Shareholders as
                  updated by the Form 8-K filed with the SEC on January 31, 2005.

12*               Statement re Computation of Ratios.

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