Form 10-Q
period 2005-06-11
PEPSI BOTTLING GROUP INC
filed 2005-07-19
CIK 1076405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 11, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 1-14893

THE PEPSI BOTTLING GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4038356

(State or other jurisdiction of employer incorporation or organization)	(I.R.S. Identification No.)

One Pepsi Way, Somers, New York	10589

(Address of principal executive offices)	(Zip Code)

914-767-6000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

Number of shares of Common Stock outstanding as of July 14, 2005:
243,580,265

The Pepsi Bottling Group, Inc.
Index

			Page No.
Part I		Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - 12 and 24 weeks ended June 11, 2005 and June 12, 2004	2

		Condensed Consolidated Statements of Cash Flows - 24 weeks ended June 11, 2005 and June 12, 2004	3

		Condensed Consolidated Balance Sheets - June 11, 2005 and December 25, 2004	4

		Notes to Condensed Consolidated Financial Statements	5-12

	Item 2.	Management’s Financial Review	13-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	21

Part II		Other Information

	Item 1.	Legal Proceedings	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22-23

	Item 4.	Submission of Matters to a Vote of Security Holders	24

	Item 6.	Exhibits	25
EX-10.1: FORM OF DIRECTOR INDEMNIFICATION AGREEMENT
EX-10.4: SETTLEMENT AGREEMENT
EX-11.1: COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Operations
in millions, except per share amounts, unaudited

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	11, 2005	12, 2004	11, 2005	12, 2004

Net revenues	$2,862	$2,675	$5,009	$4,742
Cost of sales	1,495	1,378	2,611	2,429

Gross profit	1,367	1,297	2,398	2,313
Selling, delivery and administrative expenses	1,064	1,011	1,975	1,890

Operating income	303	286	423	423
Interest expense, net	58	53	113	108
Other non-operating expenses, net	1	2	1	2
Minority interest	17	15	23	21

Income before income taxes	227	216	286	292
Income tax expense	79	74	99	100

Net income	$148	$142	$187	$192

Basic earnings per share	$0.61	$0.55	$0.76	$0.74

Weighted-average shares outstanding	245	258	246	259

Diluted earnings per share	$0.59	$0.53	$0.74	$0.72

Weighted-average shares outstanding	252	267	253	268

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	24 Weeks Ended
	June	June
	11, 2005	12, 2004
Cash Flows – Operations
Net income	$187	$192
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	274	258
Amortization	7	6
Deferred income taxes	5	31
Other non-cash charges and credits, net	137	122
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(288)	(242)
Inventories	(92)	(126)
Prepaid expenses and other current assets	(44)	(8)
Accounts payable and other current liabilities	30	121
Income taxes payable	22	30

Net change in operating working capital	(372)	(225)

Pension contributions	(20)	(51)
Other, net	(32)	(20)

Net Cash Provided by Operations	186	313

Cash Flows – Investments
Capital expenditures	(271)	(270)
Sale of investment in a non-controlled entity/(Acquisitions of bottlers)	5	(7)
Proceeds from sale of property, plant and equipment	12	5

Net Cash Used for Investments	(254)	(272)

Cash Flows – Financing
Short-term borrowings – three months or less, net	178	200
Proceeds from long-term debt	37	17
Payments of long-term debt	(6)	(1,008)
Dividends paid	(25)	(5)
Proceeds from exercise of stock options	30	65
Purchases of treasury stock	(244)	(298)

Net Cash Used for Financing	(30)	(1,029)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	(2)

Net Decrease in Cash and Cash Equivalents	(97)	(990)
Cash and Cash Equivalents – Beginning of Period	305	1,235

Cash and Cash Equivalents – End of Period	$208	$245

Supplemental Cash Flow Information
Net third-party interest paid	$122	$130

Income taxes paid	$72	$39

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Balance Sheets
in millions, except per share amounts

	(Unaudited)
	June	December
	11, 2005	25, 2004

ASSETS
Current Assets
Cash and cash equivalents	$208	$305
Accounts receivable, net of allowances of $58 at June 11, 2005 and $61 at December 25, 2004	1,323	1,054
Inventories	515	427
Prepaid expenses and other current assets	313	253

Total Current Assets	2,359	2,039

Property, plant and equipment, net	3,550	3,581
Other intangible assets, net	3,637	3,639
Goodwill	1,424	1,416
Other assets	109	118

Total Assets	$11,079	$10,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,457	$1,373
Short-term borrowings	328	155
Current maturities of long-term debt	90	53

Total Current Liabilities	1,875	1,581

Long-term debt	4,479	4,489
Other liabilities	960	914
Deferred income taxes	1,401	1,415
Minority interest	468	445

Total Liabilities	9,183	8,844

Shareholders’ Equity
Common stock, par value $0.01 per share:
authorized 900 shares, issued 310 shares	3	3
Additional paid-in capital	1,714	1,719
Retained earnings	2,043	1,887
Accumulated other comprehensive loss	(320)	(315)
Deferred compensation	—	(1)
Treasury stock: 67 shares and 61 shares at June 11, 2005 and December 25, 2004, respectively, at cost	(1,544)	(1,344)

Total Shareholders’ Equity	1,896	1,949

Total Liabilities and Shareholders’ Equity	$11,079	$10,793

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions, except per share amounts

Note 1 – Basis of Presentation

     The Pepsi Bottling Group, Inc. (“PBG” or the “Company”) is the world’s largest manufacturer, seller and distributor of Pepsi-Cola beverages. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Mexico, Canada and Europe, which consists of operations in Spain, Greece, Russia and Turkey. When used in these Condensed Consolidated Financial Statements, “PBG,” “we,” “our” and “us” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC (“Bottling LLC”), our principal operating subsidiary.

     At June 11, 2005, PepsiCo, Inc. (“PepsiCo”) owned 102,211,358 shares of our common stock, consisting of 102,111,358 shares of common stock and 100,000 shares of Class B common stock. All shares of Class B common stock that have been authorized have been issued to PepsiCo. At June 11, 2005, PepsiCo owned approximately 42.1% of our outstanding common stock and 100% of our outstanding Class B common stock, together representing 47.5% of the voting power of all classes of our voting stock. In addition, PepsiCo owns approximately 6.8% of the equity of Bottling LLC. We fully consolidate the results of Bottling LLC and present PepsiCo’s share as minority interest in our Condensed Consolidated Financial Statements.

     The accompanying Condensed Consolidated Balance Sheet at June 11, 2005, the Condensed Consolidated Statements of Operations for the 12 weeks and 24 weeks ended June 11, 2005 and June 12, 2004 and the Condensed Consolidated Statements of Cash Flows for the 24 weeks ended June 11, 2005 and June 12, 2004 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 25, 2004, as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

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

Note 2 – Seasonality of Business

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

Note 3 – New Accounting Standards

     SFAS No. 123R

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R will require us to measure the value of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. SFAS 123R becomes effective for us beginning in the first quarter of 2006. We are currently evaluating the impact of this proposed standard on our Consolidated Financial Statements.

     FASB Staff Position No. FAS 109-1

     In December 2004, the FASB issued Staff Position No. FAS 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. We have adopted the standard at the beginning of 2005. This standard did not have a material impact to our Consolidated Financial Statements.

     FASB Staff Position No. FAS 109-2

     In December 2004, the FASB issued Staff Position No. FAS 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the new tax law on its plan for applying SFAS No. 109. We are evaluating whether to repatriate our undistributed foreign earnings in 2005.

     FASB Interpretation No. 47

     In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

     SFAS No. 151

     In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 is effective for the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our Consolidated Financial Statements.

Note 4 – Stock-Based Employee Compensation

     We measure stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, compensation expense for stock option grants to our employees is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant stock options at fair value on the date of grant. As allowed by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we have elected to continue to apply the intrinsic-value based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” If we had measured compensation cost for the stock awards granted to our employees under the fair-value based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	11, 2005	12, 2004	11, 2005	12, 2004
Net income:
As reported	$148	$142	$187	$192
Add: Total stock-based employee compensation included in reported net income, net of taxes and minority interest	—	—	—	1
Less: Total stock-based employee compensation determined under fair-value based method for all awards, net of taxes and minority interest	(10)	(9)	(21)	(19)

Pro forma	$138	$133	$166	$174

Earnings per share:
Basic – as reported	$0.61	$0.55	$0.76	$0.74
Basic – pro forma	$0.56	$0.52	$0.67	$0.67
Diluted – as reported	$0.59	$0.53	$0.74	$0.72
Diluted – pro forma	$0.54	$0.50	$0.65	$0.64

     Pro forma compensation cost measured for stock options granted to employees is amortized using a straight-line basis over the vesting period, which is typically three years.

     The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

Note 5 – Inventories

	June	December
	11, 2005	25, 2004
Raw materials and supplies	$193	$159
Finished goods	322	268

	$515	$427

Note 6 – Property, plant and equipment, net

	June	December
	11, 2005	25, 2004

Land	$265	$257
Buildings and improvements	1,273	1,263
Manufacturing and distribution equipment	3,324	3,289
Marketing equipment	2,282	2,237
Other	176	177

	7,320	7,223
Accumulated depreciation	(3,770)	(3,642)

	$3,550	$3,581

Note 7 – Other intangible assets, net and Goodwill

	June	December
	11, 2005	25, 2004
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$52	$46
Franchise/distribution rights	45	44
Other identified intangibles	27	30

	124	120

Accumulated amortization:
Customer relationships and lists	(8)	(6)
Franchise/distribution rights	(18)	(15)
Other identified intangibles	(16)	(16)

	(42)	(37)

Intangibles subject to amortization, net	82	83

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	2,948	2,958
Distribution rights	295	288
Trademarks	214	208
Other identified intangibles	98	102

Intangibles not subject to amortization	3,555	3,556

Total other intangible assets, net	$3,637	$3,639

Goodwill	$1,424	$1,416

     Goodwill increased by approximately $8 million in 2005 due to purchase price allocations of $5 million related to a recent acquisition and the impact from foreign currency translation of $3 million.

     For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $7 million and $6 million for the twenty-four weeks ended June 11, 2005 and June 12, 2004. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

	Weighted-	Estimated Aggregate Amortization Expense to be Incurred
	Average
	Amortization
	Period	Balance of	Fiscal Year Ending
		2005	2006	2007	2008	2009

Customer relationships and lists	18 years	$2	$3	$3	$3	$3

Franchise/distribution rights	7 years	$4	$5	$3	$2	$2

Other identified intangibles	7 years	$2	$3	$3	$2	$1

Note 8 – Pension and Postretirement Medical Benefit Plans

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

     Nearly all of our U.S. employees are also eligible to participate in our 401(k) savings plans, which are voluntary defined contribution plans. We make matching contributions to the 401(k) savings plans on behalf of participants eligible to receive such contributions. If a participant has one or more but less than 10 years of eligible service, our match will equal $0.50 for each dollar the participant elects to defer up to 4% of the participant’s pay. If the participant has 10 or more years of eligible service, our match will equal $1.00 for each dollar the participant elects to defer up to 4% of the participant’s pay.

     Components of our U.S. pension expense for the twelve weeks and twenty-four weeks ended June 11, 2005 and June 12, 2004 are as follows:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	11, 2005	12, 2004	11, 2005	12, 2004
Service cost	$10	$10	$21	$20
Interest cost	18	16	35	32
Expected return on plan assets	(21)	(19)	(42)	(38)
Amortization of prior service cost	1	2	3	3
Amortization of net loss	7	5	14	11

Net pension expense for the defined benefit plans	15	14	31	28

Defined contribution plans expense	4	5	8	10

Total U.S. pension expense recognized in the Condensed Consolidated Statements of Operations	$19	$19	$39	$38

     As of June 11, 2005, we have contributed $20 million to our U.S. pension plans in 2005.

     Postretirement Medical Benefits

     Our postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.

     Components of our U.S. postretirement benefits expense for the twelve and twenty-four weeks ended June 11, 2005 and June 12, 2004 are as follows:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	11, 2005	12, 2004	11, 2005	12, 2004
Service cost	$1	$1	$2	$2
Interest cost	5	4	10	9
Amortization of net loss	2	1	3	2

U.S. postretirement benefits expense recognized in the Condensed Consolidated Statements of Operations	$8	$6	$15	$13

     On May 19, 2004, the FASB issued Staff Position No. FAS 106-2 to provide guidance relating to the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”). The prescription drug benefits currently provided to all our Medicare eligible retirees would be considered actuarially equivalent to the benefit provided under the Act based on the recently issued guidance by the Centers for Medicare & Medicaid Services. The result of the guidance doesn’t change the estimated effect of the Act disclosed in our previously issued 2004 year end financials as we intend to share a portion of the subsidy with our retirees.

Note 9 – Geographic Data

     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Greece, Russia and Turkey.

Net Revenues

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	11, 2005	12, 2004	11, 2005	12, 2004
U.S	$1,995	$1,909	$3,683	$3,535
Mexico	299	276	452	434
Other countries	568	490	874	773

	$2,862	$2,675	$5,009	$4,742

Long-Lived Assets

	June	December
	11, 2005	25, 2004
U.S.	$5,849	$5,875
Mexico	1,455	1,435
Other countries	1,416	1,444

	$8,720	$8,754

Note 10 – Comprehensive Income

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	11, 2005	12, 2004	11, 2005	12, 2004
Net income	$148	$142	$187	$192
Net currency translation adjustment	(16)	(59)	(3)	(57)
Cash flow hedge adjustment(a)(b)	(1)	(4)	(2)	(3)

Comprehensive income	$131	$79	$182	$132

(a)	Net of minority interest and taxes of $0 million and $4 million for the 12 weeks ended June 11, 2005 and June 12, 2004, respectively.

(b)	Net of minority interest and taxes of $1 million and $3 million for the 24 weeks ended June 11, 2005 and June 12, 2004, respectively.

Note 11 – Contingencies

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

Note 12 – Subsequent Event

     In 1995, a class action suit was filed against three of our suppliers for price fixing on the sale of high fructose corn syrup during the years between 1991 and 1995. During 2004, these suppliers settled the respective charges. The settlement amount was allocated to each class action recipient based on the proportion of its purchases of high fructose corn syrup from these suppliers during the period 1991 through 1995 to the total of such purchases by all class action recipients. From 1991 to 1995, we were still part of PepsiCo. On June 28, 2005, PBG and PepsiCo entered into a settlement agreement under which we will receive 45.8% of the settlement proceeds attributable to current

PBG bottling operations that were previously owned by PepsiCo (the “PepsiCo Recovery”). Subsequent to the end of the second quarter, the court overseeing the lawsuit approved payment of 90% of claim awards, including the PepsiCo Recovery. In connection with this partial payment of the PepsiCo Recovery and in accordance with our agreement with PepsiCo, PBG received $21 million. PBG also received an additional $3 million as a result of certain other claims we had submitted, which are unrelated to the bottling operations previously owned by PepsiCo. These amounts will be recognized in the third quarter of 2005. We currently intend to utilize settlement proceeds to fund long-term, strategic productivity initiatives.

     In addition, during the month of July 2005, we signed a Letter of Intent to acquire Pepsi-Cola Bottling Company of Charlotte (North Carolina), the ninth largest Pepsi bottler in the United States. The deal is expected to close during the fourth quarter of 2005.

Item 2.
Management’s Financial Review
Tabular dollars in millions, except per share data

OVERVIEW

     The Pepsi Bottling Group, Inc. (“PBG” or the “Company”) is the world’s largest manufacturer, seller and distributor of Pepsi-Cola beverages. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Mexico, Canada and Europe, which consists of operations in Spain, Greece, Russia and Turkey. When used in these Condensed Consolidated Financial Statements, “PBG,” “we,” “our” and “us” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC (“Bottling LLC”), our principal operating subsidiary.

     Management’s Financial Review should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the fiscal year ended December 25, 2004, which include additional information about our accounting policies, practices and the transactions that underlie our financial results.

FINANCIAL PERFORMANCE SUMMARY

	12 Weeks Ended			24 Weeks Ended
	June	June	%	June	June	%
	11, 2005	12, 2004	Change	11, 2005	12, 2004	Change

Net revenues	$2,862	$2,675	7%	$5,009	$4,742	6%

Gross profit	1,367	1,297	5%	2,398	2,313	4%

Operating income	303	286	6%	423	423	0%

Net income	148	142	4%	187	192	(3)%

Diluted earnings per share	$0.59	$0.53	11%	$0.74	$0.72	3%

     For the second quarter, diluted earnings per share increased 11% to $0.59 and operating income grew 6% to $303 million, reflecting revenue growth across all of our businesses. Our revenue growth was driven both by volume and net revenue per case improvements.

     Excluding the impact of acquisitions, worldwide volume increased 3% in the second quarter, reflecting strong volume growth in Mexico and Europe and a 1% increase in the U.S. and Canada.

     Worldwide net revenue per case grew 3% in the second quarter, which includes a 1% favorable impact from foreign currency translation. In the U.S., net revenue per case increased by 3%. Our pricing actions in the U.S. have continued to hold in the marketplace, with rate increases contributing 75% of this growth and the remainder of growth coming from the mix of products we sell.

     Cost of sales per case for the quarter increased 5%, due to the continuing pressure on raw material costs for packaging and sweeteners. A percentage point of this growth was attributable to the negative impact of foreign currency translation. Our strong revenue growth, which leveraged both rate and mix strategies, helped mitigate the cost of sales impact to our bottom line.

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

	Pro forma Forecasted
	2005 versus 2004	Impact of	Forecasted 2005
	growth	53rd week	versus 2004 growth
Worldwide Volume	2% to 3%	1%	3% to 4%
United States Volume	Flat to 1%	1%	1% to 2%
Operating Income	3% to 5%	1%	4% to 6%

	Pro forma Full-Year		Full-Year
	Forecasted 2005	Impact of	Forecasted 2005
	Results	53rd week	Results
Diluted Earnings Per Share	$1.82 to $1.88	$0.02 to $0.03	$1.84 to $1.91

     Based on our strong results in the first half of the year, we have raised our pro forma full-year 2005 operating income growth expectations to a range of 3% to 5%, excluding the impact of the 53rd week. Correspondingly, we are also raising our pro forma full-year diluted earnings per share to $1.82 to $1.88, excluding the impact of the 53rd week. We currently intend to reinvest the additional profit from the 53rd week in long-term, strategic productivity initiatives.

     Pro forma worldwide volume is expected to increase 2% to 3% for the full year of 2005 versus 2004, excluding the impact of the 53rd week. In the U.S., pro forma volume is expected to be flat to up 1% for the full year, excluding the impact of the 53rd week.

     We expect to increase our worldwide net revenue per case by approximately 3%, which reflects a 3% increase in the United States.

     One of the provisions of the American Jobs Creation Act of 2004 allows for special tax breaks for the repatriation of earnings from foreign subsidiaries. We are currently evaluating whether to repatriate our undistributed foreign earnings in 2005.

Volume

	12 Weeks Ended			24 Weeks Ended
	June 11, 2005 vs.			June 11, 2005 vs.
	June 12, 2004			June 12, 2004
	World-		Outside	World-		Outside
	wide	U.S.	the U.S.	wide	U.S.	the U.S.
Base volume	3%	1%	7%	2%	0%	4%
Acquisitions	1%	0%	0%	0%	1%	1%

Total volume change	4%	1%	7%	2%	1%	5%

     Excluding the impact of acquisitions, worldwide physical case volume increased 3% in the second quarter and 2% in the first twenty-four weeks of 2005, when compared with similar periods of 2004. The increase in volume for the quarter and on a year-to-date basis was driven by strong growth in Europe and an improved performance in Mexico.

     In the U.S., our reported volume increased by 1% in the second quarter due to growth in the cold-drink channel, fueled primarily by our food service business and innovation. As consumers continue to seek a greater variety of beverages, we have seen impressive growth in our non-carbonated beverage portfolios, driven by double-digit growth in Aquafina and solid results from Aquafina Splash and Lipton Iced Tea. For the quarter and on a year-to-date basis, total carbonated soft drink volume in the U.S. was down approximately 3%, driven primarily by declines in brand Pepsi. These declines were partially offset by the introduction of Pepsi Lime and Tropicana Twister, which contributed two percentage points to total volume growth in the second quarter.

     In Europe, volume grew 9% in the second quarter and 7% on a year-to-date basis driven by a strong performance in both Russia and Turkey. In Russia, volume growth in the second quarter was 17% versus the prior year driven by strong sales of brand Pepsi, Aqua Minerale, Tropicana juice and Lipton Iced Tea. In Turkey, volume increased 9% in the second quarter versus the prior year due to double-digit volume growth primarily from brand Pepsi.

     In Mexico, volume increased 8% in the second quarter and 6% on a year-to-date basis driven by strong jug and bottled water sales. In the second quarter, jugs increased 15% and bottled water increased 20% versus the prior year. Additionally, we have seen our attention to innovation and execution drive a 1% increase in our carbonated soft drink volume in the second quarter versus the prior year.

     In Canada, volume increased 1% for the second quarter versus the prior year. Volume trends in Canada were similar to those in the U.S., with increases in cold drink and a slight improvement in take home during the second quarter.

Net Revenues

	12 Weeks Ended			24 Weeks Ended
	June 11, 2005 vs.			June 11, 2005 vs.
	June 12, 2004			June 12, 2004
	World-		Outside	World-		Outside
	wide	U.S.	the U.S.	wide	U.S.	the U.S.

Volume impact	3%	1%	7%	2%	0%	4%

Net price per case impact (rate/mix)	2%	3%	1%	2%	3%	1%

Currency translations	1%	0%	5%	1%	0%	4%

Acquisitions	1%	1%	0%	1%	1%	1%

Total Net Revenues change	7%	5%	13%	6%	4%	10%

     Worldwide net revenues were $2.9 billion for the second quarter and $5.0 billion for the first twenty-four weeks in 2005, increasing 7% and 6% respectively, over similar periods in 2004. The increases in worldwide net revenues for the quarter and on a year-to-date basis were driven primarily by improvements in volume and growth in net price per case. The favorable impact of foreign currency translation and net revenue from our prior year acquisitions contributed a percentage point each to our worldwide growth in both the second quarter and year-to-date periods.

     In the U.S., net revenues increased 5% in the second quarter and 4% for the first twenty-four weeks of 2005, when compared with the similar periods of 2004. The increases in net revenues in the U.S. for the quarter and on a year-to-date basis were driven primarily by growth in net price per case. The 3% increase in net price per case in the U.S. for the quarter and on a year-to-date basis was due to a combination of rate increases and mix benefits. Rate increases drove 75% of this growth.

     Net revenues outside the U.S. grew approximately 13% in the second quarter and 10% for the first twenty-four weeks of 2005. The increases in net revenues outside the U.S. for the quarter and on a year-to-date basis were driven primarily by volume growth and the favorable impact of foreign currency translation. In Mexico, net price per case decreased for both the quarter and on a year-to-date basis, when compared to similar periods in 2004. These declines were driven primarily by a volume mix shift into bottled water and jugs, which carries a lower net price per case.

     In the second quarter, approximately 70% of our net revenues was generated in the U.S., 10% of our net revenues was generated in Mexico and the remaining 20% was generated outside the U.S. and Mexico. On a year-to-date basis, approximately 74% of our net revenues was generated in the U.S., 9% of our net revenues was generated in Mexico and the remaining 17% was generated outside the U.S. and Mexico.

Cost of Sales

	12 Weeks Ended			24 Weeks Ended
	June 11, 2005 vs.			June 11, 2005 vs.
	June 12, 2004			June 12, 2004
	World-		Outside	World-		Outside
	wide	U.S.	the U.S.	wide	U.S.	the U.S.

Volume impact	3%	1%	7%	2%	0%	4%

Costs per case impact	3%	4%	3%	4%	5%	3%

Currency translation	1%	0%	5%	1%	0%	4%

Acquisitions	1%	1%	0%	0%	1%	1%

Total Cost of Sales change	8%	6%	15%	7%	6%	12%

     Worldwide cost of sales were $1.5 billion in the second quarter and $2.6 billion for the first twenty-four weeks of 2005, increasing 8% and 7% respectively, over similar periods in 2004. The growth in cost of sales on a quarter and year-to-date basis was driven primarily by volume and costs per case increases, coupled with the negative impact of foreign currency translation in Canada and Europe.

     In the U.S., cost of sales grew 6% in both the second quarter and on a year-to-date basis, mostly due to increases in costs per case. As we expected, we continued to face pricing pressure from raw material costs, primarily driven by higher packaging costs.

     Cost of sales outside the U.S. grew approximately 15% in the second quarter and 12% for the first twenty-four weeks of 2005, reflecting strong volume growth, the negative impact of foreign currency translation and cost per case increases. Costs per case increases outside the U.S. were driven primarily by growth in packaging and sweetener costs in Europe.

Selling, Delivery and Administrative Expenses

	12 Weeks Ended			24 Weeks Ended
	June 11, 2005 vs.			June 11, 2005 vs.
	June 12, 2004			June 12, 2004
	World-		Outside	World-		Outside
	wide	U.S.	the U.S.	wide	U.S.	the U.S.

Cost impact	3%	2%	4%	3%	2%	4%

Currency translation	1%	0%	5%	1%	0%	4%

Acquisitions	1%	1%	0%	1%	1%	1%

Total SD&A change	5%	3%	9%	5%	3%	9%

     Selling, delivery and administrative expenses were $1.1 billion in the second quarter and $2.0 billion for the first twenty-four weeks of 2005, a 5% increase over similar periods in 2004. In the U.S., the increase in selling, delivery and administrative expenses for the quarter and on a year-to-date basis resulted from increased depreciation expenses and higher benefit and fuel costs, partially offset by productivity initiatives. The increases in selling, delivery and administrative expenses outside the U.S. for the quarter and on a year-to-date basis were due primarily to the negative impact of foreign currency translation and higher volume in Europe. These increases were partially offset by the results of productivity initiatives put in place in Mexico.

Operating Income

     Operating income was $303 million in the second quarter, a 6% increase over the similar period in 2004. Growth in operating income for the quarter was driven primarily by Mexico nearly doubling their profit over the prior year and a solid increase in the United States. In the U.S., growth in operating income was driven by strong revenue growth, partially offset by higher raw material costs. Growth in operating income in Mexico was due to growth in volume and cost savings driven by productivity initiatives.

     On a year-to-date basis operating income was flat due primarily to volume softness in the first quarter and higher raw material costs versus the prior year. In the U.S., operating income increased primarily due to revenue growth, partially offset by higher raw material costs. Outside the U.S., operating income declined on a year-to-date basis, due primarily to higher raw material and operating costs in Europe.

Interest Expense, net

     Interest expense, net increased by $5 million both in the second quarter and for the first twenty-four weeks of 2005, when compared with similar periods of 2004, largely due to higher effective interest rates on our long-term debt.

Income Tax Expense

     Our effective tax rate for the twenty-four weeks ended 2005 and 2004 was 34.6% and 34.3%, respectively. The increase in the effective tax rate is primarily due to a mix shift in pre-tax income in jurisdictions with higher effective tax rates.

Liquidity and Financial Condition

Cash Flows

     Net cash from operations decreased by $127 million to $186 million in the first half of 2005. Decreases in net cash provided by operations were driven by a decrease in working capital due to the timing of certain disbursements, higher incentive compensation payouts and the expiration of certain tax incentives.

     Net cash used for investments decreased by $18 million to $254 million in the first half of 2005, due to higher proceeds from the sale of property, plant and equipment, coupled with the sale of an investment in a non-controlled entity.

     Net cash used for financing decreased by $999 million to $30 million in the first half of 2005 driven primarily by the repayment of our $1.0 billion note in February 2004 and lower purchases of treasury stock, partially offset by higher dividends and lower proceeds from the exercise of stock options.

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

     We have a $500 million commercial paper program in the U.S. that is supported by a credit facility, which is guaranteed by Bottling LLC and expires in April 2009. We had $180 million and $115 million outstanding in commercial paper at June 11, 2005 and June 12, 2004, respectively. At December 25, 2004 we had $78 million in outstanding commercial paper.

     Due to the nature of our business, we require insurance coverage for certain casualty risks. Given the rapidly increasing costs associated with obtaining third-party insurance coverage for our casualty risks in the U.S., we moved to a self-insurance program in 2002. In 2005, we are self-insured for workers’ compensation and automobile risks for occurrences up to $10 million, and product and general liability risks for occurrences up to $5 million. For losses exceeding these self-insurance thresholds, we purchase casualty insurance from a third-party provider.

Contractual Obligations

     As of June 11, 2005, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2004, under the caption “Contractual Obligations.”

Cautionary Statements

     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:

•	changes in our relationship with PepsiCo that could have a material adverse effect on our long-term and short-term business and financial results;

•	restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;

•	material changes from expectations in the cost of raw materials and ingredients;

•	decreased demand for our product resulting from changes in consumers’ preferences;

•	an inability to achieve volume growth through product and packaging initiatives;

•	impact of competitive activities on our business;

•	impact of customer consolidations on our business;

•	an inability to achieve cost savings;

•	material changes in capital investment for infrastructure and an inability to achieve the expected timing for returns on cold-drink equipment and related infrastructure expenditures;

•	material changes in expected levels of bottler incentive payments from PepsiCo;

•	changes in product category consumption;

•	unfavorable weather conditions in our markets;

•	unforeseen economic and political changes;

•	possible recalls of our products;

•	an inability to meet projections for performance in newly acquired territories;

•	failure or inability to comply with laws and regulations;

•	changes in laws and regulations governing the manufacture and sale of food and beverages, including restrictions on the sale of carbonated soft drinks in schools;

•	changes in laws and regulations governing the environment, transportation, employee safety, labor and government contracts;

•	changes in accounting standards and taxation requirements (including unfavorable outcomes from audits performed by various tax authorities);

•	changes in our debt ratings;

•	material changes in expected interest and currency exchange rates and unfavorable market performance of our pension plan assets;

•	interruptions of operations due to labor disagreements;

•	loss of business from a significant customer; and

•	limitations on the availability of water or obtaining water rights.

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

Item 4.
Controls and Procedures

     PBG’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, in timely alerting them to material information relating to PBG and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC.

     In addition, PBG’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in PBG’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings

     At the end of the fourth quarter of 2004 and during the first half of 2005, we received Notices of Violation (“NOVs”) and Orders For Compliance from the Environmental Protection Agency, Region 9, relating to operations at four bottling plants in California and one in Hawaii. The NOVs allege that we violated our permits and the Clean Water Act as a result of certain events relating to waste water discharge and storm water run-off. We believe monetary sanctions may be sought in connection with one or more of these NOVs. We further believe that neither the sanctions nor the remediation costs associated with these NOVs will be material to the Company’s business or financial condition.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

PBG Purchases of Equity Securities

     In the second quarter of 2005, we repurchased approximately 4 million shares of PBG common stock. Since the inception of our share repurchase program in October 1999, we have repurchased 92 million shares of PBG common stock. Our share repurchases for the second quarter of 2005, are as follows:

			Total Number of Shares	Maximum Number of Shares
	Total Number		Purchased as Part of	that May Yet Be Purchased
	of Shares	Average Price	Publicly Announced Plans	Under the Plans
Period	Purchased[1]	Paid per Share[2]	or Programs[3]	or Programs[3]
Period 4 03/20/05-04/16/05	1,173,800	$27.65	1,173,800	35,935,700
Period 5 4/17/05-05/14/05	1,019,800	$28.47	1,019,800	34,915,900
Period 6 05/15/05-06/11/05	2,273,600	$28.57	2,273,600	32,642,300
Total	4,467,200	$28.31	4,467,200

1 Shares have only been repurchased through publicly announced programs.

2 Average share price excludes brokerage fees.

3 The PBG Board has authorized the repurchase of shares of common stock on the open market and through negotiated transactions as follows:

Number of Shares
Authorized to be
Date Share Repurchase Program was Publicly Announced	Repurchased
October 14, 1999	20,000,000
July 13, 2000	10,000,000
July 11, 2001	20,000,000
May 28, 2003	25,000,000
March 25, 2004	25,000,000
March 24, 2005	25,000,000

Total shares authorized to be repurchased as of June 11, 2005	125,000,000

Unless terminated by resolution of the PBG Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

Item 4.

Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of PBG was held on May 25, 2005.

(b)	The names of all directors are set forth below. The proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the nominees as listed in the proxy and all such nominees were elected.

(c)	A brief description of each matter voted on and the approximate number of votes cast are as follows:

		Number of Votes (millions)
				Withheld/	Broker
Description of Proposals		For	Against	Abstain	Non-Votes
1)	Election of Directors:
	Linda G. Alvarado	232	N/A	16	N/A
	Barry H. Beracha	232	N/A	16	N/A
	John T. Cahill	242	N/A	6	N/A
	Ira D. Hall	234	N/A	14	N/A
	Thomas H. Kean	236	N/A	12	N/A
	Susan D. Kronick	234	N/A	14	N/A
	Blythe J. McGarvie	233	N/A	15	N/A
	Margaret D. Moore	242	N/A	6	N/A
	John A. Quelch	239	N/A	9	N/A
	Rogelio Rebolledo	240	N/A	8	N/A
	Clay G. Small	242	N/A	6	N/A

2)	Approval of the PBG 2005
	Executive Incentive
	Compensation Plan:	240	7	1	N/A

3)	An Amendment to the PBG
	2004 Long-Term Incentive
	Plan:	155	83	1	9

Item 6.

Exhibits

Exhibit No.
10.1	Form of Director Indemnification Agreement

10.2	PBG 2005 Executive Incentive Compensation Plan which is incorporated herein by reference to Exhibit A to PBG’s Proxy Statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”)

10.3	PBG 2004 Long-Term Incentive Plan as amended and restated, effective May 25, 2005, which is incorporated herein by reference to Exhibit B to the Proxy Statement

10.4	Settlement Agreement between Bottling Group, LLC and PepsiCo, Inc., dated June 28, 2005

11.1	Computation of Basic and Diluted Earnings Per Share

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes –Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes –Oxley Act of 2002

99.1
Financial statements of Bottling LLC, which are incorporated herein by reference to Bottling LLC’s Quarterly Report on Form 10-Q for the quarter ended June 11, 2005, as required by the SEC as a result of Bottling LLC’s guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEPSI BOTTLING GROUP, INC. (Registrant)
Date: July 19, 2005	/s/ Andrea L. Forster
Andrea L. Forster
Vice President and Controller

Date: July 19, 2005	/s/ Alfred H. Drewes
Alfred H. Drewes
Senior Vice President and Chief Financial Officer