Form 10-K
period 2005-12-31
PEPSI BOTTLING GROUP INC
filed 2006-02-24
CIK 1076405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from _________to _________
Commission file number 1-14893
The Pepsi Bottling Group, Inc.
(Exact name of Registrant as Specified in its Charter)

Incorporated in Delaware	13-4038356
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

One Pepsi Way
Somers, New York	10589
(Address of Principal Executive Offices)	(Zip code)
Registrant’s telephone number, including area code: (914) 767-6000

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Capital Stock of The Pepsi Bottling Group, Inc. outstanding as of February 15, 2006 was 237,237,138. The aggregate market value of The Pepsi Bottling Group, Inc. Capital Stock held by non-affiliates of The Pepsi Bottling Group, Inc. as of June 11, 2005 was $4,053,664,844.

Documents of Which Portions	Parts of Form 10-K into Which Portion of Documents
Are Incorporated by Reference	Are Incorporated
Proxy Statement for The Pepsi Bottling Group, Inc. May 24, 2006 Annual Meeting of Shareholders	III

PART I
Item 1. Business
Introduction
          The Pepsi Bottling Group, Inc. (“PBG”) was incorporated in Delaware in January, 1999, as a wholly owned subsidiary of PepsiCo, Inc. (“PepsiCo”) to effect the separation of most of PepsiCo’s company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of January 27, 2006 PepsiCo’s ownership represented 41.3% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 46.9% of the voting power of all classes of PBG’s voting stock. PepsiCo also owned approximately 6.7% of the equity interest of Bottling Group, LLC, PBG’s principal operating subsidiary, as of January 27, 2006. We refer to our publicly traded common stock as “Common Stock” and, together with our Class B common stock, as our “Capital Stock.” When used in this Report, “PBG,” “we,” “us” and “our” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC, which we also refer to as “Bottling LLC.”
          We maintain a website at http://www.pbg.com. We make available, free of charge, through the Investor Relations — Financial Information — SEC filings section of our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Additionally, we have made available, free of charge, the following governance materials on our website at http://www.pbg.com under Investor Relations — Company Information — Corporate Governance: Certificate of Incorporation, Bylaws, Corporate Governance Principles and Practices, Worldwide Code of Conduct (including any amendment thereto), Director Independence Policy, the Audit and Affiliated Transactions Committee Charter, the Compensation and Management Development Committee Charter, the Nominating and Corporate Governance Committee Charter and the Disclosure Committee Charter. These governance materials are available in print, free of charge, to any PBG shareholder upon request.
Principal Products
          PBG is the world’s largest manufacturer, seller and distributor of Pepsi-Cola beverages. The beverages sold by us include Pepsi-Cola, Diet Pepsi, Mountain Dew, Aquafina, Lipton Brisk, Sierra Mist, Diet Mountain Dew, Tropicana Juice Drinks, SoBe, and Starbucks Frappuccino. In addition to the foregoing, the beverages we sell outside the U.S. include 7 up, Kas, Aqua Minerale, Mirinda and Manzanita sol. In some of our territories, we have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, including Dr pepper and Squirt. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including Electropura, Epura and Garci Crespo.
          We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states and the District of Columbia in the U.S., nine Canadian provinces, Spain, Greece, Russia, Turkey and all or a portion of 23 states in Mexico. In 2005, approximately 71% of our net revenues were generated in the United States, 10% of our net revenues were generated in Mexico and the remaining 19% of our net revenues were generated in Canada, Spain, Greece, Russia and Turkey. In 2005, worldwide sales of our products to two of our customers accounted for approximately 10% of our net revenues. We have an extensive direct store distribution system in the United States, Mexico and Canada. In Russia, Spain, Greece and Turkey, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.

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
Patents, Trademarks and Licenses
          Our portfolio of beverage products includes some of the best recognized trademarks in the world and includes Pepsi-Cola, Diet Pepsi, Mountain Dew, Aquafina, Lipton Brisk, Sierra Mist, Diet Mountain Dew, Tropicana Juice Drinks, SoBe, and Starbucks Frappuccino. In addition to the foregoing, the beverages we sell outside the U.S. include 7 up, Kas, Aqua Minerale, Mirinda and Manzanita Sol. In some of our territories, we have the right to manufacture, sell and distribute beverage products of companies other than PepsiCo, including Dr Pepper and Squirt. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including Electropura, Epura and Garci Crespo. The majority of our volume is derived from brands licensed from PepsiCo or PepsiCo joint ventures.
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
        Under the Master Bottling Agreement we are obligated to:
(1)	maintain such plant and equipment, staff, and distribution facilities and vending equipment that are capable of manufacturing, packaging and distributing the cola beverages in sufficient quantities to fully meet the demand for these beverages in our territories;

(2)	undertake adequate quality control measures prescribed by PepsiCo;

(3)	push vigorously the sale of the cola beverages in our territories;

(4)	increase and fully meet the demand for the cola beverages in our territories;

(5)	use all approved means and spend such funds on advertising and other forms of marketing beverages as may be reasonably required to push vigorously the sale of cola beverages in our territories; and

(6)	maintain such financial capacity as may be reasonably necessary to assure performance under the Master Bottling Agreement by us.
     The Master Bottling Agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the Master Bottling Agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2005, PepsiCo approved our plans.
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
          The Master Bottling Agreement provides that PepsiCo may in its sole discretion reformulate any of the cola beverages or discontinue them, with some limitations, so long as all cola beverages are not discontinued. PepsiCo may also introduce new beverages under the Pepsi-Cola trademarks or any modification thereof. When that occurs, we are obligated to manufacture, package, distribute and sell such new beverages with the same obligations as then exist with respect to other cola beverages. We are prohibited from producing or handling cola products, other than those of PepsiCo, or products or packages that imitate, infringe or cause confusion with the products, containers or trademarks of PepsiCo. The Master Bottling Agreement also imposes requirements with respect to the use of PepsiCo’s trademarks, authorized containers, packaging and labeling.
          If we acquire control, directly or indirectly, of any bottler of cola beverages, we must cause the acquired bottler to amend its bottling appointments for the cola beverages to conform to the terms of the Master Bottling Agreement.
          Under the Master Bottling Agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell Pepsi trademarked cola beverages within a specific area — currently representing approximately 11.3% of PepsiCo’s U.S. bottling system in terms of volume — if we have successfully negotiated the acquisition and, in PepsiCo’s reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell Pepsi trademarked cola beverages outside of that specific area without PepsiCo’s prior written approval.
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
          An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of our voting securities without the consent of PepsiCo. As of February 15, 2006, to our knowledge, no shareholder of PBG, other than PepsiCo, held more than 10.2% of our Common Stock.
          We are prohibited from assigning, transferring or pledging the Master Bottling Agreement, or any interest therein, whether voluntarily, or by operation of law, including by merger or liquidation, without the prior consent of PepsiCo.
          The Master Bottling Agreement was entered into by us in the context of our separation from PepsiCo and, therefore, its provisions were not the result of arm’s-length negotiations. Consequently, the agreement contains provisions that are less favorable to us than the exclusive bottling appointments for cola beverages currently in effect for independent bottlers in the United States.
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
          Terms of Certain Distribution Agreements. We also have agreements with PepsiCo granting us exclusive rights to distribute Amp and Dole in all of our territories and SoBe in certain specified territories. The distribution agreements contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels and causes for termination. We also have the right to sell and distribute Gatorade in Spain, Greece and Russia and in certain limited channels of distribution in the U.S. and Canada. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products. We are also currently distributing Tropicana Juice Drinks in the United States and Canada and Tropicana Juices in Russia and Spain.
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
          Our Master Syrup Agreement will terminate if PepsiCo terminates our Master Bottling Agreement.
          Terms of Other U.S. Bottling Agreements. The bottling agreements between us and other licensors of beverage products, including Cadbury Schweppes plc for Dr Pepper, Schweppes, Canada Dry, Hawaiian Punch and Squirt, the Pepsi/Lipton Tea Partnership for Lipton Brisk and Lipton’s Iced Tea, and the North American Coffee Partnership for Starbucks Frappuccino, contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.
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
Seasonality
          Our peak season is the warm summer months beginning in May and ending in September. More than 65% of our operating income is typically earned during the second and third quarters. More than 80% of cash flow from operations is typically generated in the third and fourth quarters.
Competition
          The carbonated soft drink market and the non-carbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label soft drinks sold in chain stores. Among our major competitors are bottlers that distribute products from The Coca-Cola Company including Coca-Cola Enterprises Inc., Coca-Cola Hellenic Bottling Company S.A., Coca-Cola FEMSA S.A. de C.V. and Coca-Cola Bottling Co. Consolidated. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo in our U.S. territories ranges from approximately 21% to approximately 37%. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo for each country, outside the U.S., in which we do business is as follows: Canada 38%; Russia 25%; Turkey 19%; Spain 12% and Greece 9% (including market share for our ivi brand). In addition, market share for our territories and the territories of other Pepsi bottlers in Mexico is 13% for carbonated soft drinks sold under trademarks owned by PepsiCo. All market share figures are based on generally available data published by third-parties. Actions by our major competitors and others in the beverage industry, as well as the general economic environment, could have an impact on our future market share.
          We compete primarily on the basis of advertising and marketing programs to create brand awareness, price and promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. We believe that brand recognition, market place pricing, consumer value, customer service, availability and consumer and customer goodwill are primary factors affecting our competitive position.
Governmental Regulation Applicable to PBG
          Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies in the United States as well as foreign governmental entities and agencies in Canada, Spain, Greece, Russia, Turkey and Mexico. As a producer of food products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations, including, in the United States, those of the Federal Food, Drug and Cosmetic Act and the Public Health Security and Bioterrorism Preparedness and Response Act. The operations of our production and distribution facilities are subject to laws and regulations relating to the protection of our employees’ health and safety and the environment in the countries in which we do business. In the United States, we are subject to the laws and regulations of various governmental entities, including the Department of Labor, the Environmental Protection Agency and the Department of Transportation, and various federal, state and local occupational, labor and employment and environmental laws. These laws and regulations include the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendments and Reauthorization Act, the Federal Motor Carrier Safety Act and the Fair Labor Standards Act.
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
          Bottle and Can Legislation
          Legislation has been enacted in certain states and Canadian provinces where we operate that generally prohibits the sale of certain beverages in non-refillable containers unless a deposit or levy is charged for the container. These include California, Connecticut, Delaware, Hawaii, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, West Virginia, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia, Ontario, Prince Edward Island and Quebec.
          Massachusetts and Michigan have statutes that require us to pay all or a portion of unclaimed container deposits to the state and Hawaii and California impose a levy on beverage containers to fund a waste recovery system.
          In addition to the Canadian deposit legislation described above, Ontario, Canada currently has a regulation requiring that at least 30% of all soft drinks sold in Ontario be bottled in refillable containers.
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
          Soft Drink Excise Tax Legislation
          Specific soft drink excise taxes have been in place in certain states for several years. The states in which we operate that currently impose such a tax are West Virginia and Arkansas and, with respect to fountain syrup only, Washington. In Mexico, there are excise taxes on any sweetened beverage products produced without sugar, including our diet soft drinks and imported beverages that are not sweetened with sugar.
          Value-added taxes on soft drinks vary in our territories located in Canada, Spain, Greece, Russia, Turkey and Mexico, but are consistent with the value-added tax rate for other consumer products. In addition, there is a special consumption tax applicable to cola products in Turkey. In Mexico, bottled water in containers over 10.1 liters are exempt from value-added tax, and PBG obtained a tax exemption for containers holding less than 10.1 liters of water.
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
          School Sales Legislation; Industry Guidelines
          In 2004, Congress passed the Child Nutrition Act which requires school districts to implement a school wellness policy by July 2006. As of December 2005, several school districts in PBG’s bottling territories have imposed restrictions on soft drink sales in schools. Additionally, several states have enacted restrictions on soft drink sales in schools. Members of the American Beverage Association have endorsed a school vending policy (the “ABA Policy”) that limits the types of beverages sold in elementary, middle and high schools. Also, the beverage association in the European Union and various provinces in Canada have recently issued guidelines relating to the sale of beverages in schools. PBG intends to fully comply with the ABA Policy and these guidelines.
          California Carcinogen and Reproductive Toxin Legislation
          A California law requires that any person who exposes another to a carcinogen or a reproductive toxin must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all manufacturers of food products are confronted with the possibility of having to provide warnings due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. We have assessed the impact of the law and its implementing regulations on our beverage products and have concluded that none of our products currently require a warning under the law. We cannot predict whether or to what extent food industry efforts to minimize the law’s impact on food products will succeed. We also cannot predict what impact, either in terms of direct costs or diminished sales, imposition of the law may have.
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
Employees
          As of December 31, 2005, we employed approximately 66,900 workers, of whom approximately 33,000 were employed in the United States. Approximately 8,900 of our workers in the United States are union members and approximately 17,300 of our workers outside the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.
Financial Information on Industry Segments and Geographic Areas
          See Note 15 to PBG’s Consolidated Financial Statements included in Item 7 below.

Item 1A. Risk Factors
Our Business and operations entail a variety of risks and uncertainties, including those described below.
We may not be able to respond successfully to consumer trends related to carbonated and non-carbonated beverages.
          Consumers are seeking increased variety in their beverages, and there is a growing interest among the public regarding health and wellness issues. This interest has resulted in a decline in consumer demand for full calorie carbonated soft drinks and an increase in consumer demand for products associated with health and wellness, such as water, reduced calorie carbonated soft drinks and certain non-carbonated beverages. Because we rely mainly on PepsiCo to provide us with the products that we sell, if PepsiCo fails to develop innovative products that respond to these and other consumer trends this could put us at a competitive disadvantage in the marketplace and adversely affect our business and financial results.
We may not be able to respond successfully to the demands of our largest customers.
          Our retail customers are consolidating, leaving fewer customers with greater overall purchasing power. In addition, two of our customers together comprise approximately 10% of our annual worldwide sales. Because we do not operate in all markets in which these customers operate, we must rely on PepsiCo and other PepsiCo bottlers to service such customers outside of our markets. Our inability, or the inability of PepsiCo and PepsiCo bottlers as a whole, to meet the product, packaging and service demands of our largest customers could lead to a loss or decrease in business from such customers and have a material adverse effect on our business and financial results.
We may not be able to compete successfully within the highly competitive carbonated and non-carbonated beverage markets.
          The carbonated and non-carbonated beverage markets are both highly competitive. Competitive pressures in our markets could cause us to reduce prices or forego price increases required to off-set increased costs of raw materials and fuel, increase capital and other expenditures, or lose market share, any of which could have a material adverse effect on our business and financial results.
Because we depend upon PepsiCo to provide us with concentrate, certain funding and various services, changes in our relationship with PepsiCo could adversely affect our business and financial results.
          We conduct our business primarily under beverage agreements with PepsiCo. If our beverage agreements with PepsiCo are terminated for any reason, it would have a material adverse effect on our business and financial results. These agreements provide that we must purchase all of the concentrate for such beverages at prices and on other terms which are set by PepsiCo in its sole discretion. Any significant concentrate price increases could materially affect our business and financial results.
          PepsiCo has also traditionally provided bottler incentives and funding to its bottling operations. PepsiCo does not have to maintain or continue these incentives or funding. Termination or decreases in bottler incentives or funding levels could materially affect our business and financial results.
          Under our shared services agreement, we obtain various services from PepsiCo, including procurement of raw materials and certain administrative services. If any of the services under the shared services agreement was terminated, we would have to obtain such services on our own. This could result in a disruption of such services, and we might not be able to obtain these services on terms, including cost, that are as favorable as those we receive through PepsiCo.
Our business requires a significant supply of raw materials, the limited availability or increased costs of which could adversely affect our business and financial results.
          The production of our beverage products is highly dependent on certain raw materials. In particular, we require significant amounts of aluminum and plastic bottle components, such as resin. We also require access to significant amounts of water. Any sustained interruption in the supply of raw materials or any significant increase in their prices could have a material adverse effect on our business and financial results.
PepsiCo’s equity ownership of PBG could affect matters concerning us.
          As of January 27, 2006, PepsiCo owned approximately 46.9% of the combined voting power of our voting stock (with the balance owned by the public). PepsiCo will be able to significantly affect the outcome of PBG’s stockholder votes, thereby affecting matters concerning us.
We may have potential conflicts of interest with PepsiCo, which could result in PepsiCo’s objectives being favored over our objectives.
          Our past and ongoing relationship with PepsiCo could give rise to conflicts of interests. In addition, two members of our Board of Directors and one of the three Managing Members of Bottling Group LLC, our primary operating subsidiary, are Senior Vice Presidents of PepsiCo, a situation which may create conflicts of interest.
          These potential conflicts include balancing the objectives of increasing sales volume of PepsiCo beverages and maintaining or increasing our profitability. Other possible conflicts could relate to the nature, quality and pricing of services or products provided to us by PepsiCo or by us to PepsiCo.
          Conflicts could also arise in the context of our potential acquisition of bottling territories and/or assets from PepsiCo or other independent PepsiCo bottlers. Under our Master Bottling Agreement, we must obtain PepsiCo’s approval to acquire any independent PepsiCo bottler. PepsiCo has agreed not to withhold approval for any acquisition within agreed upon U.S. territories if we have successfully negotiated the acquisition and, in PepsiCo’s reasonable judgment, satisfactorily performed our obligations under the master bottling agreement. We have agreed not to attempt to acquire any independent PepsiCo bottler outside of those agreed-upon territories without PepsiCo’s prior written approval.
Our acquisition strategy may be limited by our ability to successfully integrate acquired businesses into ours or our failure to realize our expected return on acquired businesses.
          We intend to continue to pursue acquisitions of bottling assets and territories from PepsiCo’s independent bottlers. The success of our acquisition strategy may be limited because of unforeseen costs and complexities. We may not be able to acquire, integrate successfully or manage profitably additional businesses without substantial costs, delays or other difficulties. Unforeseen costs and complexities may also prevent us from realizing our expected rate of return on an acquired business. Any of the foregoing could have a material adverse effect on our business and financial results.
Our success depends on key members of our management, the loss of whom could disrupt our business operations.
          Our success depends largely on the efforts and abilities of key management employees. Key management employees are not parties to employment agreements with us. The loss of the services of key personnel could have a material adverse effect on our business and financial results.
If we are unable to fund our substantial capital requirements, it could cause us to reduce our planned capital expenditures and could result in a material adverse effect on our business and financial results.
          We require substantial capital expenditures to implement our business plans. If we do not have sufficient funds or if we are unable to obtain financing in the amounts desired or on acceptable terms, we may have to reduce our planned capital expenditures, which could have a material adverse effect on our business and financial results.

Our substantial indebtedness could adversely affect our financial health.
          We have a substantial amount of indebtedness, which requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt. This could limit our flexibility in planning for, or reacting to, changes in our business and place us at a competitive disadvantage compared to competitors that have less debt. Our indebtedness also exposes us to interest rate fluctuations, because the interest on some of our indebtedness is at variable rates, and makes us vulnerable to general adverse economic and industry conditions. All of the above could make it more difficult for us, or make us unable, to satisfy our obligations with respect to all or a portion of such indebtedness and could limit our ability to obtain additional financing for future working capital expenditures, strategic acquisitions and other general corporate requirements.
Our foreign operations are subject to social, political and economic risks and may be adversely affected by foreign currency fluctuations.
          In the fiscal year ended December 31, 2005, approximately 29% of our net revenues were generated in territories outside the United States. Social, economic and political conditions in our international markets may adversely affect our business and financial results. The overall risks to our international businesses include changes in foreign governmental policies and other political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations which may adversely impact our business and financial results. In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.
We may incur material losses and costs as a result of product liability claims that may be brought against us or any product recalls we have to make.
          We may be liable if the consumption of any of our products causes injury or illness. We also may be required to recall products if they become contaminated or are damaged or mislabeled. A significant product liability or other product related legal judgment against us or a widespread recall of our products could have a material adverse effect on our business and financial results.
Newly adopted governmental regulations could increase our costs or liabilities or impact the sale of our products.
          Our operations and properties are subject to regulation by various federal, state and local government entities and agencies as well as foreign governmental entities. Such regulations relate to, among other things, food and drug laws, environmental laws, competition laws, taxes, and accounting standards. We cannot assure you that we have been or will at all times be in compliance with all regulatory requirements or that we will not incur material costs or liabilities in connection with existing or new regulatory requirements.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
          As of December 31, 2005, we operated 95 soft drink production facilities worldwide, of which 86 were owned and 7 were leased. In addition, one facility used for the manufacture of soft drink packaging materials was operated by a PBG joint venture in Turkey and one facility used for can manufacturing was operated by a PBG joint venture in Ayer, Massachusetts. Of our 546 distribution facilities, 335 are owned and 211 are leased. We believe that our bottling, canning and syrup filling lines and our distribution facilities are sufficient to meet present needs. We also lease headquarters office space in Somers, New York.
          We also own or lease and operate approximately 41,000 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our soft drink products. We also own more than 2 million coolers, soft drink dispensing fountains and vending machines.
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
Item 3. Legal Proceedings
          From time to time we are a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations, including the following proceeding:
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
          We have been cooperating with the authorities in their investigation of these matters, including responding to various document requests pertaining to our plants in California and each of our plants in Arizona and Hawaii. In August 2005, we met with representatives of the EPA to discuss the circumstances giving rise to the NOVs and our responses. We believe monetary sanctions may be sought in connection with one or more of the NOVs. We further believe that neither the sanctions nor the remediation costs associated with these NOVs will be material to the Company’s results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Shareholders
          None.
Executive Officers of the Registrant
          Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have been qualified. There are no family relationships among our executive officers.
          Set forth below is information pertaining to our executive officers who held office as of February 15, 2006:
John T. Cahill, 48, is our Chairman of the Board and Chief Executive Officer. He has been our Chairman of the Board since January 2003 and Chief Executive Officer since September 2001. Previously, Mr. Cahill served as our President and Chief Operating Officer from August 2000 to September 2001. Mr. Cahill has been a member of our Board of Directors since January 1999 and served as our Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996. Mr. Cahill is also a director of the Colgate-Palmolive Company.
Alfred H. Drewes, 50, is our Senior Vice President and Chief Financial Officer. Appointed to this position in June 2001, Mr. Drewes previously served as Senior Vice President and Chief Financial Officer of Pepsi-Cola International (“PCI”). Mr. Drewes joined PepsiCo in 1982 as a financial analyst in New

Jersey. During the next nine years, he rose through increasingly responsible finance positions within Pepsi-Cola North America in field operations and headquarters. In 1991, Mr. Drewes joined PCI as Vice President of Manufacturing Operations, with responsibility for the global concentrate supply organization. In 1994, he was appointed Vice President of Business Planning and New Business Development and, in 1996, relocated to London as the Vice President and Chief Financial Officer of the Europe and Sub-Saharan Africa Business Unit of PCI.
Eric J. Foss, 47, is our Chief Operating Officer. Previously, Mr. Foss was President of PBG North America from September 2001 to September 2005. Prior to that, Mr. Foss was the Executive Vice President and General Manager of PBG North America from August 2000 to September 2001. From October 1999 until August 2000, he served as our Senior Vice President, U.S. Sales and Field Operations, and prior to that, he was our Senior Vice President, Sales and Field Marketing, since March 1999. Mr. Foss joined Pepsi-Cola Company in 1982 and has held a variety of other field and headquarters-based sales, marketing and general management positions. From 1994 to 1996, Mr. Foss was General Manager of Pepsi-Cola North America’s Great West Business Unit. In 1996, Mr. Foss was named General Manager for the Central Europe Region for Pepsi-Cola International, a position he held until joining PBG in March 1999. Mr. Foss is also a director of United Dominion Realty Trust, Inc.
Yiannis Petrides, 47, is the President of PBG Europe. He was appointed to this position in June 2000, with responsibilities for our operations in Spain, Greece, Turkey and Russia. Prior to that, Mr. Petrides served as Business Unit General Manager for PBG in Spain and Greece. Mr. Petrides joined PepsiCo in 1987 in the international beverage division. In 1993, he was named General Manager of Frito Lay’s Greek operation with additional responsibility for the Balkan countries. In 1995, Mr. Petrides was appointed Business Unit General Manager for Pepsi Beverages International’s bottling operation in Spain.
Steven M. Rapp, 52, is our Senior Vice President, General Counsel and Secretary. Appointed to this position in January 2005, Mr. Rapp previously served as Vice President, Deputy General Counsel and Assistant Secretary from 1999 through 2004. Mr. Rapp joined PepsiCo as a corporate attorney in 1986 and was appointed Division Counsel of Pepsi-Cola Company in 1994.
Rogelio Rebolledo, 61, was appointed President and Chief Executive Officer of PBG Mexico in January 2004 and elected to PBG’s Board in May 2004. From 2000 to 2003, Mr. Rebolledo was President and Chief Executive Officer of Frito-Lay International (“FLI”), a subsidiary of PepsiCo, Inc., operating in Latin America, Asia Pacific, Australia, Europe, Middle East and Africa. From 1997 to 2000, Mr. Rebolledo was the President of the Latin America/Asia Pacific region for FLI. Mr. Rebolledo joined PepsiCo, Inc. in 1976 and held several senior positions including serving as President and Chief Executive Officer of the Latin America Region of PepsiCo Foods International (“PFI”) and President of the Sabritas, Gamesa, Brazil and Spain PFI operations. Mr. Rebolledo was elected to serve as a director of Appleby’s International, Inc. beginning in May 2006.
Gary K. Wandschneider, 53, was appointed Executive Vice President, Worldwide Operations in September 2005. Prior to that, Mr. Wandschneider was our Senior Vice President of Operations, a position he held since 1997. From 1994 to 1997, Mr. Wandschneider served as Vice President of Manufacturing and Logistics. In 1992, he was appointed General Manager for PBG’s Texoma Business Unit. Mr. Wandschneider joined Pepsi-Cola North America in 1982 as a Production Manager. He worked in a variety of manufacturing and operations jobs of increasing responsibility until 1990, when he was named Vice President of Operations for Pepsi-Cola North America.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
          Stock Trading Symbol — PBG.

          Stock Exchange Listings — PBG’s Common Stock is listed on the New York Stock Exchange. Our Class B common stock is not publicly traded.
          Shareholders — As of February 15, 2006, there were approximately 56,925 registered and beneficial shareholders of Common Stock. PepsiCo is the holder of all of the outstanding shares of Class B common stock.
          Stock Prices — The high and low sales prices for a share of PBG Common Stock on the New York Stock Exchange, as reported by Bloomberg Service, for each fiscal quarter of 2005 and 2004 were as follows (in dollars):

2005	High	Low
First Quarter	$29.13	$26.00
Second Quarter	$30.04	$26.95
Third Quarter	$30.20	$27.77
Fourth Quarter	$30.35	$26.66

2004	High	Low
First Quarter	$29.99	$23.75
Second Quarter	$30.69	$27.60
Third Quarter	$31.40	$26.00
Fourth Quarter	$29.46	$25.70
          Dividend Policy — Quarterly cash dividends are usually declared in January, March, July and November and paid at the end of March, June, September and at the beginning of January. The dividend record dates for 2006 are expected to be March 10, June 9, September 8 and December 8.
          Cash Dividends Declared Per Share on Capital Stock:

Quarter	2005	2004
1	$.05	$.01
2	$.08	$.05
3	$.08	$.05
4	$.08	$.05
Total	$.29	$.16

          PBG Purchase of Equity Securities — In the fourth quarter of 2005, we repurchased approximately 5 million shares of PBG Common Stock. Since the inception of our share repurchase program in October 1999, approximately 101 million shares of PBG Common Stock have been repurchased. Our share repurchases for the fourth quarter of 2005 are as follows:

			Total Number of
			Shares (or Units)	Maximum Number (or
	Total Number of		Purchased as Part	Approximate Dollar Value) of
	Shares	Average Price Paid	of Publicly	Shares (or Units) that May
	(or Units)	per Share (or	Announced Plans or	Yet Be Purchased Under the
Period	Purchased[1]	Unit)[2]	Programs[3]	Plans or Programs[3]
Period 10 09/04/05-10/01/05	2,029,100	$27.99	2,029,100	27,332,000
Period 11 10/02/05-10/29/05	2,127,100	$27.88	2,127,100	25,204,900
Period 12 10/30/05-11/26/05	665,000	$28.71	665,000	24,539,900
Period 13 11/27/05-12/31/05	517,300	$29.59	517,300	24,022,600
Total	5,338,500	$28.19	5,338,500

[1]	Shares have only been repurchased through publicly announced programs.

[2]	Average share price excludes brokerage fees.

[3]	The PBG Board has authorized the repurchase of shares of PBG Common Stock on the open market and through negotiated transactions as follows:

Number of Shares
Authorized to be
Date Share Repurchase Programs were Publicly Announced	Repurchased
October 14, 1999	20,000,000
July 13, 2000	10,000,000
July 11, 2001	20,000,000
May 28, 2003	25,000,000
March 25, 2004	25,000,000
March 24, 2005	25,000,000

Total shares authorized to be repurchased as of December 31, 2005	125,000,000

Unless terminated by resolution of the PBG Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

Item 6. Selected Financial Data
     SELECTED FINANCIAL AND OPERATING DATA

in millions, except per share data
Fiscal years ended	2005 (1)	2004	2003	2002	2001
Statement of Operations Data:
Net revenues	$11,885	$10,906	$10,265	$9,216	$8,443
Cost of sales	6,253	5,656	5,215	5,001	4,580

Gross profit	5,632	5,250	5,050	4,215	3,863
Selling, delivery and administrative expenses	4,609	4,274	4,094	3,317	3,187

Operating income	1,023	976	956	898	676
Interest expense, net	250	230	239	191	194
Other non-operating expenses, net	1	1	7	7	—
Minority interest	59	56	50	51	41

Income before income taxes	713	689	660	649	441
Income tax expense (2)(3)(4)	247	232	238	221	136

Income before cumulative effect of change in accounting principle	466	457	422	428	305
Cumulative effect of change in accounting principle, net of tax and minority interest	—	—	6	—	—

Net income	$466	$457	$416	$428	$305

Per Share Data: (5)
Basic earnings per share	$1.91	$1.79	$1.54	$1.52	$1.07
Diluted earnings per share	$1.86	$1.73	$1.50	$1.46	$1.03
Cash dividends declared per share	$0.29	$0.16	$0.04	$0.04	$0.04
Weighted-average basic shares outstanding	243	255	270	282	286
Weighted-average diluted shares outstanding	250	263	277	293	296

Other Financial Data:
Cash provided by operations (6)	$1,219	$1,222	$1,075	$1,009	$874
Capital expenditures	$(715)	$(688)	$(635)	$(618)	$(585)

Balance Sheet Data (at period end):
Total assets (6)	$11,524	$10,937	$11,655	$10,142	$7,942
Long-term debt	$3,939	$4,489	$4,493	$4,539	$3,285
Minority interest	$496	$445	$396	$348	$319
Accumulated other comprehensive loss	$(262)	$(315)	$(380)	$(468)	$(370)
Shareholders’ equity	$2,043	$1,949	$1,881	$1,824	$1,601

(1)	Our fiscal year 2005 results included an extra week of activity. The pre-tax income generated from the extra week was spent back in strategic initiatives within our selling, delivery and administrative expenses. The 53rd week had no impact on our net income or diluted earnings per share.

(2)	Fiscal year 2001 includes Canada tax law change expense of $25 million.

(3)	Fiscal year 2003 includes Canada tax law change expense of $11 million.

(4)	Fiscal year 2004 includes Mexico tax law change benefit of $26 million and international tax restructuring charge of $30 million.

(5)	Reflects the 2001 two-for-one stock split.

(6)	Certain reclassifications were made in our Consolidated Financial Statements to prior year amounts to conform to the 2005 presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S FINANCIAL REVIEW
Tabular dollars in millions, except per share data
OVERVIEW
     The Pepsi Bottling Group, Inc. (“PBG” or the “Company”) is the world’s largest manufacturer, seller and distributor of Pepsi-Cola beverages. When used in these Consolidated Financial Statements, “PBG,” “we,” “our” and “us” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC, our principal operating subsidiary.
     We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the U.S., Mexico, Canada and Europe, which consists of operations in Spain, Greece, Russia and Turkey. As shown in the graph below, the U.S. business is the dominant driver of our results, generating 61% of our volume, 71% of our revenues and 83% of our operating income.
     PBG is the world’s largest manufacturer, seller and distributor of Pepsi-Cola beverages. The beverages sold by us include Pepsi-Cola, Diet Pepsi, Mountain Dew, Aquafina, Lipton Brisk, Sierra Mist, Diet Mountain Dew, Tropicana Juice Drinks, SoBe and Starbucks Frappuccino. In addition to the foregoing, the beverages we sell outside the U.S. include 7 UP, Kas, Aqua Minerale, Mirinda and Manzanita Sol. In some of our territories, we have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, Inc. (“PepsiCo”), including Dr Pepper and Squirt. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including Electropura, EPura and Garci Crespo.
     Our products are sold in either a cold-drink or take-home format. Our cold-drink format consists of cold products sold in the retail and foodservice channels, which carry the highest profit margins on a per-case basis. Our take-home format consists of unchilled products that are sold for at-home future consumption.
     Physical cases represent the number of units that are actually produced, distributed and sold. Each case of product as sold to our customers, regardless of package configuration, represents one physical case. Our net price and gross margin on a per-case basis are impacted by how much we charge for the product, the mix of brands and packages we sell, and the channels in which the product is sold. For example, we realize a higher net revenue and gross margin per case on a 20-ounce chilled bottle sold in a convenience store than on a two-liter unchilled bottle sold in a grocery store.
     Our financial success is dependent on a number of factors, including: our strong partnership with PepsiCo, the customer relationships we cultivate, the pricing we achieve in the marketplace, our market execution, our ability to meet changing consumer preferences and the efficiency we achieve in manufacturing and distributing our products. Key indicators of our financial success are measured by the number of physical cases we sell, the net price and gross margin we achieve on a per-case basis, and our overall cost productivity, reflecting how well we manage our raw material, manufacturing, distribution and other overhead costs.

     The following discussion and analysis covers the key drivers behind our business performance in 2005 and is categorized into the following sections:
•	Items that affect historical or future comparability

•	Financial performance summary

•	Critical accounting policies

•	Related party transactions

•	Results of operations

•	Liquidity and financial condition and

•	Market risks and cautionary statements.
     The discussion and analysis throughout Management’s Financial Review should be read in conjunction with the Consolidated Financial Statements and the related accompanying notes. The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our Consolidated Financial Statements and the related accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We use our best judgment, based on the advice of external experts and our knowledge of existing facts and circumstances and actions that we may undertake in the future, in determining the estimates that affect our Consolidated Financial Statements.

ITEMS THAT AFFECT HISTORICAL OR FUTURE COMPARABILITY
     High Fructose Corn Syrup (“HFCS”) Settlement
          Included in our selling, delivery and administrative expenses for 2005 was a pre-tax gain of $29 million in the U.S. from the settlement of the HFCS class action lawsuit. The lawsuit related to purchases of high fructose corn syrup by several companies, including bottling entities owned and operated by PepsiCo, during the period from July 1, 1991 to June 30, 1995 (the “Claims Period”). Certain of the bottling entities owned by PepsiCo during the Claims Period were transferred to PBG when PepsiCo formed PBG in 1999. With respect to these entities, which we currently operate, we received $23 million in HFCS settlement proceeds. We received an additional $6 million in HFCS settlement proceeds related to bottling operations not previously owned by PepsiCo, such as manufacturing co-operatives of which we are a member.
     53rd Week
     Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years. Fiscal year 2005 consisted of 53 weeks while fiscal years 2004 and 2003 consisted of 52 weeks. Our 2005 results included pre-tax income of approximately $19 million due to the 53rd week.
     Strategic Spending Initiatives
     We reinvested both the pre-tax gain of $29 million from the HFCS settlement and the pre-tax income of $19 million from the 53rd week in long-term strategic spending initiatives in the U.S., Canada and Europe. The strategic spending initiatives included programs designed primarily to enhance our customer service agenda, drive productivity and improve our management information systems. These strategic spending initiatives were recorded in selling, delivery and administrative expenses.
     Non-GAAP Measurements and Adjusted Results
     We prepare our consolidated financial statements in conformity with U.S. GAAP. In an effort to provide investors with additional information regarding the Company’s results we have included in this document certain “non-GAAP” measures as defined by the Securities and Exchange Commission. Specifically, we have presented “non-GAAP” measures to supplement our Financial Performance Summary and our 2006 Outlook. We have excluded the impact of the HFCS Settlement, the 53rd Week and the Strategic Spending Initiatives from our 2005 results and from certain items in our 2006 Outlook as we consider these items as unusual and outside of the ordinary course of our business. Management believes these “non-GAAP” financial measures provide useful information to investors regarding the underlying business performance of the Company’s ongoing results and should be considered in addition to, not in lieu of, U.S. GAAP reported measures. “Non-GAAP” measures used in this document are referred to as “adjusted.”

     The tables below illustrate the approximate dollars and percentage points of operating income growth that these unusual items contributed to our 2005 operating results.

				Spending
(in millions, except per share data)	Reported	HFCS Settlement	53rd Week	Initiatives	Adjusted Results *
Revenue	$11,885	$0	$(139)	$0	$11,746

Cost of sales	6,253	0	(72)	0	6,181

Gross profit	5,632	0	(67)	0	5,565

Selling, delivery and administrative expenses	4,609	29	(43)	(48)	4,547

Operating income/(loss)	1,023	(29)	(24)	48	1,018

Interest expense, net	250	0	(5)	0	245

Other non-operating expense, net	1	0	0	0	1

Minority interest	59	(2)	(1)	3	59

Income before taxes	713	(27)	(18)	45	713

Income taxes	247	(9)	(6)	15	247

Net income	$466	$(18)	$(12)	$30	$466

Diluted EPS	$1.86	$(0.07)	$(0.05)	$0.12	$1.86

Operating Income Growth Rates	FY 2005
Reported Operating Income	5%
HFCS Settlement	(3%)
53rd Week Impact	(2%)
Strategic Spending Initiatives	4%

Adjusted Operating Income *	4%

*	See Non-GAAP Measurements and Adjusted Results for further information.

FINANCIAL PERFORMANCE SUMMARY

(in millions, except per share data)	December	December	Fiscal Year
	31, 2005	25, 2004	% Change
Net revenues	$11,885	$10,906	9%

Gross profit	$5,632	$5,250	7%

Operating income	$1,023	$976	5%

Net income	$466	$457	2%

Diluted earnings per share	$1.86	$1.73	7%
     During 2005, we delivered strong results, reflecting robust topline growth which was partially offset by higher raw material costs and selling, delivery and administrative expenses. Overall, we grew our worldwide operating income by five percent, which includes a one percentage point benefit from the net impact of the 53rd week, the gain from the HFCS settlement and spending initiatives. These results were driven by operating income growth in the U.S. of six percent, of which two percentage points were driven by the unusual items discussed above, coupled with double-digit increases in Mexico and Canada. This growth was partially offset by a double-digit operating income decrease in Europe, driven by declines in Spain. Our operating income growth in Mexico, which includes the lapping of a $9 million impairment charge in 2004, was below our expectations due mostly to lower than anticipated cost savings in our selling, delivery and administrative expenses.
     Our strong worldwide topline growth was driven by innovation, including new products, pricing improvements and strong execution in the marketplace as well as the impact of the 53rd week. Growth was driven primarily by an approximate three-percent increase in volume and a three-percent increase in net revenue per case. The impact of the 53rd week, the effect of foreign currency translation and acquisitions each contributed a percentage point to our topline growth.
     In the U.S., we achieved a five-percent volume increase, which includes three percentage points of growth due to the 53rd week and acquisitions. The balance of the growth was due primarily to volume increases in both large format stores and our foodservice business which consists of restaurants and workplaces. These volume increases were driven by a three-percent increase in our take-home channel and a two-percent increase in our cold-drink channel. Our portfolio growth was in line with consumer trends, with most of the volume increase coming from our water, non-carbonated and diet portfolios. In the U.S., net revenue per case increased three percent, driven primarily by rate increases.
     In Canada, topline growth of 14 percent was driven primarily by the favorable impact of foreign currency translation, coupled with a net revenue per case increase of three percent and volume improvements of two percent, as well as the 53rd week. Volume and pricing growth was fueled by strong execution and strategic marketing programs that were designed to gain consumer interest.
     In Europe, we delivered strong topline results, growing net revenues by 12 percent versus the prior year, driven by double-digit volume growth in Russia and Turkey.
     Our Mexico topline growth of 10 percent was driven primarily by volume growth of five percent and the favorable impact of foreign currency translation. Our volume growth in Mexico was fueled by double-digit increases in both our bottled water and jug businesses, partially offset by slight declines in our carbonated soft drink business.

     Our strong worldwide topline growth was partially offset by increases in cost of sales, which have continued to pressure our bottom line results. On a per-case basis, cost of sales increased five percent, reflecting significant increases in raw material costs. During 2005, we continued to see increases in resin prices, exacerbated by a severe hurricane season in the U.S. These increases added approximately $100 million of costs or approximately two percentage points of growth to our worldwide cost of sales per case. Additionally, the negative impact of foreign currency translation contributed one percentage point of growth to our cost of sales per case increase.
     Worldwide selling, delivery and administrative expenses increased eight percent. Increases in selling, delivery and administrative costs were driven by higher volume growth, wage and benefit increases and rising fuel prices. Additionally, the strategic spending initiatives and the additional expenses from the 53rd week, partially offset by the gain from the settlement of the HFCS class action lawsuit, added approximately one percentage point of growth to our overall selling, delivery and administrative expenses. The strategic spending initiatives included programs to implement our new customer service program, drive productivity and improve our management information systems.
     Interest expense, net increased by $20 million due to the impact of rising interest rates on approximately 26 percent of our debt that is variable, coupled with the impact of the 53rd week.
     The Company’s cash flow from operations continued to be strong in 2005. We generated $1.2 billion of cash from operations, after contributing $77 million into our pension plans, which are adequately funded. With our strong cash flows, we utilized $715 million for capital investments to grow our business and returned $554 million to our shareholders through share repurchases and dividends during the year. During 2005, we increased our annual dividend by 60 percent, raising it from $0.20 to $0.32 per share.
2006 Outlook
     In 2006, our fiscal year will consist of 52 weeks, while fiscal year 2005 consisted of 53 weeks. Our U.S. and Canadian operations report on a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Our other countries report on a calendar-year basis.
     Our 2005 results included the impact of the 53rd week. In order to provide comparable guidance for 2006, we have excluded the impact of the 53rd week from our volume outlook, as described in the table below.
     As discussed in Note 2 in the Notes to the Consolidated Financial Statements, the Company will adopt Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in the first quarter of 2006. SFAS 123R will require that all stock-based payments be expensed based on the fair value of the awards. In accordance with existing accounting guidelines, the Company did not recognize compensation expense for stock options during fiscal year 2005. Therefore, management believes that providing an adjusted measure that excludes the impact of SFAS 123R from the 2006 Outlook provides a meaningful year-over-year comparison of SD&A, operating income change and diluted earnings per share. The tables below provide an adjusted forecast by excluding, where applicable, the impact of the 53rd week and the impact of the adoption of SFAS 123R in 2006:

		Impact of		Adjusted Forecasted
	Forecasted 2006 vs.	53rd		2006 vs. 2005
	2005 growth	week in 2005	Impact of SFAS 123R	growth *
Worldwide Volume	2%	1%	—	3%
U.S. Volume	Flat to 1%	1%	—	1% to 2%
Worldwide Operating Income (in dollars)	(2%) to (4%)	—	7%	3% to 5%

	Full-Year
	Forecasted 2006		Adjusted Full-Year
	Results	Impact of SFAS 123R	Forecasted Results*
Worldwide SD&A (in millions)	$4,807 - $4,858	$(70)	$4,737 - $4,788
Diluted Earnings Per Share	$ 1.76 to $1.84	$0.18	$ 1.94 to $2.02

*	See Non-GAAP Measurements and Adjusted Results in Items that Affect Historical or Future Comparability for further information.
     In 2006, we will carefully balance our net revenue per case, using rate increases where marketplace conditions allow, while also managing the mix of products we plan to sell. We expect to increase both our worldwide and U.S. net revenue per case two to three percent, driven primarily by rate improvements, coupled with a mix shift into higher-priced products.
     In 2006, worldwide cost of sales per case is expected to increase by approximately three percent. We are expecting the rate of growth of our raw material costs, particularly resin and sweeteners, to moderate during 2006. Nonetheless we anticipate that our raw material costs, including aluminum, resin and sweeteners will increase in the low single digits in 2006. As a result, we expect our gross margin per case to grow about two percent.
     Our selling, delivery and administrative expenses are expected to rise approximately four to five percent, including increases in fuel cost and higher pension expense, each contributing approximately $20 million of additional expense. The impact of adopting SFAS 123R will add approximately $70 million to our overall SD&A and result in a seven percentage point reduction in our operating income. Accordingly, we expect our operating income to be down two to four percent for the year.
     In 2006, we expect interest expense to increase to approximately $270 million, reflecting the impact of rising interest rates on approximately 26 percent of our debt that is variable, coupled with increased interest associated with anticipated debt financings in 2006.
     From a cash flow perspective, we expect to generate net cash provided by operations of over $1.2 billion and we plan to spend approximately $735 million in capital investments. Net cash provided by operations less capital expenditures is expected to be $500 to $520 million in 2006. Our cash flows from operations in 2006 are expected to increase versus 2005 due to lower pension contributions and a greater mix of non-cash charges in 2006.

CRITICAL ACCOUNTING POLICIES
     The preparation of our consolidated financial statements in conformity with U.S. GAAP often requires us to make judgments, estimates, and assumptions regarding uncertainties that affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. Management bases its estimates on knowledge of our operations, markets in which we operate, historical trends, and other assumptions. Actual results could differ from these estimates under different assumptions or conditions. Significant accounting policies are discussed in the Notes to the Consolidated Financial Statements. Our critical accounting policies are those policies which management believes are most important to the portrayal of PBG’s financial condition and results of operations and require the use of estimates, assumptions and the application of judgment. Management has reviewed these critical accounting policies and related disclosures with the Audit and Affiliated Transactions Committee of our Board of Directors.
     Allowance for Doubtful Accounts — A portion of our accounts receivable will not be collected due to bankruptcies and sales returns. Estimating an allowance for doubtful accounts requires significant management judgment and assumptions regarding the potential for losses on receivable balances.
     Our accounting policy for the provision for doubtful accounts requires reserving an amount based on the evaluation of the aging of accounts receivable, sales return trend analysis, detailed analysis of high-risk customer accounts, and the overall market and economic conditions of our customers. Accordingly, we estimate the amounts necessary to provide for losses on receivables by using quantitative measures, evaluating specific customer accounts for risk of loss, and adjusting for changes in economic conditions in which we and our customers operate.
     We manage the risk of losses on accounts receivable by having effective credit controls and by evaluating our receivables on an ongoing basis. Our allowance for doubtful accounts represents management’s best estimate of probable losses inherent in our portfolio. If a general economic downturn occurs causing the financial condition of our customers to deteriorate or if one of our customers has an unforeseen inability to pay us, the allowance for doubtful accounts and bad debt expense would be increased from our estimate.
     The following is an analysis of the allowance for doubtful accounts for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003:

	Allowance for Doubtful
	Accounts
	2005	2004	2003
Beginning of the year	$61	$72	$67
Bad debt expense	3	(5)	12
Accounts written off	(12)	(7)	(8)
Foreign currency translation	(1)	1	1

End of the year	$51	$61	$72

     Recoverability of Goodwill and Intangible Assets with Indefinite Lives — Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested annually for impairment.
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
     We evaluate our identified intangible assets with indefinite useful lives for impairment annually (unless it is required more frequently because of a triggering event). We measure impairment as the amount by which the carrying value exceeds its estimated fair value.

     The fair value of our franchise rights and distribution rights is measured using a multi-period excess earnings method that is based upon estimated discounted future cash flows. We deduct a contributory charge from our net after-tax cash flows for the economic return attributable to our working capital, other intangible assets and property, plant and equipment, which represents the required cash flow to support these assets. The net discounted cash flows in excess of the fair returns on these assets represent the estimated fair value of our franchise rights and distribution rights.
     The fair value of our brands is measured using a multi-period royalty savings method, which reflects the savings realized by owning the brand and, therefore, not having to pay a royalty fee to a third party. In valuing our brands, we have selected an estimated industry royalty rate relating to each brand and then applied it to the forecasted revenues associated with each brand. The net discounted after-tax cash flows from these royalty charges represent the fair value of our brands.
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
     We evaluate goodwill on a country-by-country basis (“reporting unit”) for impairment. We evaluate each reporting unit for impairment based upon a two-step approach. First, we compare the fair value of our reporting unit with its carrying value. Second, if the carrying value of our reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill to its carrying amount to measure the amount of impairment loss. In measuring the implied fair value of goodwill, we would allocate the fair value of the reporting unit to each of its assets and liabilities (including any unrecognized intangible assets). Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.
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
     Considerable management judgment is necessary to estimate discounted future cash flows in conducting an impairment test for goodwill and other identified intangible assets, which may be impacted by future actions taken by us and our competitors and the volatility in the markets in which we conduct business. A change in assumptions in our cash flows could have a significant impact on the fair value of our reporting units and other identified intangible assets, which could then result in a material impairment charge to our results of operations. For example, an inability to achieve strategic business plan targets in a reporting unit could result in an impairment charge of one or more specific intangible assets. In Mexico, we have recorded approximately $1 billion of intangible assets. Mexico has not met our profit expectations; however, we have specific plans in place to improve our future results. We will continue to closely monitor our performance in Mexico and evaluate the realizability of each intangible asset.
Pension and Postretirement Medical Benefit Plans — We sponsor pension and other postretirement medical benefit plans in various forms, covering employees who meet specified eligibility requirements. Our U.S. employees participate in noncontributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Our net pension expense for the defined benefit plans for our operations outside the U.S. was not significant, and accordingly assumptions and sensitivity analyses regarding these plans are not included in the discussion below.
     Assumptions and estimates are required to calculate the expenses and obligations for these plans including discount rate, expected return on plan assets, retirement age, mortality, turnover, health care cost trend rates and compensation rate increases.
     We evaluate these assumptions with our actuarial advisors on an annual basis and we believe that they are appropriate. Our assumptions are based upon historical experience of the plan and expectations for the future. These assumptions may differ materially from actual results due to changing market and economic conditions. An increase or decrease in the assumptions or economic events outside our control could have a material impact on reported net income and the related funding requirements.
Key Assumptions
     The assets, liabilities and assumptions used to measure pension and postretirement medical expense for any fiscal year are determined as of September 30th of the preceding year (“measurement date”).
     The discount rate assumption is derived from the present value of our expected pension and postretirement medical benefit payment streams. The present value is calculated by utilizing a yield curve that matches the timing of our expected benefit payments. The yield curve is developed by our actuarial advisers using a portfolio of several hundred high quality non-callable corporate bonds. The bonds are rated Aa or better by Moody’s and have at least $250 million in principal amount. The bonds are denominated in U.S. dollars and have maturity dates ranging from six months to thirty years. Once the present value of all the expected payment streams has been calculated, a single discount rate is determined. The weighted-average discount rate for fiscal year 2006 for our pension and postretirement medical plans is 5.80 percent and 5.55 percent, respectively.
     In evaluating the expected rate of return on assets for a given fiscal year, we consider both projected future returns of asset classes and the actual 10 to 15-year historic returns on asset classes in our pension investment portfolio, reflecting the weighted-average return of our asset allocation. Our target asset allocation for our domestic pension assets is 75 percent equity investments, of which approximately 80 percent is invested in domestic equities and 20 percent is invested in foreign equities. The remaining 25 percent of our plan assets is invested primarily in fixed income securities, which is equally divided between U.S. government and corporate bonds. Our current portfolio’s target asset allocation for the 10 and 15-year periods had weighted average returns of 8.80 percent and 10.80 percent, respectively. Over time, the expected rate of return on pension plan assets should approximate the actual long-term returns. Based on the historic and estimated future returns of our portfolio, we estimate the long-term rate of return on assets for our domestic pension plans to be 8.50 percent in 2006.
Pension and Postretirement Medical Plans Accounting
     Differences between actual and expected returns on plan assets are recognized in the net periodic pension calculation over five years. To the extent the amount of all unrecognized gains and losses exceeds 10 percent of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining service period of active participants. Net unrecognized losses, within our pension and postretirement plans totaled $611 million and $603 million at December 31, 2005 and December 25, 2004, respectively.
     The following table provides our current and expected weighted-average assumptions for our pension and postretirement medical plans’ expense in the United States:

Pension	2006	2005
Discount rate	5.80%	6.15%
Expected return on plan assets (net of administrative expenses)	8.50%	8.50%
Rate of compensation increase	3.53%	3.60%

Postretirement	2006	2005
Discount rate	5.55%	6.15%
Rate of compensation increase	3.53%	3.60%
Health care cost trend rate	9.00%	10.00%
     During 2005, our Company-sponsored defined benefit pension and postretirement medical plan expenses in the U.S. totaled $109 million, including a special termination benefit charge of $9 million for a voluntary early retirement enhancement program. In 2005, our ongoing pension and postretirement medical plan expenses, excluding the special termination benefit charge, were $100 million. In 2006, our ongoing expenses will increase by approximately $19 million to $119 million due primarily to the following factors:
•	A decrease in our weighted-average discount rate for our pension and postretirement medical expense from 6.15 percent and 6.15 percent to 5.80 percent and 5.55 percent, respectively, reflecting declines in the yields of long-term corporate bonds comprising the yield curve. This change in assumption will increase our 2006 defined benefit pension and postretirement medical expense by approximately $12 million.

•	Certain benefit plan enhancements and demographic changes will increase our 2006 defined benefit pension and postretirement medical expense by approximately $7 million.
Sensitivity Analysis
     It is unlikely that in any given year the actual rate of return will be the same as the assumed long-term rate of return of 8.50 percent. The following table provides a summary of the last three years of actual returns versus the expected long-term returns for our domestic pension plans:

	2005	2004	2003
Expected return on plan assets (net of administrative expenses)	8.50%	8.50%	8.50%
Actual return on plan assets (net of administrative expenses)	13.33%	11.61%	19.79%
     Sensitivity of changes in key assumptions for our principal pension and postretirement plans’ expense in 2006 are as follows:
•	Discount rate — A 25-basis point change in the discount rate would increase or decrease the expense for our pension and postretirement medical benefit plans in 2006 by approximately $9 million.

•	Expected return on plan assets — A 25-basis point change in the expected return on plan assets would increase or decrease the expense for our pension plans in 2006 by approximately $3 million. The postretirement medical benefit plans have no expected return on plan assets as they are funded from the general assets of the Company as the payments come due.
For further information about our pension and postretirement plans see Note 12 in the Notes to Consolidated Financial Statements.
     Casualty Insurance Costs — Due to the nature of our business, we require insurance coverage for certain casualty risks. In the United States we are self-insured for workers’ compensation and automobile risks for occurrences up to $10 million, and product and general liability risks for occurrences up to $5 million. For losses exceeding these self-insurance thresholds, we purchase casualty insurance from a third-party provider.
     Our liability for casualty costs of $188 million and $169 million as of December 31, 2005 and December 25, 2004, respectively, is estimated using individual case-based valuations and statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. We do not discount our loss expense reserves. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. We evaluate these estimates with our actuarial advisors periodically during the year and we believe that they are appropriate, although an increase or decrease in the estimates or events outside our control could have a material impact on reported net income. Accordingly, the ultimate settlement of these costs may vary significantly from the estimates included in our financial statements.
     Income Taxes — Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and tax planning strategies available to us in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. We establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized. A significant portion of deferred tax assets consists of net operating loss carryforwards (“NOLs”). We have NOLs totaling $1,146 million at December 31, 2005, which are available to reduce future taxes in the U.S., Spain, Greece, Russia, Turkey and Mexico. The majority of our NOLs are generated overseas, the largest of which is coming from our Mexican and Spanish operations. Of these NOLs, $6 million expire in 2006 and $1,140 million expire at various times between 2007 and 2025.
     Significant management judgment is required in determining our effective tax rate and in evaluating our tax position. We establish reserves when, based on the applicable tax law and facts and circumstances relating to a particular transaction or tax position, it becomes probable that the position will not be sustained when challenged by a taxing authority. A change in our tax reserves could have a significant impact on our results of operations.
     Under our tax separation agreement with PepsiCo, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before our initial public offering that occurred in March 1999. However, PepsiCo may not settle any issue without our written consent, which consent cannot be unreasonably withheld. PepsiCo has contractually agreed to act in good faith with respect to all tax examination matters affecting us. In accordance with the tax separation agreement, we will bear our allocable share of any risk or benefit resulting from the settlement of tax matters affecting us for these tax periods.
     A number of years may elapse before a particular matter for which we have established a tax contingency reserve is audited and finally resolved. The number of years for which we have audits that are open varies depending on the tax jurisdiction. The U.S. Internal Revenue Service (“IRS”) is currently examining our and PepsiCo’s joint tax returns for 1998 through March 1999 and our tax returns for the 2001 and 2002 tax years. The IRS audit of our 1999 and 2000 tax returns concluded in 2005. However, pursuant to an agreement with the IRS, our 1999 and 2000 tax years remain open solely with respect to matters arising out of the IRS examination of PepsiCo involving our initial public offering transaction on March 31, 1999. While it is often difficult to predict the final outcome or the timing of the resolution, we believe that our tax reserves reflect the probable outcome of known tax contingencies. Favorable resolutions would be recognized as a reduction of our tax expense in the year of resolution. Unfavorable resolutions would be recognized as a reduction to our reserves, a cash outlay for settlement and a possible increase to our annual tax provision.
For further information about our income taxes see Note 14 in the Notes to Consolidated Financial Statements.
RELATED PARTY TRANSACTIONS
     PepsiCo is considered a related party due to the nature of our franchise relationship and its ownership interest in our company. More than 80 percent of our volume is derived from the sale of brands from PepsiCo. At December 31, 2005, PepsiCo owned approximately 41.2 percent of our outstanding common stock and 100 percent of our outstanding class B common stock, together representing approximately 46.8 percent of the voting power of all classes of our voting stock. In addition, PepsiCo owns 6.7 percent of the equity of Bottling Group, LLC, our principal operating subsidiary. We fully consolidate the results of Bottling Group, LLC and present PepsiCo’s share as minority interest in our Consolidated Financial Statements.
     Our business is conducted primarily under beverage agreements with PepsiCo, including a master bottling agreement, a non-cola bottling agreement and a master syrup agreement. Additionally, under a shared services agreement, we obtain various services from PepsiCo, which include services for information technology maintenance and the procurement of raw materials. We also provide services to PepsiCo, including facility and credit and collection support.
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

     The Consolidated Statements of Operations include the following income (expense) amounts as a result of transactions with PepsiCo and its affiliates:

	2005	2004	2003
Net revenues:
Bottler incentives (a)	$51	$22	$21

Cost of sales:
Purchases of concentrate and finished products, and Aquafina royalty fees (b)	$(2,993)	$(2,741)	$(2,527)
Bottler incentives (a)	559	522	527
Manufacturing and distribution service reimbursements (c)	—	—	6

	$(2,434)	$(2,219)	$(1,994)

Selling, delivery and administrative expenses:
Bottler incentives (a)	$78	$82	$98
Fountain service fee (d)	183	180	200
Frito-Lay purchases (e)	(144)	(75)	(51)
Shared services (f):
Shared services expense	(69)	(68)	(72)
Shared services revenue	8	10	10

Net shared services	(61)	(58)	(62)

HFCS (h)	23	—	—

	$79	$129	$185

Income tax benefit (g)	$3	$17	$7

     (a) Bottler Incentives and Other Arrangements — In order to promote PepsiCo beverages, PepsiCo, at their sole discretion, provides us with various forms of bottler incentives. These incentives cover a variety of initiatives, including direct marketplace support and advertising support. We record most of these incentives as an adjustment to cost of sales unless the incentive is for reimbursement of a specific, incremental and identifiable cost. Under these conditions, the incentive would be recorded as an offset against the related costs, either in revenue or selling, delivery and administrative expenses. Changes in our bottler incentives and funding levels could materially affect our business and financial results.
     (b) Purchase of Concentrate and Finished Product — As part of our franchise relationship, we purchase concentrate from PepsiCo, pay royalties and produce or distribute other products through various arrangements with PepsiCo or PepsiCo joint ventures. The prices we pay for concentrate, finished goods and royalties are determined by PepsiCo at its sole discretion. Concentrate prices are typically determined annually. In February 2005, PepsiCo increased the price of U.S. concentrate by two percent. PepsiCo has recently announced a further increase of approximately two percent, effective February 2006. Significant changes in the amount we pay PepsiCo for concentrate, finished goods and royalties could materially affect our business and financial results. These amounts are reflected in cost of sales in our Consolidated Statements of Operations.
     (c) Manufacturing and Distribution Service Reimbursements — In 2003, we provided manufacturing services to PepsiCo and PepsiCo affiliates in connection with the production of certain finished beverage products.
     (d) Fountain Service Fee — We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Amounts received from PepsiCo for these transactions are offset by the cost to provide these services and are reflected in our Consolidated Statements of Operations in selling, delivery and administrative expenses.

     (e) Frito-Lay Purchases — We purchase snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in Russia. Amounts paid to PepsiCo for these transactions are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.
     (f) Shared Services — We provide to and receive various services from PepsiCo and PepsiCo affiliates pursuant to a shared services agreement and other arrangements. In the absence of these agreements, we would have to obtain such services on our own. We might not be able to obtain these services on terms, including cost, which are as favorable as those we receive from PepsiCo. Total expenses incurred and income generated are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.
     (g) Income Tax Benefit — Under our tax separation agreement with PepsiCo, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before our initial public offering that occurred in March 1999. PepsiCo has contractually agreed to act in good faith with respect to all tax examination matters affecting us. In accordance with the tax separation agreement, we will bear our allocable share of any risk or benefit resulting from the settlement of tax matters affecting us for these periods.
     (h) High Fructose Corn Syrup (“HFCS”) Settlement — On June 28, 2005, Bottling Group, LLC and PepsiCo entered into a settlement agreement related to the allocation of certain proceeds from the settlement of the HFCS class action lawsuit. The lawsuit related to purchases of high fructose corn syrup by several companies, including bottling entities owned and operated by PepsiCo, during the period from July 1, 1991 to June 30, 1995 (the “Class Period”). Certain of the bottling entities owned by PepsiCo were transferred to PBG when PepsiCo formed PBG in 1999 (the “PepsiCo Bottling Entities”). Under the settlement agreement with PepsiCo, the Company ultimately received 45.8 percent (or approximately $23 million) of the total recovery related to HFCS purchases by PepsiCo Bottling Entities during the Class Period.
     As of December 31, 2005 and December 25, 2004, the receivables from PepsiCo and its affiliates were $143 million and $150 million, respectively. These balances are shown as part of accounts receivable in our Consolidated Financial Statements. The payables to PepsiCo and its affiliates were $176 million and $144 million, respectively. These balances are shown as part of accounts payable and other current liabilities in our Consolidated Financial Statements.
     For further information about our relationship with PepsiCo and its affiliates see Note 16 in Notes to Consolidated Financial Statements.
RESULTS OF OPERATIONS — 2005
Volume

	Fiscal Year Ended
	December 31, 2005 vs.
	December 25, 2004
	World-		Outside
	wide	U.S.	the U.S.
Base volume	3%	2%	5%
Acquisitions	1%	1%	0%
Impact of 53rd week	1%	2%	1%

Total Volume Change	5%	5%	6%

     Our full-year reported worldwide physical case volume increased five percent in 2005 versus 2004. Worldwide volume growth reflects increases in all of PBG territories. PBG territories are defined as U.S., Canada, Europe and Mexico.
     In the U.S., increases in volume, excluding acquisitions and the impact of the 53rd week, were driven by a three-percent increase in our take-home channel and a two-percent increase in our cold-drink channel. These volume increases were attributable to solid results in large format businesses and foodservice venues. In the U.S. our growth reflects consumer trends. Our non-carbonated beverage volume increased 18 percent, led by 31-percent growth in Trademark Aquafina and the successful introduction of Aquafina Flavor Splash, coupled with solid performance in Trademark Starbucks and in our energy drinks. Our total carbonated soft drink portfolio was down about one percent, mostly driven by declines in brand Pepsi, partially offset by the successful introduction of Pepsi Lime, double-digit growth in brand Wild Cherry Pepsi, and a three-percent increase in our diet portfolio.
     In Canada, volume increased three percent in 2005 versus 2004, primarily driven by increases in both the cold-drink and take-home channels. This growth was fueled by strong execution and strategic marketing programs that were designed to gain consumer interest. The 53rd week contributed approximately one percentage point of growth.
     In Europe, volume grew eight percent in 2005 versus 2004, driven by double-digit increases in Russia and Turkey. In Russia, we had solid growth in trademark Pepsi and Aqua Minerale, coupled with strong growth in Tropicana Juice, Lipton Iced Tea and local brands. In Turkey, we continued to improve our customer service through the consolidation of 3rd party distributors and the migration of selling activities to our own employees. These improvements and an effective advertising campaign resulted in volume increases in brand Pepsi and in local brands, such as Yedigun.
     Total volume in Mexico was up five percent for the year, driven largely by growth in our water business, including an 11 percent increase in our jug water business and a 13 percent increase in our bottled water business. The investments that we began making in 2004 in the marketplace and in our infrastructure in Mexico have enabled us to improve both our bottled water and jug water businesses, including expansion of our home delivery system for jug water. Our carbonated soft drink portfolio in Mexico was down about one percent primarily due to competitive pressure in the Mexico City area. This decline was partially offset by solid performance in our carbonated soft drink business outside the Mexico City area which accounts for 75 percent of our volume.
Net Revenues

	Fiscal Year Ended
	December 31, 2005 vs.
	December 25, 2004
	World-		Outside
	wide	U.S.	the U.S.
Volume impact	3%	2%	5%
Net price per case impact (rate/mix)	3%	3%	2%
Acquisitions	1%	1%	1%
Currency translation	1%	0%	4%
Impact of 53rd week	1%	2%	0%

Total Net Revenues Change	9%	8%	12%

     Worldwide net revenues were $11.9 billion in 2005, a nine-percent increase over the prior year. The increase in net revenues for the year was driven primarily by strong volume growth and increases in net price per case, coupled with the favorable impact from currency translation in Canada and Mexico, acquisitions and the impact of the 53rd week.
     In the U.S., net revenues increased eight percent in 2005 versus 2004. The increases in net revenues in the U.S. were driven primarily by increases in net price per case, solid growth in volume, and the impact of the 53rd week. Additionally, acquisitions added one percentage point of growth. Increases in net price per case in the U.S. were mostly due to rate increases.
     Net revenues outside the U.S. grew approximately 12 percent in 2005 versus 2004. The increases in net revenues outside the U.S. were driven primarily by growth in volume and the favorable impact of foreign exchange in Canada and Mexico, coupled with net price per case increases in Europe and Canada.

Cost of Sales

	Fiscal Year Ended
	December 31, 2005 vs.
	December 25, 2004
	World-		Outside
	wide	U.S.	the U.S.
Volume impact	4%	2%	5%
Cost per case impact	4%	4%	4%
Acquisitions	1%	1%	1%
Currency translation	1%	0%	4%
Impact of 53rd week	1%	2%	0%

Total Cost of Sales Change	11%	9%	14%

     Worldwide cost of sales was $6.3 billion in 2005, an 11-percent increase over 2004. The growth in cost of sales was driven primarily by volume and cost per case increases, coupled with the negative impact of foreign currency translation in Canada and Mexico, acquisitions and the impact of the 53rd week. During 2005, we continued to see increases in resin prices, exacerbated by a severe hurricane season in the U.S. These increases added approximately $100 million of costs or approximately two percentage points of growth to our worldwide cost of sales per case.
     In the U.S., cost of sales grew nine percent in 2005 versus 2004, due to increases in cost per case and volume growth, coupled with the impact of the 53rd week and acquisitions. The increases in cost per case resulted from higher raw material costs, primarily driven by resin.
     Cost of sales outside the U.S. grew approximately 14 percent in 2005 versus 2004, reflecting strong volume growth and increases in cost per case, coupled with the negative impact from foreign currency translation. Growth in cost per case resulted from higher raw material costs, primarily driven by resin increases across all of our countries. Foreign currency translation contributed four percentage points of growth, reflecting the appreciation of the Canadian dollar and Mexican peso.
Selling, Delivery and Administrative Expenses

	Fiscal Year Ended
	December 31, 2005 vs.
	December 25, 2004
	World-		Outside
	wide	U.S.	the U.S.
Cost impact	5%	4%	5%
HFCS Settlement	(1)%	(1)%	0%
Strategic Spending Initiatives	1%	1%	1%
Acquisitions	1%	1%	1%
Currency translation	1%	0%	4%
Impact of 53rd week	1%	1%	0%

Total SD&A Change	8%	6%	11%

     Worldwide selling, delivery and administrative expenses were $4.6 billion, an eight percent increase over 2004. Increases in selling, delivery and administrative costs were driven by higher volume growth, wage and benefit increases and rising fuel prices. The strategic spending initiatives and the impact of the 53rd week in the U.S. and Canada, partially offset by the pre-tax gain of $29 million in the U.S. from the settlement of the HFCS class action lawsuit contributed approximately one percentage point of an increase in selling, delivery and administrative expenses. PBG invested both the HFCS gain and the additional income from the 53rd week in long-term strategic spending initiatives which totaled $48 million. The strategic spending initiatives included programs to enhance our customer service agenda, drive productivity, including restructuring in Europe, and improve our management information systems.

     In the U.S., increases reflected higher volume growth, wage and benefit increases, additional expenses from the 53rd week and rising fuel prices, partially offset by the gain from settlement of the HFCS class action lawsuit. In addition, the strategic spending initiatives contributed more than one percentage point of growth to our increase in selling, delivery and administrative expenses for the year.
     Outside the U.S., increases were driven primarily by volume growth, wage and benefit increases, and the negative impact of foreign currency translation in Canada and Mexico, coupled with strategic spending initiatives. These increases were partially offset by the lapping of a $9 million non-cash impairment charge taken for the franchise licensing agreement associated with the Squirt trademark in Mexico in the prior year. Our selling, delivery and administrative expenses in Mexico were higher than expected as certain of the cost savings initiatives have not yielded expected results.
Net Interest Expense
     Net interest expense increased by $20 million, when compared with 2004, largely due to higher effective interest rates from interest rate swaps, which convert our fixed-rate debt to variable debt, coupled with the impact of the 53rd week of approximately $5 million. As of December 31, 2005 approximately 26 percent of our long-term debt was variable.
Minority Interest
     Minority interest represents PepsiCo’s approximate 6.7 percent and 6.8 percent ownership in our principal operating subsidiary, Bottling Group, LLC for the years ended 2005 and 2004, respectively.
Income Tax Expense
     Our effective tax rates for 2005 and 2004 were 34.7 percent and 33.7 percent, respectively. The increase in our 2005 effective tax rate versus the prior year is mainly due to higher earnings in the U.S. and increased tax contingencies related to certain historic tax positions and resulting from changes in our international legal entity and debt structure. These increases in our tax provision were partially offset by the reversal of valuation allowances and the tax deduction for qualified domestic production activities enacted pursuant to the American Jobs Creation Act of 2004. The reversal of the valuation allowances was due in part to improved profitability trends in Russia and a change to the Russia tax law that enables us to use a greater amount of our Russian NOLs. Additionally, the implementation of U.S. legal entity restructuring contributed to the remainder of the valuation allowance reversal.
Earnings Per Share

Shares in millions	2005	2004	2003
Basic earnings per share on reported net income	$1.91	$1.79	$1.54
Basic weighted-average shares outstanding	243	255	270

Diluted earnings per share on reported net income	$1.86	$1.73	$1.50
Diluted weighted-average shares outstanding	250	263	277
     Dilution
     Diluted earnings per share reflects the potential dilution that could occur if equity awards from our stock compensation plans were exercised and converted into common stock that would then participate in net income. Our employee equity award issuances have resulted in $0.05, $0.06 and $0.04 per share of dilution in 2005, 2004 and 2003, respectively.
     Diluted Weighted-Average Shares Outstanding
     The decrease in shares outstanding reflects the effect of our share repurchase program, which began in October 1999, partially offset by share issuances from the exercise of stock options. The amount of shares authorized by the Board of Directors to be repurchased totals 125 million shares, of which we have repurchased approximately 17 million shares in 2005 and 101 million shares since the inception of our share repurchase program.

RESULTS OF OPERATIONS — 2004
Volume

	52 Weeks Ended
	December 25, 2004 vs.
	December 27, 2003
	World-		Outside
	wide	U.S.	the U.S.
Base volume	2%	2%	3%
Acquisitions	1%	0%	1%

Total Volume Change	3%	2%	4%

     Our full-year reported worldwide physical case volume increased three percent in 2004 versus 2003. Worldwide volume growth reflects increases in the U.S., Europe and Canada, partially offset by a flat performance in Mexico.
     In the U.S., volume increased by two percent in 2004 versus 2003, driven by a four percent increase in our cold- drink channel and a one percent increase in our take-home channel. During 2004, we had solid results in our convenience and gas segment and foodservice business segment, which consists of our on-premise and full-service vending account customers. From a brand perspective, Trademark Pepsi’s volume was down one percent for the year, due to declines in brand Pepsi and Pepsi Twist, partially offset by solid growth from our diet portfolio. Our non-carbonated soft drink portfolio increased 11% for the full year led by the introduction of Tropicana Juice Drinks and continued growth from Aquafina.
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
Net Revenues

	52 Weeks Ended
	December 25, 2004 vs.
	December 27, 2003
	World-		Outside
	wide	U.S.	the U.S.
Volume impact	2%	2%	3%
Net price per case impact (rate/mix)	3%	3%	1%
Acquisitions	0%	0%	1%
Currency translation	1%	0%	3%

Total Net Revenues Change	6%	5%	8%

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
Cost of Sales

	52 Weeks Ended
	December 25, 2004 vs.
	December 27, 2003
	World-		Outside
	wide	U.S.	the U.S.
Volume impact	2%	2%	3%
Cost per case impact	5%	5%	4%
Acquisitions	0%	0%	1%
Currency translation	1%	0%	3%

Total Cost of Sales Change	8%	7%	11%

     Worldwide cost of sales was $5.7 billion in 2004, an eight-percent increase over 2003. The growth in cost of sales per case was driven primarily by significant increases in raw material costs, coupled with mix shifts into more expensive products and packages and the negative impact of foreign currency translation.
     In the U.S., cost of sales grew seven percent in 2004 versus 2003, due to volume growth and increases in cost per case. The increases in cost per case resulted from higher commodity costs, primarily driven by aluminum and resin, coupled with the impact of mix shifts into more expensive products and packages.
     Cost of sales outside the U.S. grew approximately eleven percent in 2004 versus 2003, reflecting increases in cost per case and volume, coupled with the negative impact from foreign currency translation. Growth in cost per case was driven by increases in Europe and Mexico. In Europe, we experienced higher sweetener costs in Turkey and mix shifts into more expensive products in Russia. In Mexico, sweetener costs increased throughout the year, coupled with a steep rise in resin costs in the fourth quarter. Foreign currency translation contributed three percentage points of growth, reflecting the appreciation of the euro and Canadian dollar, partially offset by the devaluation of the Mexican peso.
Selling, Delivery and Administrative Expenses

	52 Weeks Ended
	December 25, 2004 vs.
	December 27, 2003
	World-		Outside
	wide	U.S.	the U.S.
Cost impact	3%	4%	3%
Acquisitions	0%	0%	1%
Currency translation	1%	0%	2%

Total SD&A Change	4%	4%	6%

     Worldwide selling, delivery and administrative expenses were $4.3 billion, a four-percent increase over 2003. Increases in selling, delivery and administrative costs were driven by higher operating costs in the U.S. and Europe, coupled with the negative impact of foreign currency translation.

     In the U.S., increases reflect higher labor and benefit costs. These increases were partially offset by reduced operating costs driven from a number of productivity initiatives we put in place during 2004, coupled with a reduction in our bad debt expense.
     Outside the U.S., increases were driven primarily by higher operating costs in Russia and Turkey and the negative impact of foreign currency throughout Europe and Canada. These increases were partially offset by declines in Mexico due to the devaluation of the Mexican peso and reduced operating costs. We consolidated a number of warehouses and distribution systems in Mexico and are starting to capitalize on productivity gains and reduced costs. These results also included a $9 million non-cash impairment charge related to our re-evaluation of the fair value of our franchise licensing agreement for the Squirt trademark in Mexico, as a result of a change in its estimated accounting life. See Note 6 in Notes to Consolidated Financial Statements for additional information.
Net Interest Expense
     Net interest expense decreased by $9 million to $230 million, when compared with 2003, largely due to lower effective interest rates achieved on our long-term debt.
Minority Interest
     Minority interest represents PepsiCo’s approximate 6.8 percent ownership in our principal operating subsidiary, Bottling Group, LLC.
Income Tax Expense
     Our effective tax rate for 2004 and 2003 was 33.7 percent and 36.3 percent, respectively. The decrease in our effective tax rate versus the prior year is due largely to the lapping of an $11 million ($0.04 per diluted share) tax charge relating to a Canadian tax law change in the fourth quarter of 2003. In 2004, we had the following significant tax items, which decreased our tax expense by approximately $4 million:
•	Tax reserves — During 2004, we adjusted previously established liabilities for tax exposures due largely to the settlement of certain international tax audits. The adjustment of these liabilities resulted in an $8 million (or $0.02 per diluted share) tax benefit for the year.

•	International tax structure change — In December 2004, we initiated a reorganization of our international tax structure to allow for more efficient cash mobilization and to reduce potential future tax costs. This reorganization triggered a $30 million tax charge ($0.11 per diluted share) in the fourth quarter.

•	Mexico tax rate change — In December 2004, legislation was enacted changing the Mexican statutory income tax rate. This rate change decreased our net deferred tax liabilities and resulted in a $26 million ($0.09 per diluted share) tax benefit in the fourth quarter.
LIQUIDITY AND FINANCIAL CONDITION
Cash Flows
     Fiscal 2005 Compared with Fiscal 2004
     Net cash provided by operations decreased by $3 million to $1,219 million in 2005. Decreases in net cash provided by operations were driven by higher tax disbursements as a result of the lapping of the tax stimulus package in 2004 and higher incentive compensation payments in 2005, partially offset by lower pension contributions and working capital improvements, particularly in the area of our receivables.
     Net cash used for investments increased by $80 million to $842 million, principally reflecting higher acquisition and capital spending, partially offset by higher proceeds from sales of property, plant and equipment.
     Net cash used for financing decreased by $1,212 million to $183 million driven primarily by the lapping of the repayment of our $1.0 billion note in February 2004 and lower purchases of treasury stock, partially offset by higher dividend payouts.

     Fiscal 2004 Compared with Fiscal 2003
     Net cash provided by operations grew by $147 million to $1,222 million in 2004. Increases in net cash provided by operations were driven by higher profits, lower pension contributions and working capital improvements, which include the lapping of a one-time payment in 2003 relating to the settlement of our New Jersey wage and hour litigation. These increases were partially offset by higher tax payments.
     Net cash used for investments increased by $37 million to $762 million, principally reflecting higher capital spending, partially offset by higher proceeds from sales of property, plant and equipment.
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
     We have a $500 million commercial paper program in the U.S. that is supported by a credit facility, which is guaranteed by Bottling Group, LLC and expires in April 2009. At December 31, 2005, we had $355 million in outstanding commercial paper with a weighted-average interest rate of 4.30 percent. At December 25, 2004, we had $78 million in outstanding commercial paper with a weighted-average interest rate of 2.32 percent.
     We had available bank credit lines of approximately $835 million at December 31, 2005. These lines were used to support the general operating needs of our businesses. As of year-end 2005, we had $156 million outstanding under these lines of credit at a weighted-average interest rate of 4.33 percent. As of year-end 2004, we had available short-term bank credit lines of approximately $381 million and $77 million was outstanding under these lines of credit at a weighted-average interest rate of 3.72 percent.
     Certain of our other senior notes have redemption features and non-financial covenants that will, among other things, limit our ability to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets. Additionally, certain of our credit facilities and senior notes have financial covenants consisting of the following:
•	Our debt to capitalization ratio should not be greater than .75 on the last day of a fiscal quarter when PepsiCo Inc.’s ratings are A- by S&P and A3 by Moody’s or higher. Debt is defined as total long-term and short-term debt plus accrued interest plus total standby letters of credit and other guarantees less cash and cash equivalents not in excess of $500 million. Capitalization is defined as debt plus shareholders equity plus minority interest excluding the impact of the cumulative translation adjustment.

•	Our debt to EBITDA ratio should not be greater than five on the last day of a fiscal quarter when PepsiCo Inc.’s ratings are less than A- by S&P or A3 by Moody’s. EBITDA is defined as the last four quarters of earnings before depreciation, amortization, net interest expense, income taxes, minority interest, net other non-operating expenses and extraordinary items.

•	New secured debt should not be greater than 10 percent of Bottling Group, LLC’s net tangible assets. Net tangible assets are defined as total assets less current liabilities and net intangible assets.
     We are in compliance with all debt covenants.
     Our peak borrowing timeframe varies with our working capital requirements and the seasonality of our business. Additionally, throughout the year, we may have further short-term borrowing requirements driven by other operational needs of our business. During 2005, borrowings from our commercial paper program in the U.S. peaked at $355 million. Outside the U.S., borrowings from our international credit facilities peaked at $234 million, reflecting payments for working capital requirements.

Contractual Obligations
     The following table summarizes our contractual obligations as of December 31, 2005:

	Payments Due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-term debt obligations (1)	$4,556	$593	$13	$1,300	$2,650
Capital lease obligations (2)	5	1	1	—	3
Operating leases (2)	230	50	73	43	64
Interest obligations (3)	2,521	245	450	332	1,494
Purchase obligations:
Raw material obligations (4)	212	84	120	8	—
Capital expenditure obligations (5)	58	58	—	—	—
Other obligations (6)	362	171	100	37	54
Other long-term liabilities (7)	38	8	13	8	9

Total	$7,982	$1,210	$770	$1,728	$4,274

(1)	See Note 9 in Notes to Consolidated Financial Statements for additional information relating to our long-term debt obligations.

(2)	See Note 10 in Notes to Consolidated Financial Statements for additional information relating to our lease obligations.

(3)	Represents interest payment obligations related to our long-term fixed-rate debt as specified in the applicable debt agreements. Additionally, a portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We estimated our variable interest payment obligations by using the interest rate forward curve.

(4)	Represents obligations to purchase raw materials pursuant to contracts entered into by PepsiCo on our behalf and international agreements to purchase raw materials.

(5)	Represents commitments to suppliers under capital expenditure related contracts or purchase orders.

(6)	Represents “non-cancelable” agreements that specify fixed or minimum quantities, price arrangements and timing of payments. Also includes agreements that provide for termination penalty clauses.

(7)	Primarily relates to contractual obligations associated with non-compete contracts that resulted from business acquisitions. The table excludes other long-term liabilities included in our Consolidated Financial Statements, such as pension, postretirement and other non-contractual obligations. See Note 12 in Notes to Consolidated Financial Statements for a discussion of our future pension and postretirement contributions and corresponding expected benefit payments for years 2006 through 2015.
Off-Balance Sheet Arrangements
     There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Capital Expenditures
     Our business requires substantial infrastructure investments to maintain our existing level of operations and to fund investments targeted at growing our business. Capital infrastructure expenditures totaled $715 million, $688 million and $635 million during 2005, 2004 and 2003, respectively.
Acquisitions
     In September 2005, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from the Pepsi-Cola Bottling Company of Charlotte, North Carolina. The acquisition did not have a material impact on our Consolidated Financial Statements.
     As a result of the acquisition, we have assigned $70 million to goodwill, $118 million to franchise rights and $12 million to non-compete arrangements. The goodwill and franchise rights are not subject to amortization. The non-compete agreements are being amortized over ten years. The allocations of the purchase price for the acquisition are still preliminary and will be determined based on the estimated fair value of assets acquired and liabilities assumed as of the date of the acquisition. The operating results of the acquisition are included in the accompanying Consolidated Financial Statements from its date of purchase. The acquisition was made to enable us to provide better service to our large retail customers. We expect the acquisition to reduce costs through economies of scale.
     During 2004, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from four franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $95 million in cash and assumption of liabilities of $22 million:
•	Gaseosas, S.A. de C.V. of Mexicali, Mexico in March

•	Seltzer and Rydholm, Inc. of Auburn, Maine in October

•	Phil Gaudreault et Fils Ltee of Quebec, Canada in November

•	Bebidas Purificada, S.A. de C.V. of Juarez, Mexico in November
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
     We intend to continue to pursue other acquisitions of independent PepsiCo bottlers, particularly in territories contiguous to our own, where they create shareholder value.
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
     Our objective in managing our exposure to fluctuations in commodity prices, interest rates and foreign currency exchange rates is to minimize the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, we have derivative instruments to hedge against the risk of adverse movements in commodity prices, interest rates and foreign currency. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use. See Note 11 in Notes to Consolidated Financial Statements for additional information relating to our derivative instruments.
     A sensitivity analysis has been prepared to determine the effects that market risk exposures may have on our financial instruments. We performed the sensitivity analyses for hypothetical changes in commodity prices, interest rates and foreign currency exchange rates and changes in our stock price on our unfunded deferred compensation liability. Information provided by these sensitivity analyses does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor were held constant. As a result, the reported changes in the values of some financial instruments that are affected by the sensitivity analyses are not matched with the offsetting changes in the values of the items that those instruments are designed to finance or hedge.
     Commodity Price Risk
     We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use futures contracts and options on futures in the normal course of business to hedge anticipated purchases of certain commodities used in our operations. With respect to commodity price risk, we currently have various contracts outstanding for commodity purchases in 2006 and 2007, which establish our purchase prices within defined ranges. We estimate that a 10-percent decrease in commodity prices with all other variables held constant would have resulted in a decrease in the fair value of our financial instruments of $1 million and $10 million at December 31, 2005 and December 25, 2004, respectively.

     Interest Rate Risk
     Interest rate risk is present with both fixed and floating-rate debt. We use interest rate swaps to manage our interest expense risk. These instruments effectively change the interest rate of specific debt issuances. As a result, changes in interest rates on our variable debt would change our interest expense. We estimate that a 50-basis point increase in interest rates on our variable rate debt and cash equivalents with all other variables held constant would have resulted in an increase to net interest expense of $4 million in both 2005 and 2004.
     Foreign Currency Exchange Rate Risk
     In 2005, approximately 29 percent of our net revenues came from outside the United States. Social, economic and political conditions in these international markets may adversely affect our results of operations, cash flows and financial condition. The overall risks to our international businesses include changes in foreign governmental policies and other political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations that may adversely impact our business. In addition, our results of operations and the value of the foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates.
     As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from our international operations are usually reinvested locally.
     We have foreign currency transactional risks in certain of our international territories for transactions that are denominated in currencies that are different from their functional currency. We have entered into forward exchange contracts to hedge portions of our forecasted U.S. dollar cash flows in our Canadian business. A 10-percent weaker U.S. dollar against the Canadian dollar, with all other variables held constant, would result in a decrease in the fair value of these contracts of $9 million and $10 million at December 31, 2005 and December 25, 2004, respectively.
     Foreign currency gains and losses reflect both transaction gains and losses in our foreign operations, as well as translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Turkey is considered a highly inflationary economy for accounting purposes.
     Beginning in 2006, Turkey will no longer be considered highly inflationary, and will change its functional currency from the U.S. Dollar to the Turkish Lira. We do not expect any material impact on our consolidated financial statements as a result of Turkey’s change in functional currency.
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
     Since the plan is unfunded, employees’ deferred compensation amounts are not directly invested in these investment vehicles. Instead, we track the performance of each employee’s investment selections and adjust his or her deferred compensation account accordingly. The adjustments to the employees’ accounts increase or decrease the deferred compensation liability reflected on our Consolidated Balance Sheets with an offsetting increase or decrease to our selling, delivery and administrative expenses.
     We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on our stock price. Therefore, changes in compensation expense as a result of changes in our stock price are substantially offset by the changes in the fair value of these contracts. We estimate that a 10-percent unfavorable change in the year-end stock price would have reduced the fair value from these commitments by $2 million in 2005 and 2004.

Cautionary Statements
     Except for the historical information and discussions contained herein, statements contained in this annual report on Form 10-K and in the annual report to the shareholders may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:
•	changes in our relationship with PepsiCo that could have a material adverse effect on our long-term and short-term business and financial results;
•	material changes in expected levels of bottler incentive payments from PepsiCo;
•	restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;
•	material changes from expectations in the cost or availability of raw materials, ingredients or packaging materials;
•	limitations on the availability of water or obtaining water rights;
•	an inability to achieve cost savings;
•	material changes in capital investment for infrastructure and an inability to achieve the expected timing for returns on cold-drink equipment and related infrastructure expenditures;
•	decreased demand for our product resulting from changes in consumers’ preferences;
•	an inability to achieve volume growth through product and packaging initiatives;
•	impact of competitive activities on our business;
•	impact of customer consolidations on our business;
•	changes in product category consumption;
•	unfavorable weather conditions in our markets;
•	an inability to meet projections for performance in newly acquired territories;
•	loss of business from a significant customer;
•	failure or inability to comply with laws and regulations;
•	changes in laws, regulations and industry guidelines governing the manufacture and sale of food and beverages, including restrictions on the sale of carbonated soft drinks in schools;
•	litigation, other claims and negative publicity relating to alleged unhealthy properties of soft drinks;
•	changes in laws and regulations governing the environment, transportation, employee safety, labor and government contracts;
•	changes in accounting standards and taxation requirements (including unfavorable outcomes from audits performed by various tax authorities);
•	unforeseen economic and political changes;
•	possible recalls of our products;
•	interruptions of operations due to labor disagreements;
•	changes in our debt ratings;
•	material changes in expected interest and currency exchange rates and unfavorable market performance of our pension plan assets; and
•	an inability to achieve strategic business plan targets that could result in an intangible asset impairment charge.

The Pepsi Bottling Group, Inc.
Consolidated Statements of Operations
Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003
in millions, except per share data

	2005	2004	2003
Net Revenues	$11,885	$10,906	$10,265
Cost of sales	6,253	5,656	5,215

Gross Profit	5,632	5,250	5,050

Selling, delivery and administrative expenses	4,609	4,274	4,094

Operating Income	1,023	976	956

Interest expense, net	250	230	239
Other non-operating expenses, net	1	1	7
Minority interest	59	56	50

Income Before Income Taxes	713	689	660
Income tax expense	247	232	238

Income Before Cumulative Effect of Change in Accounting Principle	466	457	422
Cumulative effect of change in accounting principle, net of tax and minority interest	—	—	6

Net Income	$466	$457	$416

Basic Earnings Per Share Before Cumulative Effect of Change in Accounting Principle	$1.91	$1.79	$1.56
Cumulative effect of change in accounting principle	—	—	0.02

Basic Earnings Per Share	$1.91	$1.79	$1.54

Weighted-average shares outstanding	243	255	270

Diluted Earnings Per Share Before Cumulative Effect of Change in Accounting Principle	$1.86	$1.73	$1.52
Cumulative effect of change in accounting principle	—	—	0.02

Diluted Earnings Per Share	$1.86	$1.73	$1.50

Weighted-average shares outstanding	250	263	277
See accompanying notes to Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Consolidated Statements of Cash Flows
Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003
in millions

	2005	2004	2003
Cash Flows—Operations
Net income	$466	$457	$416
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	615	580	556
Amortization	15	13	12
Deferred income taxes	(65)	31	125
Cumulative effect of change in accounting principle	—	—	6
Other non-cash charges and credits:
Defined benefit pension and postretirement expenses	109	88	77
Minority interest expense	59	56	50
Casualty self-insurance expense	85	93	97
Other non-cash charges and credits	84	61	79

Net other non-cash charges and credits	337	298	303
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	7	(53)	(23)
Inventories	(29)	(38)	4
Prepaid expenses and other current assets	1	(16)	7
Accounts payable and other current liabilities	4	98	(82)
Income taxes payable	77	30	(2)

Net change in operating working capital	60	21	(96)
Casualty insurance payments	(66)	(53)	(40)
Pension contributions	(77)	(83)	(162)
Other, net	(66)	(42)	(45)

Net Cash Provided by Operations	1,219	1,222	1,075

Cash Flows—Investments
Capital expenditures	(715)	(688)	(635)
Acquisitions of bottlers, net of cash acquired	(155)	(96)	(100)
Proceeds from sale of property, plant and equipment	29	22	10
Other investing activities, net	(1)	—	—

Net Cash Used for Investments	(842)	(762)	(725)

Cash Flows—Financing
Short-term borrowings, net—three months or less	274	104	8
Proceeds from issuances of long-term debt	36	23	1,141
Payments of long-term debt	(36)	(1,014)	(30)
Minority interest distribution	(12)	(13)	(7)
Dividends paid	(64)	(31)	(11)
Proceeds from exercise of stock options	109	118	35
Purchases of treasury stock	(490)	(582)	(483)

Net Cash (Used for)/Provided by Financing	(183)	(1,395)	653

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	5	10

Net Increase/(Decrease) in Cash and Cash Equivalents	197	(930)	1,013
Cash and Cash Equivalents—Beginning of Year	305	1,235	222

Cash and Cash Equivalents—End of Year	$502	$305	$1,235

Supplemental Cash Flow Information
Non-Cash Investing and Financing Activities:
Liabilities incurred and/or assumed in conjunction with acquisitions of bottlers	$22	$20	$146
Change in accounts payable related to capital expenditures	$(6)	$29	$9
See accompanying notes to Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Consolidated Balance Sheets
December 31, 2005 and December 25, 2004
in millions, except per share data

	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$502	$305
Accounts receivable, less allowance of $51 in 2005 and $61 in 2004	1,186	1,204
Inventories	458	427
Prepaid expenses and other current assets	266	247

Total Current Assets	2,412	2,183

Property, plant and equipment, net	3,649	3,581
Other intangible assets, net	3,814	3,639
Goodwill	1,516	1,416
Other assets	133	118

Total Assets	$11,524	$10,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,583	$1,517
Short-term borrowings	426	155
Current maturities of long-term debt	589	53

Total Current Liabilities	2,598	1,725

Long-term debt	3,939	4,489
Other liabilities	1,027	914
Deferred income taxes	1,421	1,415
Minority interest	496	445

Total Liabilities	9,481	8,988

Shareholders’ Equity
Common stock, par value $0.01 per share:
authorized 900 shares, issued 310 shares	3	3
Additional paid-in capital	1,709	1,719
Retained earnings	2,283	1,887
Accumulated other comprehensive loss	(262)	(315)
Deferred compensation	(14)	(1)
Treasury stock: 71 shares and 61 shares in 2005 and 2004, respectively, at cost	(1,676)	(1,344)

Total Shareholders’ Equity	2,043	1,949

Total Liabilities and Shareholders’ Equity	$11,524	$10,937

See accompanying notes to Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003

					Accumu-
					lated
					Other
		Additional	Deferred		Compre-			Compre-
	Common	Paid-In	Compen-	Retained	hensive	Treasury		hensive
in millions, except per share data	Stock	Capital	sation	Earnings	Loss	Stock	Total	Income
Balance at December 28, 2002	$3	$1,750	$—	$1,066	$(468)	$(527)	$1,824
Comprehensive income:
Net income	—	—	—	416	—	—	416	$416
Net currency translation adjustment	—	—	—	—	90	—	90	90
Cash flow hedge adjustment (net of tax and minority interest of $13)	—	—	—	—	18	—	18	18
Minimum pension liability adjustment (net of tax and minority interest of $14)	—	—	—	—	(20)	—	(20)	(20)

Total comprehensive income								$504

Stock option exercises: 3 shares	—	(23)	—	—	—	58	35
Tax benefit — stock option exercises	—	8	—	—	—	—	8
Purchase of treasury stock: 23 shares	—	—	—	—	—	(483)	(483)
Stock compensation	—	8	(4)	—	—	—	4
Cash dividends declared on common stock (per share: $0.04)	—	—	—	(11)	—	—	(11)

Balance at December 27, 2003	3	1,743	(4)	1,471	(380)	(952)	1,881
Comprehensive income:
Net income	—	—	—	457	—	—	457	$457
Net currency translation adjustment	—	—	—	—	84	—	84	84
Cash flow hedge adjustment (net of tax and minority interest of $2)	—	—	—	—	(3)	—	(3)	(3)
Minimum pension liability adjustment (net of tax and minority interest of $13)	—	—	—	—	(16)	—	(16)	(16)

Total comprehensive income								$522

Stock option exercises: 9 shares	—	(72)	—	—	—	190	118
Tax benefit — stock option exercises	—	51	—	—	—	—	51
Purchase of treasury stock: 21 shares	—	—	—	—	—	(582)	(582)
Stock compensation	—	(3)	3	—	—	—	—
Cash dividends declared on common stock (per share: $0.16)	—	—	—	(41)	—	—	(41)

Balance at December 25, 2004	3	1,719	(1)	1,887	(315)	(1,344)	1,949
Comprehensive income:
Net income	—	—	—	466	—	—	466	$466
Net currency translation adjustment	—	—	—	—	65	—	65	65
Cash flow hedge adjustment (net of tax and minority interest of $5)	—	—	—	—	(7)	—	(7)	(7)
Minimum pension liability adjustment (net of tax and minority interest of $3)	—	—	—	—	(5)	—	(5)	(5)

Total comprehensive income								$519

Stock option exercises: 7 shares	—	(49)	—	—	—	158	109
Tax benefit — stock option exercises	—	23	—	—	—	—	23
Purchase of treasury stock: 17 shares	—	—	—	—	—	(490)	(490)
Stock compensation	—	16	(13)	—	—	—	3
Cash dividends declared on common stock (per share: $0.29)	—	—	—	(70)	—	—	(70)

Balance at December 31, 2005	$3	$1,709	$(14)	$2,283	$(262)	$(1,676)	$2,043

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tabular dollars in millions, except per share data
Note 1—Basis of Presentation
     The Pepsi Bottling Group, Inc. (“PBG” or the “Company”) is the world’s largest manufacturer, seller and distributor of Pepsi-Cola beverages. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Mexico, Canada and Europe, which consists of operations in Spain, Greece, Russia and Turkey. When used in these Consolidated Financial Statements, “PBG,” “we,” “our” and “us” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC (“Bottling LLC”), our principal operating subsidiary.
     At December 31, 2005, PepsiCo, Inc. (“PepsiCo”) owned 98,511,358 shares of our common stock, consisting of 98,411,358 shares of common stock and 100,000 shares of Class B common stock. All shares of Class B common stock that have been authorized have been issued to PepsiCo. At December 31, 2005, PepsiCo owned approximately 41.2 percent of our outstanding common stock and 100 percent of our outstanding Class B common stock, together representing 46.8 percent of the voting power of all classes of our voting stock. In addition, PepsiCo owns approximately 6.7 percent of the equity of Bottling LLC. We fully consolidate the results of Bottling LLC and present PepsiCo’s share as minority interest in our Consolidated Financial Statements.
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
     Our Board of Directors has the authority to issue up to 20,000,000 shares of preferred stock, and to determine the price and terms, including, but not limited to, preferences and voting rights of those shares without stockholder approval. At December 31, 2005, there was no preferred stock outstanding.
     Certain reclassifications were made in our Consolidated Financial Statements to 2004 and 2003 amounts to conform to the 2005 presentation.
Note 2—Summary of Significant Accounting Policies
     Basis of Consolidation — The accounts of all of our wholly and majority-owned subsidiaries are included in the accompanying Consolidated Financial Statements. We have eliminated intercompany accounts and transactions in consolidation.
     Fiscal Year — Our U.S. and Canadian operations report using a fiscal year that consists of fifty-two weeks, ending on the last Saturday in December. Every five or six years a fifty-third week is added. In 2005, our fiscal year consisted of fifty-three weeks (the additional week was added to the fourth quarter). Fiscal years 2004 and 2003 consisted of fifty-two weeks. Our remaining countries report using a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:

Quarter	U.S. & Canada	Mexico & Europe
First Quarter	12 weeks	January and February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks/17 weeks (FY 2005)	September, October, November and December
     Revenue Recognition — Revenue, net of sales returns, is recognized when our products are delivered or shipped to customers in accordance with the written sales terms. We offer certain sales incentives on a local and national level through various customer trade agreements designed to enhance the growth of our revenue. Customer trade agreements are accounted for as a reduction to our revenues.
     Customer trade agreements with our customers include payments for in-store displays, volume rebates, featured advertising and other growth incentives. A number of our customer trade agreements are based on quarterly and annual targets that generally do not exceed one year. Estimated amounts to be paid to our customers for trade agreements are based upon current performance, historical experience, forecasted volume and other performance criteria.
     Advertising and Marketing Costs — We are involved in a variety of programs to promote our products. We include advertising and marketing costs in selling, delivery and administrative expenses. Advertising and marketing costs were $421 million, $426 million and $453 million in 2005, 2004 and 2003, respectively, before bottler incentives received from PepsiCo and other brand owners.
     Bottler Incentives — PepsiCo and other brand owners, at their discretion, provide us with various forms of bottler incentives. These incentives cover a variety of initiatives, including direct marketplace support and advertising support. We classify bottler incentives as follows:
•	Direct marketplace support represents PepsiCo’s and other brand owners’ agreed-upon funding to assist us in offering sales and promotional discounts to retailers and is generally recorded as an adjustment to cost of sales. If the direct marketplace support is a reimbursement for a specific, incremental and identifiable program, the funding is recorded as an adjustment to net revenues.
•	Advertising support represents agreed-upon funding to assist us for the cost of media time and promotional materials and is generally recorded as an adjustment to cost of sales. Advertising support that represents reimbursement for a specific, incremental and identifiable media cost, is recorded as a reduction to advertising and marketing expenses within selling, delivery and administrative expenses.
     Total bottler incentives recognized as adjustments to net revenues, cost of sales and selling, delivery and administrative expenses in our Consolidated Statements of Operations were as follows:

	Fiscal Year Ended
	2005	2004	2003
Net revenues	$51	$22	$21
Cost of sales	604	559	561
Selling, delivery and administrative expenses	79	84	108

Total bottler incentives	$734	$665	$690

     Shipping and Handling Costs — Our shipping and handling costs are recorded primarily within selling, delivery and administrative expenses. Such costs recorded within selling, delivery and administrative expenses totaled $1.5 billion, $1.6 billion and $1.4 billion in 2005, 2004 and 2003, respectively.
     Foreign Currency Gains and Losses — We translate the balance sheets of our foreign subsidiaries that do not operate in highly inflationary economies at the exchange rates in effect at the balance sheet date, while we translate the statements of operations at the average rates of exchange during the year. The resulting translation adjustments of our foreign subsidiaries are recorded directly to accumulated other comprehensive loss. Foreign currency gains and losses reflect both transaction gains and losses in our foreign operations, as well as translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Beginning January 1, 2006, Turkey is no longer considered to be a highly inflationary economy for accounting purposes. We do not expect any material impact on our consolidated financial statements as a result of Turkey’s change in functional currency.

     Pension and Postretirement Medical Benefit Plans — We sponsor pension and other postretirement medical benefit plans in various forms covering substantially all employees who meet eligibility requirements. We account for our defined benefit pension plans and our postretirement medical benefit plans using actuarial models required by Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”
     The assets, liabilities and assumptions used to measure pension and postretirement medical expense for any fiscal year are determined as of September 30 of the preceding year (“measurement date”). The discount rate assumption used in our pension and postretirement medical benefit plans’ accounting is based on current interest rates for high-quality, long–term corporate debt as determined on each measurement date. In evaluating the expected rate of return on assets for a given fiscal year, we consider both projected future returns of asset classes and the actual 10 to 15-year historic returns on asset classes in our pension investment portfolio, reflecting the weighted-average return of our asset allocation. Differences between actual and expected returns are recognized in the net periodic pension calculation over five years. To the extent the amount of all unrecognized gains and losses exceeds 10 percent of the larger of the pension benefit obligation or plan assets, such amount is amortized over the average remaining service period of active participants. We amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits.
     Income Taxes — Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and tax planning strategies available to us in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefit and costs we expect to realize. We establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.
     Significant management judgment is required in determining our effective tax rate and in evaluating our tax position. We establish reserves when, based on the applicable tax law and facts and circumstances relating to a particular transaction or tax position, it becomes probable that the position will not be sustained when challenged by a taxing authority. A change in our tax reserves could have a significant impact on our results of operations.
     Earnings Per Share — We compute basic earnings per share by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock that would then participate in net income.
     Cash Equivalents — Cash equivalents represent funds we have temporarily invested with original maturities not exceeding three months.
     Allowance for Doubtful Accounts — A portion of our accounts receivable will not be collected due to bankruptcies and sales returns. Our accounting policy for the provision for doubtful accounts requires reserving an amount based on the evaluation of the aging of accounts receivable, sales return trend analysis, detailed analysis of high-risk customers accounts, and the overall market and economic conditions of our customers.
     Inventories — We value our inventories at the lower of cost or net realizable value. The cost of our inventory is generally computed on the first-in, first-out method.
     Property, Plant and Equipment — We state property, plant and equipment (“PP&E”) at cost, except for PP&E that has been impaired, for which we write down the carrying amount to estimated fair market value, which then becomes the new cost basis.
     Goodwill and Other Intangible Assets, net — Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested annually for impairment.
     We evaluate our identified intangible assets with indefinite useful lives for impairment annually (unless it is required more frequently because of a triggering event). We measure impairment as the amount by which the carrying value exceeds its estimated fair value. Based upon our annual impairment analysis performed in the fourth quarter of 2005, the estimated fair values of our identified intangible assets with indefinite lives exceeded their carrying amounts.
     We evaluate goodwill on a country-by-country basis (“reporting unit”) for impairment. We evaluate each reporting unit for impairment based upon a two-step approach. First, we compare the fair value of our reporting unit with its carrying value. Second, if the carrying value of our reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill to its carrying amount to measure the amount of impairment loss. In measuring the implied fair value of goodwill, we would allocate the fair value of the reporting unit to each of its assets and liabilities (including any unrecognized intangible assets). Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based upon our annual impairment analysis in the fourth quarter of 2005, the estimated fair value of our reporting units exceeded their carrying value, and as a result, we did not need to proceed to the second step of the impairment test.
     Other identified intangible assets that are subject to amortization are amortized on a straight-line basis over the period in which we expect to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In our evaluation of the intangible assets, we consider the nature and terms of the underlying agreements, the customer’s attrition rate, competitive environment and brand history, as applicable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques.
     Casualty Insurance Costs — In the United States, we are self-insured or have large deductible programs for workers’ compensation and automobile risks for occurrences up to $10 million, and product and general liability risks for occurrences up to $5 million. For losses exceeding these self-insurance thresholds, we purchase casualty insurance from a third-party provider. Our liability for casualty costs was $188 million as of December 31, 2005 of which $61 million was reported in accounts payable and other current liabilities and $127 million was recorded in other liabilities in our Consolidated Balance Sheets. Our liability for casualty costs is estimated using individual case-based valuations and statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. We do not discount our loss expense reserves.
     Minority Interest — PBG and PepsiCo contributed bottling businesses and assets used in the bottling businesses to Bottling Group, LLC, our principal operating subsidiary, in connection with the formation of Bottling Group, LLC in February 1999. At December 31, 2005, PBG owns 93.3 percent of Bottling Group, LLC and PepsiCo owns the remaining 6.7 percent. Accordingly, the Consolidated Financial Statements reflect PepsiCo’s share of the consolidated net income of Bottling Group, LLC as minority interest in our Consolidated Statements of Operations, and PepsiCo’s share of consolidated net assets of Bottling Group, LLC as minority interest in our Consolidated Balance Sheets.
     Treasury Stock — We record the repurchase of shares of our common stock at cost and classify these shares as treasury stock within shareholders’ equity. Repurchased shares are included in our authorized and issued shares but not included in our shares outstanding. We record shares reissued using an average cost. At December 31, 2005 we had 125 million shares authorized under our share repurchase program. Since the inception of our share repurchase program in October 1999, we have repurchased approximately 101 million shares and have reissued approximately 30 million for stock option exercises.
     Financial Instruments and Risk Management — We use derivative instruments to hedge against the risk of adverse movements associated with commodity prices, interest rates and foreign currency. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.
     All derivative instruments are recorded at fair value as either assets or liabilities in our Consolidated Balance Sheets. Derivative instruments are generally designated and accounted for as either a hedge of a recognized asset or liability (“fair value hedge”) or a hedge of a forecasted transaction (“cash flow hedge”). The derivative’s gain or loss recognized in earnings is recorded consistent with the expense classification of the underlying hedged item.
     If a fair value or cash flow hedge were to cease to qualify for hedge accounting or were terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. Amounts previously deferred in accumulated other comprehensive loss would be recognized immediately in earnings.
     We also may enter into a derivative instrument for which hedge accounting is not required because it is entered into to offset changes in the fair value of an underlying transaction recognized in earnings (“natural hedge”). These instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.
     Stock-Based Employee Compensation - We measure stock-based compensation expense using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, compensation expense for stock option grants to our employees is measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant stock options at fair value on the date of grant. As allowed by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we have elected to continue to apply the intrinsic-value based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” If we had measured compensation cost for the stock awards granted to our employees under the fair-value based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below:

	Fiscal Year Ended
	2005	2004	2003
Net income:
As reported	$466	$457	$416
Add: Total stock-based employee compensation expense included in reported net income, net of taxes and minority interest	1	—	2
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of taxes and minority interest	(43)	(37)	(42)

Pro forma	$424	$420	$376

Earnings per share:
Basic — as reported	$1.91	$1.79	$1.54
Basic — pro forma	$1.74	$1.64	$1.39

Diluted — as reported	$1.86	$1.73	$1.50
Diluted — pro forma	$1.68	$1.59	$1.35
     Pro forma compensation cost measured for equity awards granted to employees is amortized using a straight-line basis over the vesting period, which is typically three years.
     The fair value of PBG stock options used to compute pro forma net income disclosures was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the weighted-average assumption for options granted in the following years:

	2005	2004	2003
Risk-free interest rate	4.1%	3.2%	2.9%
Expected life	5.8 years	6.0 years	6.0 years
Expected volatility	28%	35%	37%
Expected dividend yield	1.10%	0.68%	0.17%
     SFAS No. 123R
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R will require us to measure the value of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. SFAS 123R eliminates the alternative use of Accounting Principles Board (“APB”) No. 25’s intrinsic-value method of accounting for awards. In fiscal year 2005 and earlier, the Company accounted for stock options according to the provisions of APB No. 25 and related interpretations, and accordingly no compensation expense was required.
     The Company will adopt SFAS 123R in the first quarter of 2006 by using the modified prospective approach. Under this method, we will recognize compensation expense for all share-based payments over the vesting period based on their grant-date fair value. Measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of the date of adoption, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS 123 pro forma disclosure. Prior periods will not be restated. Currently, the Company uses the Black-Scholes-Merton option-

pricing model to estimate the value of stock options granted to employees in its pro forma disclosure and plans to continue to use this method upon adoption of SFAS 123R.
     The financial statement impact will be dependent on future stock-based awards and any unvested stock options outstanding at the date of adoption. We expect the adoption of SFAS 123R to reduce our 2006 diluted EPS by $0.18 per share.
     Commitments and Contingencies — We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.
     New Accounting Standards
     SFAS No. 123R
     See discussion in “Stock-Based Employee Compensation” above.
     FASB Staff Position No. FAS 109-1
     In December 2004, the FASB issued Staff Position No. FAS 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. The tax deduction for qualified production activities is effective for our 2005 tax year. This tax deduction reduced our income tax provision by $7 million in 2005.
     FASB Staff Position No. FAS 109-2
     In December 2004, the FASB issued Staff Position No. FAS 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the new tax law on its plan for applying SFAS No. 109 to the repatriation provisions of the Act. PBG evaluated the Foreign Earnings Repatriation Provision and based on the facts surrounding our foreign operations, decided not to repatriate any of our foreign earnings and profits pursuant to the provision.
     FASB Interpretation No. 47
     In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to estimate reasonably the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. This standard did not have a material impact on our Consolidated Financial Statements.
     SFAS No. 151
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 is effective for the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our Consolidated Financial Statements.
     Emerging Issues Task Force (“EITF”) Issue No. 02-16 “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”
     The EITF reached a consensus on Issue No. 02-16 in 2003, addressing the recognition and income statement classification of various cash consideration received from a vendor. In accordance with EITF Issue No.

02-16, we have reclassified certain bottler incentives from revenue and selling, delivery and administrative expenses to cost of sales beginning in 2003. During 2003, we recorded a transition adjustment of $6 million, net of taxes and minority interest of $1 million, for the cumulative effect on prior years. This adjustment reflects the amount of bottler incentives that can be attributed to our 2003 beginning inventory balances.
     Assuming EITF Issue No. 02-16 had been adopted for all periods presented, pro forma net income and earnings per share for the years ended December 31, 2005, December 25, 2004, and December 27, 2003, would have been as follows:

	Fiscal Year Ended
	December	December	December
	31, 2005	25, 2004	27, 2003
Net income:
As reported	$466	$457	$416
Pro forma	$466	$457	$422

Earnings per share:
Basic — as reported	$1.91	$1.79	$1.54
Basic — pro forma	$1.91	$1.79	$1.56

Diluted — as reported	$1.86	$1.73	$1.50
Diluted — pro forma	$1.86	$1.73	$1.52
Note 3—Inventories

	2005	2004
Raw materials and supplies	$173	$159
Finished goods	285	268

	$458	$427

Note 4—Prepaid Expenses and Other Current Assets

	2005	2004
Prepaid expenses	$214	$198
Other assets	52	49

	$266	$247

Note 5—Accounts Receivable

	2005	2004
Trade accounts receivable	$1,018	$1,056
Allowance for doubtful accounts	(51)	(61)
Accounts receivable from PepsiCo	143	150
Other receivables	76	59

	$1,186	$1,204

Note 6—Property, Plant and Equipment, net

	2005	2004
Land	$277	$257
Buildings and improvements	1,299	1,263
Manufacturing and distribution equipment	3,425	3,289
Marketing equipment	2,334	2,237
Other	177	177

	7,512	7,223
Accumulated depreciation	(3,863)	(3,642)

	$3,649	$3,581

We calculate depreciation on a straight-line basis over the estimated lives of the assets as follows:

Buildings and improvements	20-33 years
Manufacturing and distribution equipment	2-15 years
Marketing equipment	3-7 years
Note 7–Other Intangible Assets, net and Goodwill

	2005	2004
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$53	$46
Franchise/distribution rights	46	44
Other identified intangibles	39	30

	138	120

Accumulated amortization:
Customer relationships and lists	(9)	(6)
Franchise/distribution rights	(22)	(15)
Other identified intangibles	(18)	(16)

	(49)	(37)

Intangibles subject to amortization, net	89	83

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,093	2,958
Distribution rights	302	288
Trademarks	218	208
Other identified intangibles	112	102

Intangibles not subject to amortization	3,725	3,556

Total other intangible assets, net	$3,814	$3,639

Goodwill	$1,516	$1,416

     In 2005, total other intangible assets, net and goodwill increased by approximately $275 million due to the following:

		Other
		Intangible
	Goodwill	Assets, net	Total
Balance at December 25, 2004	$1,416	$3,639	$5,055
Purchase price allocations relating to recent acquisitions	72	127	199
Impact of foreign currency translation	28	49	77
Increase in pension asset	—	14	14
Amortization of intangible assets	—	(15)	(15)

Balance at December 31, 2005	$1,516	$3,814	$5,330

     In 2004, total other intangible assets, net and goodwill increased by approximately $107 million due to the following:

		Other
		Intangible
	Goodwill	Assets, net	Total
Balance at December 27, 2003	$1,386	$3,562	$4,948
Purchase price allocations relating to recent acquisitions	9	65	74
Impact of foreign currency translation	21	31	52
Intangible asset impairment charge	—	(9)	(9)
Increase in pension asset	—	3	3
Amortization of intangible assets	—	(13)	(13)

Balance at December 25, 2004	$1,416	$3,639	$5,055

     During the fourth quarter of 2004 we recorded a $9 million non-cash impairment charge ($6 million net of tax and minority interest) in selling, delivery and administrative expenses relating to our re-evaluation of the fair value of our franchise licensing agreement for the Squirt trademark in Mexico, as a result of a change in its estimated accounting life. The franchise licensing agreements for the Squirt trademark were considered to have an indefinite life and granted The Pepsi Bottling Group Mexico S.R.L. (“PBG Mexico”) the exclusive right to produce, sell and distribute beverages under the Squirt trademark in certain territories of Mexico. In December 2004, Cadbury Bebidas, S.A. de C.V. (“Cadbury Mexico”), the owner of the Squirt trademark, sent PBG Mexico notices that purportedly terminated the Squirt licenses for these territories effective January 15, 2005. PBG Mexico believes that these licenses continue to be in effect and that Cadbury Mexico has no legally supportable basis to terminate the licenses. However, as a result of these unanticipated actions, PBG Mexico was no longer certain that it will have the right to distribute Squirt in Mexico after certain of its contractual rights expire in 2015. Accordingly, we have concluded that the franchise rights relating to the Squirt trademark should no longer be considered to have an indefinite life, but should be treated as having a 10-year life for accounting purposes. Due to the reduction in the useful life of these franchise rights, we wrote the carrying value of the Squirt franchise rights down to its current estimated fair value in 2004. The remaining carrying value will be amortized over the estimated useful life of 10 years.
     We measured the fair value of Squirt’s franchise rights using a multi-period excess earnings method, which was based upon estimated discounted future cash flows for 10 years. We deducted a contributory charge from our net after-tax cash flows for the economic return attributable to the working capital and property, plant and equipment, for Squirt’s franchise rights. The net discounted cash flows in excess of the fair returns on these assets represent the fair value of the Squirt franchise rights.
     For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $15 million, $13 million and $12 million in 2005, 2004 and 2003, respectively. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

	Weighted-	Estimated Aggregate Amortization Expense to be Incurred
	Average
	Amortization
	Period	Fiscal Year Ending
		2006	2007	2008	2009	2010
Customer relationships and lists	18 years	$3	$3	$3	$3	$3
Franchise/distribution rights	7 years	$5	$3	$2	$2	$2
Other identified intangibles	8 years	$5	$4	$3	$2	$1

Note 8—Accounts Payable and Other Current Liabilities

	2005	2004
Accounts payable	$501	$493
Trade incentives	185	201
Accrued compensation and benefits	211	222
Other accrued taxes	123	117
Accrued interest	65	60
Accounts payable to PepsiCo	176	144
Other current liabilities	322	280

	$1,583	$1,517

Note 9—Short-term Borrowings and Long-term Debt

	2005	2004
Short-term borrowings
Current maturities of long-term debt	$594	$53
SFAS No. 133 adjustment (1)	(4)	—
Unamortized discount, net	(1)	—

Current maturities of long-term debt, net	589	53
Other short-term borrowings	426	155

	$1,015	$208

Long-term debt
2.45% (3.28% effective rate) (2) senior notes due 2006	$500	$500
5.63% (5.68% effective rate) (2) senior notes due 2009	1,300	1,300
4.63% (4.57% effective rate) senior notes due 2012	1,000	1,000
5.00% (5.15% effective rate) senior notes due 2013	400	400
4.13% (4.35% effective rate) senior notes due 2015	250	250
7.00% (7.10% effective rate) senior notes due 2029	1,000	1,000
Other (average rate 4.31%)	111	109

	4,561	4,559
SFAS No. 133 adjustment (1)	(19)	(4)
Unamortized discount, net	(14)	(13)
Current maturities of long-term debt, net	(589)	(53)

	$3,939	$4,489

(1)	In accordance with the requirements of SFAS No. 133, the portion of our fixed-rate debt obligations that is hedged is reflected in our Consolidated Balance Sheets as an amount equal to the sum of the debt’s carrying value plus a SFAS No. 133 fair value adjustment representing changes recorded in the fair value of the hedged debt obligations attributable to movements in market interest rates.

(2)	Effective interest rates include the impact of the gain/loss realized on swap instruments and represent the rates that were achieved in 2005.
     Maturities of long-term debt as of December 31, 2005 are as follows: 2006: $594 million, 2007: $13 million, 2008: $1 million, 2009: $1,300 million, 2010: $0 million and thereafter, $2,653 million. The maturities of long-term debt do not include the non-cash impact of the SFAS No. 133 adjustment and the interest effect of the unamortized discount.
     Our $1.3 billion of 5.63 percent senior notes due in 2009 and our $1.0 billion of 4.63 percent senior notes due in 2012 are guaranteed by PepsiCo.
     We have a $500 million commercial paper program in the U.S. that is supported by a credit facility, which is guaranteed by Bottling Group, LLC and expires in April 2009. At December 31, 2005, we had $355 million in outstanding commercial paper with a weighted-average interest rate of 4.30 percent. At December 25, 2004, we had $78 million in outstanding commercial paper with a weighted-average interest rate of 2.32 percent.

     We had available bank credit lines of approximately $835 million at December 31, 2005. These lines were used to support the general operating needs of our businesses. As of year-end 2005, we had $156 million outstanding under these lines of credit at a weighted-average interest rate of 4.33 percent. As of year-end 2004, we had available short-term bank credit lines of approximately $381 million and $77 million was outstanding under these lines of credit at a weighted-average interest rate of 3.72 percent.
     Certain of our senior notes have redemption features and non-financial covenants that will, among other things, limit our ability to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets. Additionally, certain of our credit facilities and senior notes have financial covenants consisting of the following:
•	Our debt to capitalization ratio should not be greater than .75 on the last day of a fiscal quarter when PepsiCo Inc.’s ratings are A- by S&P and A3 by Moody’s or higher. Debt is defined as total long-term and short-term debt plus accrued interest plus total standby letters of credit and other guarantees less cash and cash equivalents not in excess of $500 million. Capitalization is defined as debt plus shareholders’ equity plus minority interest, excluding the impact of the cumulative translation adjustment.

•	Our debt to EBITDA ratio should not be greater than five on the last day of a fiscal quarter when PepsiCo Inc.’s ratings are less than A- by S&P or A3 by Moody’s. EBITDA is defined as the last four quarters of earnings before depreciation, amortization, net interest expense, income taxes, minority interest, net other non-operating expenses and extraordinary items.

•	New secured debt should not be greater than 10 percent of Bottling Group, LLC’s net tangible assets. Net tangible assets are defined as total assets less current liabilities and net intangible assets.
     We are in compliance with all debt covenants.
     Our peak borrowing timeframe varies with our working capital requirements and the seasonality of our business. Additionally, throughout the year, we may have further short-term borrowing requirements driven by other operational needs of our business. During 2005, borrowings from our commercial paper program in the U.S. peaked at $355 million. Outside the U.S., borrowings from our international credit facilities peaked at $234 million, reflecting payments for working capital requirements.
     Amounts paid to third parties for interest, net of cash received from our interest rate swaps, was $246 million, $232 million and $243 million in 2005, 2004 and 2003, respectively. Total interest expense incurred during 2005, 2004 and 2003 was $258 million, $236 million and $247 million, respectively.
     At December 31, 2005, we have outstanding letters of credit, bank guarantees and surety bonds valued at $276 million from financial institutions primarily to provide collateral for estimated self-insurance claims and other insurance requirements.
Note 10—Leases
     We have non-cancelable commitments under both capital and long-term operating leases, which consist principally of buildings, office equipment and machinery. Certain of our operating leases for our buildings contain escalation clauses, holiday rent allowances and other rent incentives. We recognize rent expense on our operating leases, including these allowances and incentives, on a straight-line basis over the lease term. Capital and operating lease commitments expire at various dates through 2072. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.
     At December 31, 2005, the present value of minimum payments under capital leases was $5 million, after deducting $1 million for imputed interest. We plan to receive $5 million of sublease income for the periods 2006 through 2013.

     Our future minimum commitments under non-cancelable leases as of December 31, 2005 and rental expense under operating leases are set forth below:

	Leases
Future Minimum Rental Payments	Capital	Operating

2006	$1	$50
2007	1	42
2008	—	31
2009	—	24
2010	—	19
Thereafter	3	64

Total	$5	$230

     Components of rental expense under operating leases:

Rental Expense	2005	2004	2003

Minimum rentals	$90	$77	$71
Sublease rental income	(2)	(2)	(2)

Total	$88	$75	$69

Note 11—Financial Instruments and Risk Management
     Cash Flow Hedges — We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use future and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of aluminum and fuel used in our operations. These contracts generally range from one to 12 months in duration and qualify for cash flow hedge accounting treatment.
     We are subject to foreign currency transactional risks in certain of our international territories for transactions that are denominated in currencies that are different from their functional currency. Beginning in 2004, we entered into forward exchange contracts to hedge portions of our forecasted U.S. dollar purchases in our Canadian business. These contracts generally range from one to 12 months in duration and qualify for cash flow hedge accounting treatment.
     We have also entered into several treasury rate lock agreements to hedge against adverse interest rate changes on certain debt financing arrangements.
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
     The following summarizes activity in accumulated other comprehensive loss (“AOCL”) related to derivatives designated as cash flow hedges held by the Company during the applicable periods:

	Before			Net of
	Minority			Minority
	Interest			Interest
	and	Minority		and
Year ended December 31, 2005	Taxes	Interest	Taxes	Taxes
Accumulated net gains as of December 25, 2004	$17	$(1)	$(6)	$10
Net changes in the fair value of cash flow hedges	5	—	(2)	3
Net gains reclassified from AOCL into earnings	(17)	1	6	(10)

Accumulated net gains as of December 31, 2005	$5	$—	$(2)	$3

	Before			Net of
	Minority			Minority
	Interest			Interest
	and	Minority		and
Year ended December 25, 2004	Taxes	Interest	Taxes	Taxes
Accumulated net gains as of December 27, 2003	$22	$(1)	$(8)	$13
Net changes in the fair value of cash flow hedges	29	(2)	(10)	17
Net gains reclassified from AOCL into earnings	(34)	2	12	(20)

Accumulated net gains as of December 25, 2004	$17	$(1)	$(6)	$10

     Assuming no change in the commodity prices and foreign currency rates as measured on December 31, 2005, $2 million of deferred loss will be recognized in earnings over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in 2005, 2004 or 2003.
     Fair Value Hedges — We finance a portion of our operations through fixed-rate debt instruments. We effectively converted $800 million of our senior notes to floating rate debt through the use of interest rate swaps with the objective of reducing our overall borrowing costs. These interest rate swaps meet the criteria for fair value hedge accounting and are 100 percent effective in eliminating the market rate risk inherent in our long-term debt. Accordingly, any gain or loss associated with these swaps is fully offset by the opposite market impact on the related debt. The change in fair value of the interest rate swaps was a decrease of $15 million and $7 million in 2005 and 2004, respectively. In 2005, the current portion of the fair value change of our swaps and debt has been recorded in accounts payable and other current liabilities and current maturities of long-term debt in our Consolidated Balance Sheets. The long-term portion of the change in 2005 has been recorded in other liabilities and long-term debt. In 2004, the fair value change of our swaps and debt has been recorded in other liabilities and long-term debt in our Consolidated Balance Sheets.
     Unfunded Deferred Compensation Liability — Our unfunded deferred compensation liability is subject to changes in our stock price as well as price changes in other equity and fixed-income investments. Participating employees in our deferred compensation program can elect to defer all or a portion of their compensation to be paid out on a future date or dates. As part of the deferral process, employees select from phantom investment options that determine the earnings on the deferred compensation liability and the amount that they will ultimately receive. Employee investment elections include PBG stock and a variety of other equity and fixed-income investment options.
     Since the plan is unfunded, employees’ deferred compensation amounts are not directly invested in these investment vehicles. Instead, we track the performance of each employee’s investment selections and adjust his or her deferred compensation account accordingly. The adjustments to the employees’ accounts increases or decreases the deferred compensation liability reflected on our Consolidated Balance Sheets with an offsetting increase or decrease to our selling, delivery and administrative expenses.
     We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on our stock price. At December 31, 2005, we had a prepaid forward contract for 710,000 shares at a price of $29.34, which was accounted for as a natural hedge. This contract requires cash settlement and has a fair value at December 31, 2005, of $20 million recorded in prepaid expenses and other current assets in our Consolidated Balance Sheets. The fair value of this contract changes based on the change in our stock price compared with the contract exercise price. We recognized $1 million in income in 2005 and $2 million in income in 2004, resulting from the change in fair value of these prepaid forward contracts. The earnings impact from these instruments is classified as selling, delivery and administrative expenses.
     Other Financial Assets and Liabilities — Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities and short-term debt. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities and since interest rates approximate current market rates for short-term debt.
     Long-term debt at December 31, 2005, had a carrying value and fair value of $4.6 billion and $4.8 billion, respectively, and at December 25, 2004, had a carrying value and fair value of $4.6 billion and $4.8 billion, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
Note 12—Pension and Postretirement Medical Benefit Plans
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
     Nearly all of our U.S. employees are also eligible to participate in our 401(k) savings plans, which are voluntary defined contribution plans. We make matching contributions to the 401(k) savings plans on behalf of participants eligible to receive such contributions. If a participant has one or more but less than 10 years of eligible service, our match will equal $0.50 for each dollar the participant elects to defer up to 4 percent of the participant’s pay. If the participant has 10 or more years of eligible service, our match will equal $1.00 for each dollar the participant elects to defer up to 4 percent of the participant’s pay.

	Pension
Components of U.S. pension expense:	2005	2004	2003
Service cost	$46	$43	$37
Interest cost	75	69	63
Expected return on plan assets — (income)	(90)	(83)	(67)
Amortization of prior service amendments	7	7	6
Amortization of net loss	30	25	13
Special termination benefits	9	—	—

Net pension expense for the defined benefit plans	$77	$61	$52

Defined contribution plans expense	$20	$19	$19

Total pension expense recognized in the Consolidated Statements of Operations	$97	$80	$71

     Postretirement Medical Benefits
     Our postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing. In 2004, we merged our long-term disability medical plan with our postretirement medical plan. Our long-term disability medical plan was amended to provide coverage for two years for participants becoming disabled after January 1, 2005. Participants receiving benefits before January 1, 2005 remain eligible under the existing benefits program which does not limit benefits to a two-year period. The liabilities and respective costs associated with these participants have been added to our postretirement medical plan.

	Postretirement
Components of U.S. postretirement benefits expense:	2005	2004	2003
Service cost	$3	$4	$3
Interest cost	22	18	19
Amortization of net loss	8	6	5
Amortization of prior service amendments	(1)	(1)	(2)

Net postretirement benefits expense recognized in the Consolidated Statements of Operations	$32	$27	$25

Changes in the Projected Benefit Obligations

	Pension		Postretirement
	2005	2004	2005	2004
Obligation at beginning of year	$1,252	$1,129	$379	$312
Service cost	46	43	3	4
Interest cost	75	69	22	18
Plan amendments	21	11	8	—
Actuarial (gain)/loss	91	48	(1)	19
Benefit payments	(54)	(46)	(27)	(22)
Special termination benefits	9	—	—	—
LTD medical merger	—	—	—	62
Gain due to Medicare subsidy	—	—	—	(14)
Transfers	(1)	(2)	—	—

Obligation at end of year	$1,439	$1,252	$384	$379

Changes in the Fair Value of Assets

	Pension		Postretirement
	2005	2004	2005	2004
Fair value at beginning of year	$1,025	$809	$—	$—
Actual return on plan assets	135	101	—	—
Transfers	(1)	(2)	—	—
Employer contributions	44	163	27	22
Benefit payments	(54)	(46)	(27)	(22)

Fair value at end of year	$1,149	$1,025	$—	$—

Additional Plan Information

	Pension		Postretirement
	2005	2004	2005	2004
Projected benefit obligation	$1,439	$1,252	$384	$379
Accumulated benefit obligation	$1,330	$1,150	$384	$379
Fair value of plan assets (1)	$1,190	$1,033	$—	$—

(1)	Includes fourth quarter employer contributions.
     The accumulated and projected obligations for all plans exceed the fair value of assets.
Funded Status Recognized on the Consolidated Balance Sheets

	Pension		Postretirement
	2005	2004	2005	2004
Funded status at end of year	$(290)	$(227)	$(384)	$(379)
Unrecognized prior service cost	64	50	2	(6)
Unrecognized loss	474	458	137	145
Fourth quarter employer contribution	41	8	6	8

Net amounts recognized	$289	$289	$(239)	$(232)

Net Amounts Recognized in the Consolidated Balance Sheets

	Pension		Postretirement
	2005	2004	2005	2004
Other liabilities	$(158)	$(136)	$(239)	$(232)
Intangible assets	64	50	—	—
Accumulated other comprehensive loss	383	375	—	—

Net amounts recognized	$289	$289	$(239)	$(232)

Increase in minimum liability included in accumulated other comprehensive loss in Shareholders’ Equity	$8	$29	$—	$—

     At December 31, 2005 and December 25, 2004, the accumulated benefit obligation of PBG’s U.S. pension plans exceeded the fair market value of the plan assets resulting in the recognition of the unfunded liability as a minimum balance sheet liability. As a result of this additional liability, our intangible asset increased by $14 million to $64 million in 2005, which equals the amount of unrecognized prior service cost in our plans. The remainder of the liability that exceeded the unrecognized prior service cost was recognized as an increase to accumulated other comprehensive loss of $8 million and $29 million in 2005 and 2004, respectively, before taxes and minority interest. The adjustments to accumulated other comprehensive loss are reflected after minority interest of $1 million and $2 million, and deferred income taxes of $2 million and $11 million in 2005 and 2004, respectively, in our Consolidated Statements of Changes in Shareholders’ Equity.
Assumptions
     The weighted-average assumptions used to measure net expense for years ended:

	Pension			Postretirement
	2005	2004	2003	2005	2004	2003
Discount rate	6.15%	6.25%	6.75%	6.15%	6.25%	6.75%
Expected return on plan assets (1)	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	3.60%	4.20%	4.34%	3.60%	4.20%	4.34%

(1)	Expected return on plan assets is presented after administration expenses.
     The weighted-average assumptions used to measure the benefit liability as of the end of the year were as follows:

	Pension		Postretirement
	2005	2004	2005	2004
Discount rate	5.80%	6.15%	5.55%	6.15%
Rate of compensation increase	3.53%	3.60%	3.53%	3.60%
     We have evaluated these assumptions with our actuarial advisors and we believe that they are appropriate, although an increase or decrease in the assumptions or economic events outside our control could have a material impact on reported net income.
Funding and Plan Assets

Asset Category	Allocation Percentage
	Target	Actual	Actual
	2006	2005	2004
Equity securities	75%	76%	75%
Debt securities	25%	24%	25%

     The table above shows the target allocation and actual allocation. Our target allocations of our plan assets reflect the long-term nature of our pension liabilities. None of the assets are invested directly in equity or debt instruments issued by PBG, PepsiCo or any bottling affiliates of PepsiCo, although it is possible that insignificant indirect investments exist through our broad market indices. Our equity investments are diversified across all areas of the equity market (i.e., large, mid and small capitalization stocks as well as international equities). Our fixed income investments are also diversified and consist of both corporate and U.S. government bonds. We currently do not invest directly into any derivative investments. PBG’s assets are held in a pension trust account at our trustee’s bank.
     PBG’s pension investment policy and strategy are mandated by PBG’s Pension Investment Committee (“PIC”) and are overseen by the PBG Board of Directors’ Compensation and Management Development Committee. The plan assets are invested using a combination of enhanced and passive indexing strategies. The performance of the plan assets is benchmarked against market indices and reviewed by the PIC. Changes in investment strategies, asset allocations and specific investments are approved by the PIC prior to execution.
     Health Care Cost Trend Rates
     We have assumed an average increase of 9.0 percent in 2006 in the cost of postretirement medical benefits for employees who retired before cost sharing was introduced. This average increase is then projected to decline gradually to 5.0 percent in 2013 and thereafter.
     Assumed health care cost trend rates have an impact on the amounts reported for postretirement medical plans. A one-percentage point change in assumed health care costs would have the following impact:

	1%	1%
	Increase	Decrease
Effect on total fiscal year 2005 service and interest cost components	$1	$(1)
Effect on the fiscal year 2005 accumulated postretirement benefit obligation	$7	$(7)
     On May 19, 2004, the FASB issued Staff Position No. FAS 106-2 to provide guidance relating to the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”). The prescription drug benefits currently provided to all our Medicare-eligible retirees would be considered actuarially equivalent to the benefit provided under the Act based on the guidance issued by the Centers for Medicare & Medicaid Services.
     For the years ended 2005 and 2004, the net periodic postretirement medical benefits cost decreased by $1.7 million and $1.1 million, respectively as a result of the Act.
     In addition, the Obligation (accumulated projected benefit obligation) as of year end 2005 and 2004 decreased by $14.8 million and $14.3 million, respectively as a result of the Act.
     There were no changes in estimates of participation or per-capita claims costs as a result of the Act.
     Pension and Postretirement Cash Flow
     Our contributions are made in accordance with applicable tax regulations that provide us with current tax deductions for our contributions and for taxation to the employee when the benefits are received. We do not fund our pension plan and postretirement medical plans when our contributions would not be tax deductible or when benefits would be taxable to the employee before receipt. Of the total pension liabilities at December 31, 2005, $52 million relates to plans not funded due to these unfavorable tax consequences.

Employer Contributions to U.S. Plans	Pension	Postretirement
2004	$81	$22
2005	$77	$27
2006 (expected)	$56	$28

     Our 2006 expected contributions are intended to meet or exceed the IRS minimum requirements and provide us with current tax deductions.
     Expected Benefit Payments
     The expected benefit payments made from our pension and postretirement medical plans (with and without the subsidy received from the Act) to our participants over the next ten years are as follows:

	Pension	Postretirement
		Including	Excluding
		Medicare	Medicare
Expected Benefit Payments		Subsidy	Subsidy
2006	$55	$27	$28
2007	$60	$26	$27
2008	$65	$26	$28
2009	$69	$27	$28
2010	$75	$27	$28
2011 to 2015	$483	$136	$142
Note 13—Stock-Based Compensation Plans
     Under our stock-based long-term incentive compensation plans (“incentive plan”) we grant non-qualified stock options to certain employees, including middle and senior management. We also grant restricted stock and restricted stock units to certain senior executives. Non-employee members of our Board (“Directors”) participate in a separate incentive plan. Directors receive a one-time restricted stock award of $25,000 upon commencing service on our Board and, each year while serving as a Director, each Director is granted an equity-based award, which may include non-qualified stock options, shares of common stock or restricted stock.
     Beginning in 2006, under our incentive plans an equal mix of stock options and restricted stock units will be granted to Directors and middle and senior management employees.
     Restricted Stock and Restricted Stock Units
     Restricted stock and restricted stock units granted to employees have vesting periods that range from two to five years. In addition, restricted stock unit awards to certain senior executives contain vesting provisions that are contingent upon the achievement of pre-established performance targets. The initial restricted stock award to Directors remains restricted while the individual serves on the Board. The annual grants to Directors are immediately vested, but may be deferred. All restricted stock and restricted stock unit awards are settled in shares of PBG common stock.
     Upon issuance of restricted stock or restricted stock units, unearned compensation is recognized within shareholders’ equity for the cost of the stock or units. The unearned compensation is recognized as compensation expense ratably over the vesting period of the award.
     The following table summarizes restricted stock and restricted stock unit activity for the years ended 2005, 2004, and 2003:

	Restricted Stock			Restricted Stock Units
	Granted	Weighted		Granted	Weighted	Outstanding
	during the	-Average	Outstanding	during the	-Average	at year
	year	Grant Price	at year end	year	Grant Price	end
2005	—	—	352,000	538,000	$28.12	567,000
2004	45,000	$24.25	394,000	3,000	$30.25	29,000
2003	350,000	$23.48	350,000	1,000	$18.25	26,000

     Stock Options
     Options granted in 2005, 2004 and 2003 had exercise prices ranging from $27.75 per share to $29.75 per share, $24.25 per share to $30.25 per share and $18.25 per share to $25.50 per share, respectively, expire in 10 years and generally become exercisable 25 percent after one year, an additional 25 percent after two years, and the remainder after three years. We measure the fair value of our options on the date of grant using the Black-Scholes-Merton option-pricing model.
     The following table summarizes option activity during 2005:

		Weighted
		-Average
		Exercise
Options in millions	Options	Price
Outstanding at beginning of year	38.4	$20.35
Granted	7.9	$28.24
Exercised	(6.8)	$15.93
Forfeited	(1.4)	$26.61

Outstanding at end of year	38.1	$22.54

Exercisable at end of year	22.7	$19.08

Weighted-average fair value of options granted during the year		$8.68

     The following table summarizes option activity during 2004:

		Weighted
		-Average
		Exercise
Options in millions	Options	Price
Outstanding at beginning of year	41.3	$17.19
Granted	7.1	$29.54
Exercised	(9.3)	$12.86
Forfeited	(0.7)	$25.38

Outstanding at end of year	38.4	$20.35

Exercisable at end of year	23.4	$16.43

Weighted-average fair value of options granted during the year		$10.81

     The following table summarizes option activity during 2003:

		Weighted
		-Average
		Exercise
Options in millions	Options	Price
Outstanding at beginning of year	37.4	$15.53
Granted	8.1	$23.27
Exercised	(3.1)	$11.27
Forfeited	(1.1)	$22.44

Outstanding at end of year	41.3	$17.19

Exercisable at end of year	26.9	$13.93

Weighted-average fair value of options granted during the year		$9.29

     Stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Options in millions
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Options	Life In Years	Price	Options	Price
$9.38-$11.49	3.1	4.25	$9.39	3.1	$9.39
$11.50-$15.88	4.9	3.36	$11.75	4.9	$11.75
$15.89-$22.50	5.9	5.37	$20.52	5.7	$20.57
$22.51-$28.24	10.6	6.90	$24.38	7.4	$24.57
$28.25-$30.25	13.6	8.78	$28.85	1.6	$29.51

	38.1	6.66	$22.54	22.7	$19.08

Note 14—Income Taxes
     The details of our income tax provision are set forth below:

	2005	2004	2003
Current:
Federal	$238	$135	$93
Foreign	26	35	12
State	26	17	8

	290	187	113

Deferred:
Federal	(36)	54	74
Foreign	(19)	(22)	26
State	(10)	9	14

	(65)	41	114

	225	228	227
International legal entity/debt restructuring reserves	22	30	—
International tax rate change (benefit)/expense	—	(26)	11

	247	232	238

Cumulative effect of change in accounting principle	—	—	(1)

	$247	$232	$237

     In 2005, our tax provision includes increased taxes on U.S. earnings and additional contingencies related to certain historic tax positions, as well as the following significant items:
•	Valuation allowances — In the fourth quarter, we reversed valuation allowances resulting in a $27 million tax benefit. These reversals were due in part to improved profitability trends in Russia and a change to the Russia tax law that enables us to use a greater amount of our Russian NOLs. Additionally, the implementation of U.S. legal entity restructuring contributed to the remainder of the valuation allowance reversal.

•	International legal entity/debt restructuring — In the fourth quarter, we completed the reorganization of our international legal entity and debt structure to allow for more efficient cash mobilization, to reduce taxable foreign exchange risks and to reduce potential future tax costs. This reorganization resulted in a $22 million tax charge.
     In 2004, we had the following significant tax items, which decreased our tax expense by approximately $4 million:
•	International tax structure change — In December 2004, we initiated a reorganization of our international tax structure to allow for more efficient cash mobilization and to reduce future tax costs. This reorganization triggered a $30 million tax charge in the fourth quarter, of which $14 million was recorded as part of our current provision and $16 million was recorded in our deferred tax provision.
•	Mexico tax rate change — In December 2004, legislation was enacted changing the Mexican statutory income tax rate. This rate change decreased our net deferred tax liabilities and resulted in a $26 million tax benefit in the fourth quarter.
•	Tax reserves — During 2004, we adjusted previously established liabilities for tax exposures due largely to the settlement of certain international tax audits. The adjustment of these liabilities resulted in an $8 million tax benefit for the year.
     Our 2003 income tax provision includes an increase in income tax expense of $11 million due to enacted tax rate changes in Canada during the 2003 tax year.
     Our U.S. and foreign income before income taxes is set forth below:

	2005	2004	2003
U.S.	$588	$550	$533
Foreign	125	139	127

Income before income taxes and cumulative effect of change in accounting principle	$713	$689	$660
Cumulative effect of change in accounting principle	—	—	(7)

	$713	$689	$653

     Our reconciliation of income taxes calculated at the U.S. federal statutory rate to our provision for income taxes is set forth below:

	2005	2004	2003
Income taxes computed at the U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	2.1	2.2	1.9
Impact of foreign results	(4.4)	(10.4)	(11.4)
Change in valuation allowances, net	(6.0)	3.4	5.6
Nondeductible expenses	1.8	2.1	1.9
Qualified domestic production activity deduction	(0.9)	—	—
International tax audit settlements, net	—	(1.2)	—
Other, net	4.1	2.0	1.4

	31.7	33.1	34.4
International legal entity/debt restructuring reserves	3.0	4.3	—
International rate change (benefit)/expense	—	(3.7)	1.7

Total effective income tax rate before cumulative effect of change in accounting principle	34.7%	33.7%	36.1%

Cumulative effect of change in accounting principle	—	—	0.2

Total effective income tax rate	34.7%	33.7%	36.3%

     The details of our 2005 and 2004 deferred tax liabilities (assets) are set forth below:

	2005	2004
Intangible assets and property, plant and equipment	$1,627	$1,575
Other	94	112

Gross deferred tax liabilities	1,721	1,687

Net operating loss carryforwards	(291)	(356)
Employee benefit obligations	(196)	(179)
Bad debts	(16)	(17)
Various liabilities and other	(83)	(91)

Gross deferred tax assets	(586)	(643)
Deferred tax asset valuation allowance	228	320

Net deferred tax assets	(358)	(323)

Net deferred tax liability	$1,363	$1,364

Consolidated Balance Sheets Classification
Prepaid expenses and other current assets	$(61)	$(51)
Other assets	(14)	—
Accounts payable and other current liabilities	17	—
Deferred income taxes	1,421	1,415

	$1,363	$1,364

     We have net operating loss carryforwards (“NOLs”) totaling $1,146 million at December 31, 2005, which are available to reduce future taxes in the U.S., Spain, Greece, Russia, Turkey and Mexico. Of these NOLs, $6 million expire in 2006 and $1,140 million expire at various times between 2007 and 2025. At December 31, 2005, we have tax credit carryforwards in the U.S. of $4 million with an indefinite carryforward period and in Mexico of $14 million, which expires at various times between 2009 and 2015.
     We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Our valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, decreased by $92 million in 2005 and increased by $49 million in 2004.
     Approximately $17 million of our valuation allowance relating to our deferred tax assets at December 31, 2005, would be applied to reduce goodwill if reversed in future periods.
     Deferred taxes are not recognized for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. Determination of the amount of unrecognized deferred taxes related to these investments is not practicable. The undistributed earnings and profits of our foreign subsidiaries were approximately $564 million at December 31, 2005. The American Jobs Creation Act of 2004 provides a special tax deduction for the repatriation in either 2004 or 2005 of earnings and profits from foreign subsidiaries. We evaluated this special tax deduction and, based on the facts surrounding our foreign operations, decided not to repatriate any of our undistributed foreign earnings and profits pursuant to this deduction.
     Income taxes receivable from taxing authorities were $39 million and $50 million at December 31, 2005 and December 25, 2004, respectively. Such amounts are recorded within prepaid expenses and other current assets and other long-term assets in our Consolidated Balance Sheets. Income taxes payable to taxing authorities were $34 million and $17 million at December 31, 2005 and December 25, 2004, respectively. Such amounts are recorded within accounts payable and other current liabilities in our Consolidated Balance Sheets.
     Income taxes receivable from related parties were $4 million and $5 million at December 31, 2005 and December 25, 2004, respectively. Such amounts are recorded within accounts receivable in our Consolidated Balance Sheets. Amounts paid to taxing authorities and related parties for income taxes were $235 million, $172 million and $115 million in 2005, 2004 and 2003 respectively.

     Under our tax separation agreement with PepsiCo, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before our initial public offering that occurred in March 1999. PepsiCo has contractually agreed to act in good faith with respect to all tax examination matters affecting us. In accordance with the tax separation agreement, we will bear our allocable share of any risk or benefit resulting from the settlement of tax matters affecting us for these periods.
Note 15—Geographic Data
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages. We conduct business in the U.S., Mexico, Canada, Spain, Russia, Greece and Turkey.

	Net Revenues
	2005	2004	2003
U.S.	$8,438	$7,818	$7,406
Mexico	1,177	1,071	1,105
Other countries	2,270	2,017	1,754

	$11,885	$10,906	$10,265

	Long-Lived Assets
	2005	2004
U.S.	$6,129	$5,875
Mexico	1,478	1,435
Other countries	1,505	1,444

	$9,112	$8,754

Note 16—Related Party Transactions
     PepsiCo is considered a related party due to the nature of our franchise relationship and its ownership interest in our company. The most significant agreements that govern our relationship with PepsiCo consist of:
(1)	The master bottling agreement for cola beverages bearing the “Pepsi-Cola” and “Pepsi” trademarks in the United States; master bottling agreements and distribution agreements for non-cola products in the United States; and a master fountain syrup agreement in the United States;

(2)	Agreements similar to the master bottling agreement and the non-cola agreements for each country in which we operate, including Canada, Spain, Russia, Greece, Turkey and Mexico, as well as a fountain syrup agreement for Canada, similar to the master syrup agreement;

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

(4)	Transition agreements that provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the initial public offering. Under our tax separation agreement, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before the date of our initial public offering.
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

     The Consolidated Statements of Operations include the following income (expense) amounts as a result of transactions with PepsiCo and its affiliates:

	2005	2004	2003
Net revenues:
Bottler incentives (a)	$51	$22	$21

Cost of sales:
Purchases of concentrate and finished products, and Aquafina royalty fees (b)	$(2,993)	$(2,741)	$(2,527)
Bottler incentives (a)	559	522	527
Manufacturing and distribution service reimbursements (c)	—	—	6

	$(2,434)	$(2,219)	$(1,994)

Selling, delivery and administrative expenses:
Bottler incentives (a)	$78	$82	$98
Fountain service fee (d)	183	180	200
Frito-Lay purchases (e)	(144)	(75)	(51)
Shared services (f):
Shared services expense	(69)	(68)	(72)
Shared services revenue	8	10	10

Net shared services	(61)	(58)	(62)

HFCS (h)	23	—	—

	$79	$129	$185

Income tax benefit (g)	$3	$17	$7

     (a) Bottler Incentives and Other Arrangements — In order to promote PepsiCo beverages, PepsiCo, at its discretion, provides us with various forms of bottler incentives. These incentives cover a variety of initiatives, including direct marketplace support and advertising support. We record most of these incentives as an adjustment to cost of sales unless the incentive is for reimbursement of a specific, incremental and identifiable cost. Under these conditions, the incentive would be recorded as an offset against the related costs, either in revenue or selling, delivery and administrative expenses. Changes in our bottler incentives and funding levels could materially affect our business and financial results.
     (b) Purchase of Concentrate and Finished Product — As part of our franchise relationship, we purchase concentrate from PepsiCo, pay royalties and produce or distribute other products through various arrangements with PepsiCo or PepsiCo joint ventures. The prices we pay for concentrate, finished goods and royalties are determined by PepsiCo at its sole discretion. Concentrate prices are typically determined annually. In February 2005, PepsiCo increased the price of U.S. concentrate by two percent. PepsiCo has recently announced a further increase of approximately two percent, effective February 2006. Significant changes in the amount we pay PepsiCo for concentrate, finished goods and royalties could materially affect our business and financial results. These amounts are reflected in cost of sales in our Consolidated Statements of Operations.
     (c) Manufacturing and Distribution Service Reimbursements — In 2003, we provided manufacturing services to PepsiCo and PepsiCo affiliates in connection with the production of certain finished beverage products.
     (d) Fountain Service Fee — We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Amounts received from PepsiCo for these transactions are offset by the cost to provide these services and are reflected in our Consolidated Statements of Operations in selling, delivery and administrative expenses.

     (e) Frito-Lay Purchases — We purchase snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in Russia. Amounts paid to PepsiCo for these transactions are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.
     (f) Shared Services — We provide to and receive various services from PepsiCo and PepsiCo affiliates pursuant to a shared services agreement and other arrangements. In the absence of these agreements, we would have to obtain such services on our own. We might not be able to obtain these services on terms, including cost, which are as favorable as those we receive from PepsiCo. Total expenses incurred and income generated is reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.
     (g) Income Tax Benefit — Under our tax separation agreement with PepsiCo, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before our initial public offering that occurred in March 1999. PepsiCo has contractually agreed to act in good faith with respect to all tax examination matters affecting us. In accordance with the tax separation agreement, we will bear our allocable share of any risk or benefit resulting from the settlement of tax matters affecting us for these periods.
     (h) High Fructose Corn Syrup (“HFCS”) Settlement — On June 28, 2005, Bottling Group LLC and PepsiCo entered into a settlement agreement related to the allocation of certain proceeds from the settlement of the HFCS class action lawsuit. The lawsuit related to purchases of high fructose corn syrup by several companies, including bottling entities owned and operated by PepsiCo, during the period from July 1, 1991 to June 30, 1995 (the “Class Period”). Certain of the bottling entities owned by PepsiCo were transferred to PBG when PepsiCo formed PBG in 1999 (the “PepsiCo Bottling Entities”). Under the settlement agreement with PepsiCo, the Company ultimately received 45.8 percent (or approximately $23 million) of the total recovery related to HFCS purchases by PepsiCo Bottling Entities during the Class Period.
     We are not required to pay any minimum fees to PepsiCo, nor are we obligated to PepsiCo under any minimum purchase requirements.
     We paid PepsiCo $1 million and $3 million during 2004 and 2003, respectively, for distribution rights relating to the SoBe brand in certain PBG-owned territories in the U.S. and Canada.
     Bottling Group, LLC will distribute pro rata to PepsiCo and PBG, based upon membership interest, sufficient cash such that aggregate cash distributed to us will enable us to pay our income taxes and interest on our $1 billion 7.0% senior notes due 2029. PepsiCo’s pro-rata cash distribution during 2005, 2004 and 2003 from Bottling Group, LLC was $12 million, $13 million and $7 million, respectively.
     As of December 31, 2005 and December 25, 2004, the receivables from PepsiCo and its affiliates were $143 million and $150 million, respectively. These balances are shown as part of accounts receivable in our Consolidated Financial Statements. The payables to PepsiCo and its affiliates were $176 million and $144 million, respectively. These balances are shown as part of accounts payable and other current liabilities in our Consolidated Financial Statements.
     Two of our board members are employees of PepsiCo. Neither of these board members serves on our Audit and Affiliated Transactions Committee, Compensation and Management Development Committee or Nominating and Corporate Governance Committee. In addition, one of the managing directors of Bottling Group, LLC, our principal operating subsidiary, is an employee of PepsiCo.
Note 17—Contingencies
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

Note 18—Acquisitions
     In September 2005, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from the Pepsi-Cola Bottling Company of Charlotte, North Carolina. The acquisition did not have a material impact on our Consolidated Financial Statements.
     As a result of the acquisition, we have assigned $70 million to goodwill, $118 million to franchise rights and $12 million to non-compete arrangements. The goodwill and franchise rights are not subject to amortization. The non-compete agreements are being amortized over ten years. The allocations of the purchase price for the acquisition are still preliminary and will be determined based on the estimated fair value of assets acquired and liabilities assumed as of the date of the acquisition. The operating results of the acquisition are included in the accompanying consolidated financial statements from its date of purchase. The acquisition was made to enable us to provide better service to our large retail customers. We expect the acquisition to reduce costs through economies of scale.
     During 2004, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from four franchise bottlers. The following acquisitions occurred for an aggregate purchase price of $95 million in cash and assumption of liabilities of $22 million:
•	Gaseosas, S.A. de C.V. of Mexicali, Mexico in March

•	Seltzer and Rydholm, Inc. of Auburn, Maine in October

•	Phil Gaudreault et Fils Ltee of Quebec, Canada in November

•	Bebidas Purificada, S.A. de C.V. of Juarez, Mexico in November
     As a result of these acquisitions, we have assigned $5 million to goodwill, $66 million to franchise rights and $3 million to non-compete arrangements. The goodwill and franchise rights are not subject to amortization. The non-compete agreements are being amortized over five to ten years.
     During 2004, we also paid $1 million for the purchase of certain distribution rights relating to SoBe.
Note 19 — Accumulated Other Comprehensive Loss
     The year-end balances related to each component of accumulated other comprehensive loss were as follows:

	2005	2004	2003
Net currency translation adjustment	$(46)	$(111)	$(195)
Cash flow hedge adjustment (1)	3	10	13
Minimum pension liability adjustment (2)	(219)	(214)	(198)

Accumulated other comprehensive loss	$(262)	$(315)	$(380)

(1)	Net of minority interest and taxes of $(2) million in 2005, $(7) million in 2004 and $(9) million in 2003.

(2)	Net of minority interest and taxes of $164 million in 2005, $161 million in 2004 and $148 million in 2003.

Note 20—Computation of Basic and Diluted Earnings Per Share
     (shares in thousands)

	2005	2004	2003
Number of shares on which basic earnings per share are based:

Weighted-average outstanding during period	243,461	255,061	269,933
Add — Incremental shares under stock compensation plans	6,752	8,423	6,986

Number of shares on which diluted earnings per share are based:	250,213	263,484	276,919

Basic and diluted net income applicable to common shareholders	$466	$457	$416

Basic earnings per share	$1.91	$1.79	$1.54

Diluted earnings per share	$1.86	$1.73	$1.50
     Diluted earnings per share reflect the potential dilution that could occur if the stock options or other equity awards from our stock compensation plans were exercised and converted into common stock that would then participate in net income. Options to purchase 9.9 million shares at December 31, 2005, 6.8 million shares at December 25, 2004, and 14.3 million shares at December 27, 2003 are not included in the computation of diluted earnings per share because the effect of including the options in the computation would be antidilutive.
Note 21—Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Full Year
Net revenues	$2,147	$2,862	$3,214	$3,662	$11,885
Gross profit	1,031	1,367	1,519	1,715	5,632
Operating income	120	303	393	207	1,023
Net income	39	148	205	74	466

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter (1),(2)	Full Year
Net revenues	$2,067	$2,675	$2,934	$3,230	$10,906
Gross profit	1,016	1,297	1,412	1,525	5,250
Operating income	137	286	357	196	976
Net income	50	142	191	74	457

(1)	Includes Mexico tax law change benefit of $26 million and international tax restructuring charge of $30 million.

(2)	Includes a $9 million non-cash impairment charge ($6 million net of tax and minority interest) relating to our re-evaluation of the fair value of our franchise licensing agreement for the Squirt trademark in Mexico.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
The Pepsi Bottling Group, Inc.
Somers, New York
We have audited the accompanying consolidated balance sheet of The Pepsi Bottling Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
The Pepsi Bottling Group, Inc.:
We have audited the accompanying consolidated balance sheet of The Pepsi Bottling Group, Inc. and subsidiaries as of December 25, 2004, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the fiscal years in the two-year period ended December 25, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Pepsi Bottling Group, Inc. and subsidiaries as of December 25, 2004, and the results of their operations and their cash flows for each of the fiscal years in the two-year period ended December 25, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
February 25, 2005

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          Included in Item 7, Management’s Financial Review — Market Risks and Cautionary Statements.
Item 8. Financial Statements and Supplementary Data
          Included in Item 7, Management’s Financial Review — Financial Statements
          The financial statements of Bottling LLC, included in Bottling LLC’s Annual Report on Form 10-K and filed with the SEC on February 24, 2006, are hereby incorporated by reference as required by the SEC as a result of Bottling LLC’s guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.
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
          Management’s Report on Internal Control Over Financial Reporting
          PBG’s management is responsible for establishing and maintaining adequate internal control over financial reporting for PBG. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of PBG’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that PBG’s receipts and expenditures are being made only in accordance with authorizations of PBG’s management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of PBG’s assets that could have a material effect on the financial statements.
          As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of PBG’s internal control over financial reporting using the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.
          Based on this assessment, management concluded that PBG’s internal control over financial reporting was effective as of December 31, 2005. Management has not identified any material weaknesses in PBG’s internal control over financial reporting as of December 31, 2005.
          Our independent auditors, Deloitte & Touche, LLP (“D&T”), who have audited and reported on our financial statements, issued an attestation report on our assessment of the Company’s internal control over financial reporting. D&T’s reports are included in this annual report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
The Pepsi Bottling Group, Inc.
Somers, New York
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Pepsi Bottling Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 and our reports dated February 24, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP

New York, New York
February 24, 2006

          Changes in Internal Controls
          PBG’s management also carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in PBG’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
          None.
PART III
Item 10. Directors and Executive Officers of PBG
          The name, age and background of each of our directors nominated for election are contained under the caption “Election of Directors” in our Proxy Statement for our 2006 Annual Meeting of Shareholders. The identification of our Audit Committee and our Audit Committee financial expert is contained in PBG’s Proxy Statement for our 2006 Annual Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit and Affiliated Transactions Committee.” Information regarding the adoption of our Worldwide Code of Conduct, any material amendments thereto and any related waivers are contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the captions “CORPORATE GOVERNANCE — Worldwide Code of Conduct.” All of the foregoing information is incorporated herein by reference. The Worldwide Code of Conduct is posted on the PBG Website at http:// www.pbg.com under Investor Relations — Company Information — Corporate Governance. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported in Part I of this Report.
          Information on compliance with Section 16(a) of the Exchange Act is contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the captions “OWNERSHIP OF PBG COMMON STOCK — Section 16 Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
Item 11. Executive Compensation
          Information on compensation of our directors and certain named executive officers is contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the captions “Directors’ Compensation” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Information on the number of shares of PBG Common Stock beneficially owned by each director, each named executive officer and by all directors and all executive officers as a group is contained under the captions “OWNERSHIP OF PBG COMMON STOCK — Ownership of Common Stock by Directors and Executive Officers” and information on each beneficial owner of more that 5% of PBG Common Stock is contained under the captions “OWNERSHIP OF PBG COMMON STOCK-Stock Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information.
          The table below sets forth certain information as of December 31, 2005, the last day of the fiscal year, for (i) all equity compensation plans previously approved by our shareholders and (ii) all equity compensation plans not previously approved by our shareholders.

Number of
securities
remaining available
	Number of			for future issuance
	securities to be			under equity
	issued upon		Weighted-average	compensation plans
	exercise of		exercise price of	(excluding
	outstanding		outstanding	securities
	options, warrants		options, warrants	reflected in
Plan Category	and rights		and rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	35,754,810	(1)	22.81	15, 941,667

Equity compensation plans not approved by security holders	2,877,834	(2)	14.77	0	(3)
Total	38,632,644		22.21	15,941,667

(1)	The securities reflected in this category are authorized for issuance (a) upon exercise of awards granted under the Directors’ Stock Plan and the 2004 Long-Term Incentive Plan and (b) upon exercise of awards granted prior to May 26, 2004 under the following PBG plans: (i) 1999 Long-Term Incentive Plan; (ii) 2000 Long-Term Incentive Plan and (iii) 2002 Long-Term Incentive Plan. Effective May 26, 2004, no securities were available for future issuance under the 1999 Long-Term Incentive Plan, the 2000 Long-Term Incentive Plan, or the 2002 Long- Term Incentive Plan.

(2)	The securities reflected in this category are authorized for issuance upon exercise of awards granted prior to May 26, 2004 under the PBG Stock Incentive Plan (the “SIP”). Effective May 26, 2004, no securities were available for future issuance under the SIP.

(3)	The 2004 Long-Term Incentive Plan and the Directors’ Stock Plan, both of which have been approved by shareholders, are the only equity compensation plans that provide securities remaining available for future issuance.
          Description of the PBG Stock Incentive Plan. Effective May 26, 2004, no securities were available for future issuance under the SIP. The SIP is a non-shareholder approved, broad-based plan that was adopted by the Board of Directors on March 30, 1999. No grants, other than stock option awards, have been made under the SIP. All stock options were granted to select groups of non-management employees with an exercise price equal to the fair market value of PBG Common Stock on the grant date. The options generally become exercisable three years from the date of grant and have a ten-year term. At year-end 2005, options covering 2,877,834 shares were outstanding under the SIP. The SIP is filed as Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 25, 1999 and qualifies this summary in its entirety.
Item 13. Certain Relationships and Related Transactions
          Information relating to certain transactions between PBG, PepsiCo and their affiliates and certain other persons is set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
          PBG changed its independent auditors, effective June 1, 2005, from KPMG, LLP (“KPMG”) to Deloitte & Touche LLP (“D&T”). Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal 2004 and 2005 by KPMG, and in 2005 by D&T, for services rendered to PBG is set forth under the caption “INDEPENDENT AUDITORS” in the Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit and Affiliated Transactions Committee is set forth under the caption “INDEPENDENT AUDITORS — Pre-Approval Policies and Procedures” in the Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
          (a) 1. Financial Statements. The following consolidated financial statements of PBG and its subsidiaries are included herein on the pages indicated on the index in Item 7:
Consolidated Statements of Operations — Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003.
Consolidated Statements of Cash Flows — Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003.
Consolidated Balance Sheets — December 31, 2005 and December 25, 2004.
Consolidated Statements of Changes in Shareholders’ Equity — Fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003.
Notes to Consolidated Financial Statements.
Independent Auditors’ Reports.
          The financial statements of Bottling LLC, included in Bottling LLC’s Annual Report on Form 10-K and filed with the SEC on February 24, 2006, are hereby incorporated by reference as required by the SEC as a result of Bottling LLC’s guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

          2. Financial Statement Schedules. The following financial statement schedules of PBG and its subsidiaries are included in this Report on the page indicated:

Page
Independent Auditors’ Report on Schedule (Deloitte & Touche LLP)	F-2

Independent Auditors’ Report on Schedule and Consent (KPMG LLP)	F-3

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended
December 31, 2005, December 25, 2004 and December 27, 2003	F-4
          3. Exhibits
     See Index to Exhibits on pages E-1- E-5.

SIGNATURES
          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, The Pepsi Bottling Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 23, 2006

The Pepsi Bottling Group, Inc.

By:	/s/ John T. Cahill
John T. Cahill
Chairman and Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Pepsi Bottling Group, Inc. and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ John T. Cahill John T. Cahill	Chairman of the Board and Chief Executive Officer	February 23, 2006

/s/ Alfred H. Drewes Alfred H. Drewes	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2006

/s/ Andrea L. Forster Andrea L. Forster	Vice President and Controller (Principal Accounting Officer)	February 23, 2006

/s/ Linda G. Alvarado Linda G. Alvarado	Director	February 23, 2006

/s/ Barry H. Beracha Barry H. Beracha	Director	February 23, 2006

/s/ Ira D. Hall Ira D. Hall	Director	February 23, 2006

/s/ Thomas H. Kean Thomas H. Kean	Director	February 23, 2006

/s/ Susan D. Kronick Susan D. Kronick	Director	February 23, 2006

/s/ Blythe J. McGarvie Blythe J. McGarvie	Director	February 23, 2006

/s/ Margaret D. Moore Margaret D. Moore	Director	February 23, 2006

/s/ John A. Quelch John A. Quelch	Director	February 23, 2006

S-1

SIGNATURE	TITLE	DATE

/s/ Rogelio Rebolledo Rogelio Rebolledo	Director	February 23, 2006

/s/ Clay G. Small Clay G. Small	Director	February 23, 2006

S-2

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Independent Auditors’ Report on Schedule (Deloitte & Touche LLP)	F-2
Independent Auditors’ Report on Schedule and Consent (KPMG LLP)	F-3
Schedule II — Valuation and Qualifying Accounts for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003	F-4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
The Pepsi Bottling Group, Inc.
Somers, New York
We have audited the consolidated financial statements of The Pepsi Bottling Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and for the year ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated February 24, 2006; such reports are included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
New York, New York
February 24, 2006

Report and Consent of Independent Registered Public Accounting Firm
The Board of Directors
The Pepsi Bottling Group, Inc.:
The audits referred to in our report dated February 25, 2005, with respect to the consolidated financial statements of The Pepsi Bottling Group, Inc. and subsidiaries, included the related financial statement schedule as of December 25, 2004, and for each of the fiscal years in the two-year period ended December 25, 2004, included in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We consent to the incorporation by reference in the registration statements (No. 333-60428, 333-79357, 333-79369, 333-79375, 333-79365, 333-80647, 333-69622, 333-73302, 333-100786, 333-117894, 333-128992, 333-128993) on Form S-8 of The Pepsi Bottling Group, Inc. of our reports, with respect to the consolidated balance sheets of The Pepsi Bottling Group, Inc. and subsidiaries, as of December 25, 2004, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the fiscal years in the two-year period ended December 25, 2004 and our report on the related financial statement schedule, dated February 25, 2005 included in the annual report on Form 10-K.
/s/ KPMG LLP
New York, New York
February 23, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
THE PEPSI BOTTLING GROUP, INC.
IN MILLIONS

					Foreign
	Balance At Beginning	Charged to Cost and		Accounts Written	Currency	Balance At End Of
	Of Period	Expenses	Acquisitions	Off	Translation	Period
Description
Fiscal Year Ended December 31, 2005
Allowance for losses on trade accounts receivable	$61	$3	$—	$(12)	$(1)	$51
Fiscal Year Ended December 25, 2004
Allowance for losses on trade accounts receivable	$72	$(5)	$—	$(7)	$1	$61
Fiscal Year Ended December 27, 2003
Allowance for losses on trade accounts receivable	$67	$12	$—	$(8)	$1	$72

INDEX TO EXHIBITS
EXHIBIT
3.1	Articles of Incorporation of The Pepsi Bottling Group, Inc. (“PBG”), which are incorporated herein by reference to Exhibit 3.1 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

3.2	By-Laws of PBG, which are incorporated herein by reference to Exhibit 3.2 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

3.3	Amendment to Articles of Incorporation of PBG, which is incorporated herein by reference to Exhibit 3.3 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

3.4	Amendment to Articles of Incorporation of PBG dated as of November 27, 2001, which is incorporated herein by reference to Exhibit 3.4 to PBG’s Annual Report on Form 10-K for the year ended December 29, 2001.

4.1	Form of common stock certificate, which is incorporated herein by reference to Exhibit 4 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.2	Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc., as Guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 5 3/8% Senior Notes due 2004 and $1,300,000,000 5 5/8% Senior Notes due 2009, which is incorporated herein by reference to Exhibit 10.9 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.3	First Supplemental Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., Bottling Group, LLC, PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, supplementing the Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, which is incorporated herein by reference to Exhibit 10.10 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.4	Indenture, dated as of March 8, 1999, by and among PBG, as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Notes due 2029, which is incorporated herein by reference to Exhibit 10.14 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.5	U.S. $500,000,000 5-Year Credit Agreement dated as of April 28, 2004 among The Pepsi Bottling Group Inc., Bottling Group, LLC, JP Morgan Chase Bank as Agent, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Book Managers and Bank of America, N.A., Citicorp USA, Inc., Credit Suisse First Boston and Deutsche Bank Securities Inc., as Syndication Agents, which is incorporated herein by reference to Exhibit 4.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 12, 2004.

4.6	Indenture, dated as of November 15, 2002, among Bottling Group, LLC, PepsiCo, Inc., as Guarantor, and JPMorgan Chase Bank, as Trustee, relating to $1 Billion 4- 5/8 % Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.8 to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.7	Registration Rights Agreement, dated as of November 7, 2002 relating to the $1 Billion 4- 5/8 % Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.9 to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.8	Indenture, dated as of June 10, 2003 by and between Bottling Group, LLC, as Obligor, and JPMorgan Chase Bank, as Trustee, relating to $250,000,000 4- 1/8 % Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.9	Registration Rights Agreement dated June 10, 2003 by and among Bottling Group, LLC, J.P. Morgan Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Citigroup Global Markets Inc, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Blaylock & Partners, L.P. and Fleet Securities, Inc, relating to $250,000,000 4- 1/8 % Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.3 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.10	Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as Obligor, and JPMorgan Chase Bank, as Trustee, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Form 8-K dated October 3, 2003.

4.11	Form of Note for the $500,000,000 2.45% Senior Notes due October 16, 2006, which is incorporated herein by reference to Exhibit 4.2 to Bottling Group, LLC’s Form 8-K dated October 3, 2003.

4.12	Form of Note for the $400,000,000 5.00% Senior Notes due November 15, 2013, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Form 8-K dated November 13, 2003.

10.1	Form of Master Bottling Agreement, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.2	Form of Master Syrup Agreement, which is incorporated herein by reference to Exhibit 10.2 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.3	Form of Non-Cola Bottling Agreement, which is incorporated herein by reference to Exhibit 10.3 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.4	Form of Separation Agreement, which is incorporated herein by reference to Exhibit 10.4 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.5	Form of Shared Services Agreement, which is incorporated herein by reference to Exhibit 10.5 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.6	Form of Tax Separation Agreement, which is incorporated herein by reference to Exhibit 10.6 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.7	Form of Employee Programs Agreement, which is incorporated herein by reference to Exhibit 10.7 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.8	PBG Executive Income Deferral Plan, which is incorporated herein by reference to Exhibit 10.8 to PBG’s Annual Report on Form 10-K for the year ended December 25, 1999.

10.9	PBG 1999 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.9 to PBG’s Annual Report on Form 10-K for the year ended December 25, 1999.

10.10	PBG Directors’ Stock Plan, which is incorporated herein by reference to Exhibit 10.10 to PBG’s Annual Report on Form 10-K for the year ended December 25, 1999.

10.11	PBG Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.11 to PBG’s Annual Report on Form 10-K for the year ended December 25, 1999.

10.12	Amended PBG Executive Income Deferral Program, which is incorporated herein by reference to Exhibit 10.12 to PBG’s Annual Report on Form 10-K for the year ended December 30, 2000.

10.13	PBG Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.13 to PBG’s Annual Report on Form 10-K for the year ended December 30, 2000.

10.14	PBG Directors’ Stock Plan, which is incorporated by reference to Exhibit 10.14. to PBG’s Annual Report on Form 10-K for the year ended December 29, 2001.

10.15	Amendment No. 1 to the PBG Directors’ Stock Plan, which is incorporated herein by reference to Exhibit 10 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2003.

10.16	2002 PBG Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.15. to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

10.17	Form of Mexican Master Bottling Agreement, which is incorporated by reference to Exhibit 10.16. to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

10.18	PBG 2004 Long-Term Incentive Plan which is incorporated herein by reference to Appendix B to PBG’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

10.19	Form of Employee Restricted Stock Agreement under the PBG 2004 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.20	Form of Employee Stock Option Agreement under the PBG 2004 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.2 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.21	Form of Non-Employee Director Annual Stock Option Agreement under the PBG Directors’ Stock Plan which is incorporated herein by reference to Exhibit 10.3 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.22	Form of Non-Employee Director Restricted Stock Agreement under the PBG Directors’ Stock Plan, which is incorporated herein by reference to Exhibit 10.4 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.23	PBG Executive Incentive Compensation Plan which is incorporated herein by reference to Exhibit B to PBG’s Proxy Statement for the 2000 Annual Meeting of Shareholders.

10.24	Summary of the material terms of the PBG Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.6 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.25	Description of the compensation paid by PBG to its non-management directors which is incorporated herein by reference to the Directors’ Compensation section in PBG’s Proxy Statement for the 2004 Annual Meeting of Shareholders, as updated by the Form 8-K filed on January 31, 2005.

10.26	Form of Director Indemnification, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 11, 2005.

10.27	PBG 2005 Executive Incentive Compensation Plan which is incorporated herein by reference to Exhibit A to PBG’s Proxy Statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”).

10.28	PBG 2004 Long-Term Incentive Plan as amended and restated, effective May 25, 2005, which is incorporated herein by reference to Exhibit B to the Proxy Statement.

10.29	Settlement Agreement between Bottling Group, LLC and PepsiCo, Inc. dated June 28, 2005, which is incorporated herein by reference to Exhibit 10.4 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 11, 2005.

10.30	Form of Employee Restricted Stock Unit Agreement which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2005.

10.31*	Amended and Restated PBG Directors’ Stock Plan.

10.32*	Form of Non-Employee Director Restricted Stock Unit Agreement under the Amended and Restated PBG Directors’ Stock Plan.

12*	Statement re Computation of Ratios.

21*	Subsidiaries of PBG.

23.1*	Report and Consent of KPMG LLP.

23.2*	Consent of Deloitte & Touche LLP

24*	Copy of Power of Attorney.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith