Form 10-Q
period 2006-09-09
PEPSI BOTTLING GROUP INC
filed 2006-10-17
CIK 1076405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 9, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares of Common Stock outstanding as of October 7, 2006: 236,011,470

The Pepsi Bottling Group, Inc.
Index

Page No.
Part I Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations — 12 and 36 weeks ended September 9, 2006 and September 3, 2005	2

Condensed Consolidated Statements of Cash Flows — 36 weeks ended September 9, 2006 and September 3, 2005	3

Condensed Consolidated Balance Sheets — September 9, 2006 and December 31, 2005	4

Notes to Condensed Consolidated Financial Statements	5—16

Item 2. Management’s Financial Review	17—28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

Part II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	31
EX-10.1: THE PBG DIRECTORS' STOCK PLAN
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.1: BOTTLING GROUP LLC FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.
The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Operations
in millions, except per share amounts, unaudited

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	9, 2006	3, 2005	9, 2006	3, 2005
Net revenues	$3,460	$3,214	$8,965	$8,223
Cost of sales	1,851	1,695	4,770	4,306

Gross profit	1,609	1,519	4,195	3,917
Selling, delivery and administrative expenses	1,226	1,126	3,376	3,101

Operating income	383	393	819	816
Interest expense, net	62	56	186	169
Other non-operating expenses (income), net	1	(1)	11	—
Minority interest	24	24	48	47

Income before income taxes	296	314	574	600
Income tax expense	89	109	185	208

Net income	$207	$205	$389	$392

Basic earnings per share	$0.88	$0.84	$1.65	$1.60

Weighted-average shares outstanding	235	243	236	245

Diluted earnings per share	$0.86	$0.82	$1.61	$1.55

Weighted-average shares outstanding	242	250	242	252

Dividends declared per common share	$0.11	$0.08	$0.30	$0.21

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	36 Weeks Ended
	September	September
	9, 2006	3, 2005
Cash Flows — Operations
Net income	$389	$392
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	434	420
Amortization	9	10
Deferred income taxes	(68)	(5)
Stock-based compensation	46	—
Other non-cash charges and credits, net	239	226
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(532)	(412)
Inventories	(162)	(84)
Prepaid expenses and other current assets	(5)	6
Accounts payable and other current liabilities	288	236
Income taxes payable	155	107

Net change in operating working capital	(256)	(147)

Casualty insurance payments	(47)	(45)
Pension contributions	(1)	(30)
Other, net	(40)	(51)

Net Cash Provided by Operations	705	770

Cash Flows — Investments
Capital expenditures	(525)	(489)
Proceeds from sale of property, plant and equipment	6	20
Acquisitions of bottlers, net of cash acquired	(33)	(1)
Other investing activities, net	8	1

Net Cash Used for Investments	(544)	(469)

Cash Flows — Financing
Short-term borrowings, net	(279)	(60)
Proceeds from long-term debt	793	36
Payments of long-term debt	(99)	(11)
Dividends paid	(64)	(44)
Excess tax benefit from exercise of stock options	17	—
Proceeds from exercise of stock options	142	81
Purchases of treasury stock	(309)	(340)

Net Cash Provided by (Used for) Financing	201	(338)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(1)

Net Increase (Decrease) in Cash and Cash Equivalents	360	(38)
Cash and Cash Equivalents — Beginning of Period	502	305

Cash and Cash Equivalents — End of Period	$862	$267

Supplemental Cash Flow Information

Interest paid	$208	$187

Income taxes paid	$80	$105

Changes in accounts payable related to capital expenditures	$(38)	$(45)

Capital lease additions	$19	$2

Liabilities incurred and/or assumed in conjunction with acquisitions of bottlers	$20	$—

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Balance Sheets
in millions, except per share amounts

	(Unaudited)
	September	December
	9, 2006	31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$862	$502
Accounts receivable, less allowance of $56 at September 9, 2006 and $51 at December 31, 2005	1,736	1,186
Inventories	638	458
Prepaid expenses and other current assets	262	266

Total Current Assets	3,498	2,412

Property, plant and equipment, net	3,747	3,649
Other intangible assets, net	3,804	3,814
Goodwill	1,547	1,516
Other assets	146	133

Total Assets	$12,742	$11,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,948	$1,583
Short-term borrowings	163	426
Current maturities of long-term debt	514	589

Total Current Liabilities	2,625	2,598

Long-term debt	4,741	3,939
Other liabilities	1,142	1,027
Deferred income taxes	1,362	1,421
Minority interest	563	496

Total Liabilities	10,433	9,481

Shareholders’ Equity
Common stock, par value $0.01 per share:
authorized 900 shares, issued 310 shares	3	3
Additional paid-in capital	1,733	1,709
Retained earnings	2,601	2,283
Accumulated other comprehensive loss	(224)	(262)
Deferred compensation	—	(14)
Treasury stock: 74 shares and 71 shares at September 9, 2006 and December 31, 2005, respectively, at cost	(1,804)	(1,676)

Total Shareholders’ Equity	2,309	2,043

Total Liabilities and Shareholders’ Equity	$12,742	$11,524

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
     We consolidate in our financial statements, entities in which we have a controlling financial interest, as well as variable interest entities where we are the primary beneficiary.
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

Quarter	U.S. & Canada	Mexico & Europe
First Quarter	12 weeks	January and February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks (FY 2006)/ 17 weeks (FY 2005)	September, October, November and December
     At September 9, 2006, PepsiCo, Inc. (“PepsiCo”) owned 89,511,358 shares of our common stock, consisting of 89,411,358 shares of common stock and 100,000 shares of Class B common stock. All shares of Class B common stock that have been authorized have been issued to PepsiCo. At September 9, 2006, PepsiCo owned approximately 37.8% of our outstanding common stock and 100% of our outstanding Class B common stock, together representing 43.8% of the voting power of all classes of our voting stock. In addition, PepsiCo owns approximately 6.7% of the equity of Bottling LLC. We fully consolidate the results of Bottling LLC and present PepsiCo’s share as minority interest in our Condensed Consolidated Financial Statements.
Note 2 — Seasonality of Business
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
Note 3 — New Accounting Standards
FASB Interpretation No. 48
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 becomes effective beginning with our first quarter 2007 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
SFAS No. 157
     In September 2006, the FASB issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning with our first quarter 2008 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
SFAS No. 158
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Effective for our fiscal year ending 2006, we will be required to fully recognize the assets and obligations associated with our defined benefit plans. Effective for fiscal year ending 2008, we will be required to measure a plan’s assets and liabilities as of the end of the fiscal year instead of our current measurement date of September 30. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Note 4 — Earnings per Share
     The following tables reconcile the shares outstanding and net earnings used in the computations of both basic and diluted earnings per share:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	9, 2006	3, 2005	9, 2006	3, 2005
Average number of shares outstanding during period on which basic earnings per share is based	235	243	236	245
Add — Incremental shares under stock compensation plans	7	7	6	7

Number of shares on which diluted earnings per share is based	242	250	242	252

Net earnings applicable to common shareholders	$207	$205	$389	$392

Net earnings on which diluted earnings per share is based	$207	$205	$389	$392

Basic earnings per share	$0.88	$0.84	$1.65	$1.60

Diluted earnings per share	$0.86	$0.82	$1.61	$1.55
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
     The following shares are not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the Company’s common shares during the related periods and the effect of including the options in the computation would be antidilutive:
•	For the 12 weeks ended September 9, 2006 and September 3, 2005, options to purchase 0.2 million shares and 6.4 million shares, respectively.

•	For the 36 weeks ended September 9, 2006 and September 3, 2005, options to purchase 2.1 million shares and 11.5 million shares, respectively.
Note 5 — Share-Based Compensation
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
     The adoption of SFAS 123R reduced our basic and diluted earnings per share by $0.04 for the 12 weeks ended September 9, 2006. The adoption of SFAS 123R reduced our basic earnings per share by $0.13 and diluted earnings per share by $0.12 for the 36 weeks ended September 9, 2006. Total share-based compensation expense recognized in selling, delivery and administrative expenses in the Condensed Consolidated Statement of Operations for the 12 weeks ended September 9, 2006 was $14 million, which is before an income tax benefit of $4 million and minority interest of $1 million, resulting in a decrease to net income of $9 million. Total share-based compensation expense recognized in selling, delivery and administrative expenses in the Condensed Consolidated Statement of Operations for the 36 weeks ended September 9, 2006 was $46 million, which is before an income tax benefit of $13 million and minority interest of $3 million, resulting in a decrease to net income of $30 million.
     The following table shows the effect on net income and earnings per share for the 12 weeks and 36 weeks ended September 3, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”:

	12 Weeks Ended	36 Weeks Ended
	September	September
	3, 2005	3, 2005
Net income:
As reported	$205	$392
Add: Total share-based employee compensation included in reported net income, net of taxes and minority interest	—	1
Less: Total share-based employee compensation determined under fair-value based method for all awards, net of taxes and minority interest	(11)	(32)

Pro forma	$194	$361

Earnings per share:
Basic — as reported	$0.84	$1.60
Basic — pro forma	$0.80	$1.47

Diluted — as reported	$0.82	$1.55
Diluted — pro forma	$0.77	$1.42

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
     Beginning in 2006, we have granted a mix of stock options and restricted stock units to middle and senior management employees and Directors under our incentive plans.
     Shares available for future issuance to employees and Directors under existing plans were 11.4 million at September 9, 2006.
     The fair value of PBG stock options was estimated at the date of grant using the Black-Scholes-Merton option-valuation model. The table below outlines the weighted average assumptions for options granted during the 12 and 36 weeks ended September 9, 2006 and September 3, 2005:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	9, 2006	3, 2005	9, 2006	3, 2005
Risk-free interest rate	5.0%	4.0%	4.7%	4.1%
Expected term (in years)	5.7	5.8	5.7	5.8
Expected volatility	27%	28%	27%	28%
Expected dividend yield	1.5%	1.1%	1.5%	1.1%

Estimated fair value per option granted	$10.22	$8.59	$8.75	$8.67
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
     We receive a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price when the options are exercised over the exercise price of the options. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the grant-date fair value for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. For the 36 weeks ended September 9, 2006, we recognized $32 million in tax benefits from the exercise of equity awards, of which $17 million was recorded as excess tax benefits in the Condensed Consolidated Statements of Cash Flows, resulting in a decrease of cash from operations and an increase in cash from financing of $17 million.
     As of September 9, 2006, there was approximately $100 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Stock Options
     Stock options expire after 10 years and prior to the 2006 grant year, stock options granted to employees were generally exercisable 25 percent after each of the first two years, and the remainder after three years. Beginning in 2006, new stock options granted to employees generally will vest ratably over three years. Stock options granted to Directors are typically fully vested on the grant date.
     The following table summarizes option activity during the 36 weeks ended September 9, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price per	Term	Intrinsic
Options	(in millions)	Share	(years)	Value
Outstanding at January 1, 2006	38.1	$22.54
Granted	3.6	$29.68
Exercised	(7.5)	$19.09
Forfeited or expired	(0.6)	$27.57

Outstanding at September 9, 2006	33.6	$24.00	6.5	$338

Exercisable at September 9, 2006	20.9	$21.21	5.4	$268
     The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $34.05 as of the last business day of the period ended September 9, 2006.
     During the 12 and 36 weeks ended September 9, 2006, the total intrinsic value of stock options exercised was $47 million and $100 million, respectively.
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
     The following table summarizes restricted stock and restricted stock unit activity during the 36 weeks ended September 9, 2006:

Restricted Stocks and	Shares	Weighted Average
Restricted Stock Units	(in millions)	Grant-Date Fair Value
Nonvested at January 1, 2006	0.9	$26.00
Granted	1.2	$29.53
Vested	(0.1)	$26.22
Forfeited	(0.3)	$23.97

Nonvested at September 9, 2006	1.7	$29.03
     The total fair value of shares vested during the 12 and 36 weeks ended September 9, 2006 was approximately $0.1 million and $2 million, respectively. The weighted average fair value of restricted stock units granted for the 12 weeks ended September 9, 2006 was $32.78.

Note 6 — Accounts Receivable

	September	December
	9, 2006	31, 2005
Trade accounts receivable	$1,540	$1,018
Allowance for doubtful accounts	(56)	(51)
Accounts receivable from PepsiCo	200	143
Other receivables	52	76

	$1,736	$1,186

Note 7 — Inventories

	September	December
	9, 2006	31, 2005
Raw materials and supplies	$261	$173
Finished goods	377	285

	$638	$458

Note 8 — Property, Plant and Equipment, net

	September	December
	9, 2006	31, 2005
Land	$288	$277
Buildings and improvements	1,383	1,299
Manufacturing and distribution equipment	3,594	3,425
Marketing equipment	2,426	2,334
Other	214	177

	7,905	7,512
Accumulated depreciation	(4,158)	(3,863)

	$3,747	$3,649

Note 9 — Other Intangible Assets, net and Goodwill

	September	December
	9, 2006	31, 2005
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$51	$53
Franchise/distribution rights	45	46
Other identified intangibles	32	39

	128	138

Accumulated amortization:
Customer relationships and lists	(10)	(9)
Franchise/distribution rights	(26)	(22)
Other identified intangibles	(14)	(18)

	(50)	(49)

Intangibles subject to amortization, net	78	89

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,105	3,093
Distribution rights	294	302
Trademarks	213	218
Other identified intangibles	114	112

Intangibles not subject to amortization	3,726	3,725

Total other intangible assets, net	$3,804	$3,814

     For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. For the 12 weeks ended September 9, 2006 and September 3, 2005 total amortization expense was $3 million and $3 million, respectively. For the 36 weeks ended September 9, 2006 and September 3, 2005 total amortization expense was $9 million and $10 million, respectively. The weighted-average amortization period for each category of intangible assets and its estimated aggregate amortization expense expected to be recognized over the next five years are as follows:

		Estimated Aggregate Amortization Expense to be Incurred
	Weighted-
	Average
	Amortization	Balance of	Fiscal Year Ending
	Period	2006	2007	2008	2009	2010
Customer relationships and lists	18 years	$1	$3	$3	$3	$3

Franchise/distribution rights	7 years	$1	$3	$2	$2	$2

Other identified intangibles	8 years	$1	$4	$3	$2	$1

     The changes in the carrying value of goodwill by reportable segment for the 36 weeks ended September 9, 2006 are as follows:

	U.S. &
	Canada	Europe	Mexico	Total
Balance at December 31, 2005	$1,240	$16	$260	$1,516
Purchase price allocations relating to recent acquisitions	—	—	27	27
Impact of foreign currency translation	13	—	(9)	4

Balance at September 9, 2006	$1,253	$16	$278	$1,547

     During the third quarter, the Company completed the acquisition of Bebidas Purificadas, S.A. de C.V. (Bepusa), a bottler in the northwestern region of Mexico. The acquisition did not have a material impact on our Condensed Consolidated Financial Statements.
Note 10 — Accounts Payable and Other Current Liabilities

	September	December
	9, 2006	31, 2005
Accounts payable	$578	$501
Trade incentives	199	185
Accrued compensation and benefits	227	211
Accounts payable to PepsiCo	272	176
Other current liabilities	672	510

	$1,948	$1,583

Note 11 — Long-Term Debt
     On March 30, 2006, Bottling LLC issued $800 million of 5.50% senior notes due 2016 (the “Notes”). Bottling LLC distributed $356 million of the net proceeds to PBG to repay our outstanding commercial paper balance. The balance of Bottling LLC’s proceeds was used to repay its outstanding 2.45% senior notes in October of 2006.
     The Notes are general unsecured obligations and rank on an equal basis with all of Bottling LLC’s other existing and future unsecured indebtedness and are senior to all of Bottling LLC’s future subordinated indebtedness. The Notes contain covenants that are similar to those contained under existing senior notes. We are in compliance with all debt covenants.
Note 12 — Pension and Postretirement Medical Benefit Plans
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

     Components of our U.S. pension expense for the 12 and 36 weeks ended September 9, 2006 and September 3, 2005 are as follows:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	9, 2006	3, 2005	9, 2006	3, 2005
Service cost	$12	$11	$36	$32
Interest cost	19	17	57	52
Expected return on plan assets	(21)	(21)	(65)	(63)
Amortization of prior service cost	2	2	6	5
Amortization of net loss	9	7	27	21

Net pension expense for the defined benefit plans	21	16	61	47

Defined contribution plans expense	5	4	15	13

Total U.S. pension expense recognized in the Condensed Consolidated Statements of Operations	$26	$20	$76	$60

     There were no contributions made to our U.S. pension plans for the 36 weeks ended September 9, 2006.
     Postretirement Medical Benefits
     Our postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.
     Components of our U.S. postretirement benefits expense for the 12 and 36 weeks ended September 9, 2006 and September 3, 2005 are as follows:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	9, 2006	3, 2005	9, 2006	3, 2005
Service cost	$1	$1	$3	$2
Interest cost	5	5	14	15
Amortization of net loss	1	1	4	5

U.S. postretirement benefits expense recognized in the Condensed Consolidated Statements of Operations	$7	$7	$21	$22

Note 13 — Segment Information
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages and all of our segments derive revenue from these products. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey. Beginning with the fiscal quarter ended March 25, 2006, PBG changed its financial reporting methodology to three reportable segments — U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. The operating segments of the U.S. and Canada are aggregated into a single reportable segment due to their economic similarity as well as similarity across products, manufacturing and distribution methods, types of customers and regulatory environments.
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

Net Revenues	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	9, 2006	3, 2005	9, 2006	3, 2005
U.S. & Canada	$2,559	$2,397	$7,017	$6,453
Europe	554	487	1,088	988
Mexico	347	330	860	782

Worldwide net revenues	$3,460	$3,214	$8,965	$8,223

Operating Income	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	9, 2006	3, 2005	9, 2006	3, 2005
U.S. & Canada	$281	$311	$697	$728
Europe	71	53	61	45
Mexico	31	29	61	43

Worldwide operating income	383	393	819	816
Interest expense, net	62	56	186	169
Other non-operating expenses (income), net	1	(1)	11	—
Minority interest	24	24	48	47

Income before income taxes	$296	$314	$574	$600

     For the 12 and 36 weeks ended September 9, 2006, operating income includes the impact of adopting SFAS 123R. The comparable periods in 2005 have not been restated as described in Note 5.

Total Assets
	September	December
	9, 2006	31, 2005
U.S. & Canada	$9,855	$8,869
Europe	1,114	894
Mexico	1,773	1,761

Worldwide total assets	$12,742	$11,524

Note 14 — Comprehensive Income

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	9, 2006	3, 2005	9,2006	3, 2005
Net income	$207	$205	$389	$392
Net currency translation adjustment	53	45	32	42
Cash flow hedge adjustment(a)(b)	—	(4)	6	(6)

Comprehensive income	$260	$246	$427	$428

(a)	Net of minority interest and taxes of $(1) million and $(3) million for the 12 weeks ended September 9, 2006 and September 3, 2005, respectively.

(b)	Net of minority interest and taxes of $4 million and $(4) million for the 36 weeks ended September 9, 2006 and September 3, 2005, respectively.

Note 15 — Contingencies
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
     Beginning with the fiscal quarter ended March 25, 2006, PBG changed its financial reporting methodology to three reportable segments — U.S. & Canada, Europe and Mexico. Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment. See Note 13 of our Condensed Consolidated Financial Statements for further discussion on our segments.
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
     For 2006, the impact of adopting SFAS 123R is expected to reduce our operating income by approximately $70 million and our diluted earnings per share by $0.18. Future changes in the subjective assumptions used in the Black-Scholes-Merton option-valuation model or estimates associated with forfeitures could materially affect the share-based compensation expense and consequently, the related amounts recognized in the Condensed Consolidated Statement of Operations. See Note 5 of our Condensed Consolidated Financial Statements for further discussion on our share-based compensation.
Financial Performance Results

	12 Weeks Ended			36 Weeks Ended
	September	September	%	September	September	%
	9, 2006	3, 2005	Change	9, 2006	3, 2005	Change
Net revenues	$3,460	$3,214	8%	$8,965	$8,223	9%

Gross profit	1,609	1,519	6%	4,195	3,917	7%

Operating income	383	393	(3)%	819	816	0%

Net income	207	205	1%	389	392	(1)%

Diluted earnings per share[1]	$0.86	$0.82	5%	$1.61	$1.55	3%

[1]	— Percentage change for diluted earnings per share is calculated by using earnings per share data that is expanded to the fourth decimal place.

Items Affecting Comparability of Our Financial Results

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	9, 2006	3, 2005	9, 2006	3, 2005
Operating income
Impact of SFAS 123R	$(14)		$(46)
Net gain from HFCS litigation settlement		$16		$16

Diluted earnings per share
Impact of SFAS 123R	$(0.04)		$(0.12)
Net gain from HFCS litigation settlement		$0.04		$0.04
Tax law changes	$0.05		$0.05
SFAS 123R
     Effective January 1, 2006, the Company adopted SFAS 123R Share-Based Payment, which requires that all stock-based payments be expensed based on the fair value of the awards at the time of grant. Prior to 2006, in accordance with existing accounting guidelines, the Company was not required to recognize this expense.
High Fructose Corn Syrup (“HFCS”) Litigation Settlement
     During the third quarter of 2005, the Company recorded a gain, net of strategic spending initiatives, related to the settlement of the HFCS class action lawsuit. The lawsuit related to purchases of high fructose corn syrup. As a result of the HFCS settlement, the Company decided to accelerate the implementation of strategic spending initiatives into 2005. Please see our Form 10-Q for the quarterly period ended September 3, 2005 for further details.
Tax Law Changes
     During the third quarter of 2006, tax law changes were enacted in Canada, Turkey, and in various U.S. jurisdictions resulting in a net decrease in income tax expense of $12 million. Please see our Income Tax Expense discussion in the Financial Performance section below for further details.
Financial Performance Discussion
     For the third quarter of 2006, diluted earnings per share increased five percent and net income increased one percent when compared with the similar period in the prior year. These results include a pre-tax charge of $14 million or $0.04 of diluted earnings per share due to the adoption of SFAS 123R at the beginning of 2006 and a net gain of $12 million or $0.05 of diluted earnings per share related to income tax law changes enacted in Canada, Turkey and in various U.S. jurisdictions. In addition, our growth in net income and diluted earnings per share were negatively impacted by the net pre-tax gain of $16 million or $0.04 of diluted earnings per share from the HFCS litigation settlement which is reflected in our prior year results.
     For the third quarter, worldwide operating income decreased three percent, which includes the four-percentage point negative impact from the Company’s adoption of SFAS 123R in 2006 and reflects the lapping of the four-percentage point net gain from the HFCS litigation settlement recorded in 2005. Excluding these items, operating results for the third quarter were strong and were primarily driven by increases in net revenue per case in each of our segments, coupled with solid volume trends across all segments. On a worldwide basis, revenues increased eight percent in the quarter versus the prior year, which helped contribute to a six percent increase in worldwide gross profit. Our strong revenue performance was partially offset by cost of sales increases, driven primarily by higher raw material costs, and increased operating expenses.

     Acquisitions in the U.S. & Mexico added approximately one-percentage point of growth to our volume and revenue in the quarter. The impact of foreign currency translation contributed less than one-percentage point of growth to each line item above operating income.
     Worldwide volume increased four percent in the third quarter of 2006 versus the prior year reflecting strong growth in our U.S. & Canada and Europe segments. In Mexico, volume excluding the impact of acquisitions decreased one percent in the quarter. This decrease was due to declines in carbonated soft drinks (CSDs) and in our bottled water and jug water business, which were partially offset by growth in our non-carbonated portfolio. In the U.S. & Canada, volume excluding the impact of acquisitions increased two percent, primarily due to double-digit growth in our non-carbonated portfolio. In Europe, volume grew eight percent as a result of double-digit growth in Russia and Turkey.
     Worldwide gross profit per case increased two percent in the quarter versus the prior year, driven primarily by net revenue per case growth of four percent and partially offset by a five percent increase in our cost of sales per case. Each of our segments delivered net revenue per case improvement, reflecting the Company’s strong focus on revenue management. In the U.S., net revenue per case increased three percent due to favorable rate improvements. Worldwide cost of sales per case increases were driven primarily by increases in raw material costs, coupled with package mix shifts due to stronger volume growth in higher priced non-carbonated products.
     Worldwide selling, delivery and administrative (“SD&A”) expenses increased nine percent in the quarter versus the prior year, including one and one half-percentage point increase for each of the adoption of SFAS 123R and the lapping of the $16 million net pre-tax gain from the HFCS litigation settlement which was included in our SD&A expenses in the prior year. In addition to these impacts, increases in the Company’s SD&A expenses were driven primarily by wage and benefit increases and strong volume growth, coupled with rising fuel and pension costs and planned investment spending in high growth European markets.
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

     Our full-year 2006 volume and operating results expectations are presented in the tables below:

Forecasted 2006 versus
2005 growth
Worldwide Volume(1)	~ 3%
U.S. Volume(1)	~ 2%
Worldwide revenue(2)	7% to 8%
Worldwide net revenue per case	3% to 4%
Worldwide cost of sales per case	~ 5%
SD&A	6% to 7%
Operating Income(3)	(1)% to 1%

Full-Year Forecasted
2006 Results
Diluted Earnings Per Share(3) (4)	$1.90 to $1.93

(1)	The additional week of volume as a result of the 53rd week in 2005 reduced our worldwide and U.S. volume growth in 2006 by approximately one-percentage point. On a constant territory basis, worldwide volume and U.S. volume are expected to grow about four percent and about three percent, respectively.

(2)	The additional week of revenue as a result of the 53rd week in 2005 reduced our worldwide revenue growth by approximately one-percentage point.

(3)	The impact of adopting SFAS 123R in 2006 is expected to result in a seven-percentage point reduction in our operating income or approximately $0.18 of diluted earnings per share.

(4)	The impact of income tax law changes in 2006 will result in $0.05 of diluted earnings per share.
     From a cash flow perspective, we expect net cash provided by operations to be over $1.2 billion and we plan to spend approximately $735 million in capital investments.
Third Quarter 2006 Results
Volume

	12 Weeks Ended				36 Weeks Ended
	September 9, 2006 vs.				September 9, 2006 vs.
	September 3, 2005				September 3, 2005
	World-	U.S. &			World-	U.S. &
	wide	Canada	Europe	Mexico	wide	Canada	Europe	Mexico
Base volume	3%	2%	8%	(1)%	4%	4%	7%	2%
Acquisitions	1%	1%	0%	4%	1%	1%	0%	1%

Total Volume change	4%	3%	8%	3%	5%	5%	7%	3%

     Our reported worldwide physical case volume increased four percent in the third quarter and five percent in the first 36 weeks of 2006, when compared with similar periods of 2005. The increase in volume for both the quarter and on a year-to-date basis was driven by strong growth in our U.S. & Canada and Europe segments, coupled with the impact from acquisitions in the U.S. and Mexico.
     In our U.S. & Canada segment, volume increases, in both the quarter and on a year-to-date basis, were primarily driven by strong non-carbonated beverage sales.
     Excluding the impact of acquisitions, volume in the U.S. increased two percent in the third quarter and four percent on a year-to-date basis versus similar periods in 2005. This growth reflects volume increases in our take-home channel of two percent and five percent for the quarter and year-to-date period, respectively. Volume growth in this channel was primarily driven by double-digit increases in Club and Dollar stores as well as mass retailers and drug stores. In our cold drink channel, volume was about flat for the quarter driven by slowing trends in select areas of our foodservice business. On a year-to-date basis, cold drink volume increased three percent, as a result of strong results in the convenience and gas channel and in the foodservice channel during the first half of the year.
     From a brand perspective, strong growth in the U.S. for the quarter and year-to-date period versus the prior year was driven by double-digit growth in our non-carbonated portfolio, including trademark Aquafina, Lipton Iced Tea and our energy drinks. The introduction of new flavors in our Lipton brand, SoBe Lifewater and Aquafina Sparkling contributed to the increase in the third quarter. Our CSD portfolio in the U.S. had slight declines during the quarter and in the first 36 weeks of 2006, versus similar periods in 2005, driven primarily by declines in trademark Pepsi. Our flavored CSD portfolio decreased slightly during the quarter as a result of declines in Tropicana Twister. On a year-to-date basis, our flavored CSD portfolio increased slightly as a result of growth in trademark Mountain Dew during the first half of the year.
     In Canada, overall volume increased three and two percent for the quarter and year-to-date period, respectively, versus the prior year, reflecting strong growth in the take-home channel. From a brand perspective, growth in the quarter and year-to-date period was driven largely by double-digit growth in our non-carbonated portfolio, including trademark Aquafina, and partially offset by softness in our CSD portfolio.
     In Europe, overall volume grew eight percent for the quarter and seven percent for the year-to-date period versus the prior year, driven primarily by double-digit increases in Russia and Turkey. Solid growth in our non-carbonated portfolio, trademark Pepsi and local brands helped drive overall volume growth in these countries.
     In Mexico, excluding the impact of acquisitions, volume decreased one percent during the quarter versus the prior year, driven primarily by declines in CSDs of approximately one percent and declines of two percent in our bottled water business and four percent in our jug water business. These declines were partially offset by growth in our non-carbonated portfolio. On a year-to-date basis, excluding the impact of acquisitions, volume increased two percent, driven primarily by increases in our bottled water business in the first half of the year and growth in our non-carbonated portfolio, which was introduced in 2005.

Net Revenues

	12 Weeks Ended				36 Weeks Ended
	September 9, 2006 vs.				September 9, 2006 vs.
	September 3, 2005				September 3, 2005
	Worldwide	U.S. & Canada	Europe	Mexico	Worldwide	U.S. & Canada	Europe	Mexico
Volume impact	3%	2%	8%	(1)%	4%	4%	7%	2%

Net price per case impact (rate/mix)	4%	3%	5%	5%	4%	3%	4%	6%

Acquisitions	1%	1%	0%	4%	1%	1%	0%	2%

Currency translation	0%	1%	1%	(3)%	0%	1%	(1)%	0%

Total Net Revenues change	8%	7%	14%	5%	9%	9%	10%	10%

     Worldwide net revenues were $3.5 billion for the third quarter and $9.0 billion on a year-to-date basis, increasing eight and nine percent, respectively over similar periods in 2005. The increases in worldwide net revenues for the quarter and on a year-to-date basis were driven primarily by increases in net price per case and strong volume growth. In the third quarter, our U.S. & Canada segment generated approximately 74 percent of our worldwide revenues. Our Europe segment generated 16 percent of our revenues and Mexico generated the remaining 10 percent. On a year-to-date basis, approximately 78 percent of our revenues were generated in our U.S. & Canada segment, 12 percent was generated by Europe and the remaining 10 percent was generated by Mexico.
     In the U.S. & Canada, net revenues increased seven percent in the third quarter and nine percent for the first 36 weeks of 2006, when compared with similar periods in 2005. The increases for the quarter and year-to-date period were driven primarily by volume growth and increases in net price per case, mostly due to rate improvements. In the U.S., net price per case improved three percent for both the third quarter and year-to-date period.
     In Europe, net revenue increased 14 percent for the third quarter and 10 percent for the first 36 weeks of 2006 versus the prior year, driven primarily by strong volume growth in Russia and Turkey and increases in net price per case.
     Net revenues in Mexico grew five percent in the third quarter and 10 percent for the first 36 weeks of 2006 versus the prior year, driven primarily by net price per case increases and the impact of acquisitions, coupled with volume growth on a year-to-date basis. Increases in net price per case were driven mostly by rate increases, implemented in the latter part of 2005, coupled with a favorable mix shift to higher priced products.

Cost of Sales

	12 Weeks Ended	36 Weeks Ended
	September 9, 2006 vs.	September 9, 2006 vs.
	September 3, 2005	September 3, 2005
	Worldwide	Worldwide
Volume impact	3%	4%

Cost per case impact	5%	5%

Acquisitions	1%	1%

Currency translation	0%	1%

Total Cost of Sales change	9%	11%

     Worldwide cost of sales was $1.9 billion in the third quarter of 2006 and $4.8 billion for the first 36 weeks of 2006, increasing nine percent and 11 percent, respectively, over similar periods in 2005. The growth in cost of sales for the quarter and on a year-to-date basis was driven primarily by cost per case increases and volume growth. Worldwide cost per case increases were driven primarily by increases in raw material costs and package mix shifts. Mix changes in package were driven by volume growth in higher priced non-carbonated products.
     In our U.S. & Canada segment, cost of sales increases were consistent with our worldwide trends, increasing nine percent in the third quarter of 2006 and 11 percent for the first 36 weeks of 2006, when compared to similar periods in the prior year. These increases were driven primarily by increases in cost per case, coupled with volume growth and a one-percentage point impact from acquisitions. The increases in cost per case resulted from rate increases in packaging and ingredients, coupled with the impact of mix shifts to higher priced non-carbonated products.
     In Europe, cost of sales grew in line with our worldwide cost of sales in the third quarter and on a year-to-date basis, when compared to the prior year. This increase was primarily driven by strong volume growth, coupled with cost per case increases in the low single digits.
     In Mexico, cost of sales increased in the mid to high single digits in the third quarter and on a year-to-date basis, when compared to the prior year, driven predominantly by cost per case increases, coupled with the impact of acquisitions. The increases in cost per case were primarily driven by higher manufacturing overhead costs and negative mix shifts as a result of softer volume in our jug water and bottled water business.

Selling, Delivery and Administrative Expenses

	12 Weeks Ended	36 Weeks Ended
	September 9, 2006 vs.	September 9, 2006 vs.
	September 3, 2005	September 3, 2005
	Worldwide	Worldwide
Cost impact	5%	5%

Adoption of SFAS 123R [1]	1%	2%

HFCS Settlement in 2005 [1]	2%	1%

Acquisitions	1%	1%

Currency translation	0%	0%

Total SD&A change	9%	9%

[1]-	Each of these items was approximately 1.5% in the third quarter. For third quarter presentation purposes the adoption of SFAS 123R was rounded to 1% and the impact from the lapping of the HFCS settlement was rounded to 2%.
     Worldwide SD&A expenses were $1.2 billion in the third quarter and $3.4 billion for the first 36 weeks of 2006, a nine percent increase over similar periods in 2005. Increases in worldwide SD&A expenses were driven primarily by strong volume growth which impacted the variable components of our SD&A expenses, higher wage and benefit costs, increased fuel and pension costs and planned investment spending in high growth European markets. These increases were coupled with the impact of SFAS 123R in 2006 and the lapping of the net pre-tax gain of $16 million from the HFCS litigation settlement which reduced our SD&A in 2005.
Operating Income
     Worldwide operating income was $383 million in the third quarter, a three percent decrease over 2005. On a year-to-date basis, worldwide operating income was $819 million, a less than one percent increase over 2005. The decline in operating income for the quarter and the flat performance for the year-to-date period was primarily driven by the Company’s adoption of SFAS 123R in 2006 and the lapping of the net gain from the HFCS litigation settlement recorded in the prior year.
     The impact of adopting SFAS 123R reduced our operating income by four percentage points in the third quarter and six percentage points for the 36 weeks ended 2006. The lapping of the net gain from the HFCS litigation settlement, which was recorded as a reduction to SD&A in 2005, reduced our operating income growth by four percentage points in the third quarter and two percentage points in the year-to-date period. Excluding these items, operating results for the third quarter and year-to-date period were strong and reflected increases in net revenue per case in each of our segments, coupled with solid volume trends across all segments, and partially offset by higher raw material costs and increased operating expenses.
Interest Expense, net
     Net interest expense increased $6 million in the third quarter and $17 million on a year-to-date basis, versus the prior year, largely due to higher effective interest rates from interest rate swaps, which convert our fixed-rate debt to variable-rate debt.

Other Non-operating Expenses, net
     Other non-operating expenses increased $2 million in the third quarter and $11 million on a year-to-date basis, versus the prior year, primarily driven by foreign exchange losses associated with the devaluation of the Turkish lira. This devaluation caused transactional losses due to the revaluation of our U.S. dollar denominated liabilities in Turkey, which were repaid in June of 2006.
Income Tax Expense
     Our effective tax rate for the 36 weeks ended 2006 and 2005 was 32.2 percent and 34.8 percent, respectively. The decrease in our effective tax rate versus the prior year is due primarily to the reversal of previously established valuation allowances on tax assets driven by improved profitability trends in certain European jurisdictions. During the third quarter, changes to the income tax laws in Canada, Turkey and certain jurisdictions within the U.S. were enacted. These law changes enabled us to re-measure our net deferred tax liabilities using lower tax rates which decreased our income tax expense by $12 million in the quarter.
     The IRS audit of our 1999 and 2000 tax returns concluded at the end of 2005. However, pursuant to an agreement with the IRS, we extended the statute of limitations on assessment and our 1999 and 2000 tax years remain open through December 30, 2006. We do not expect any further extension of the statute of limitations beyond December 30, 2006. We are currently evaluating the impact of the close of the 1999 and 2000 IRS audit and expiration of this statute of limitations on our Consolidated Financial Statements.
Liquidity and Financial Condition
Cash Flows
     Through the third quarter of 2006, PBG generated $705 million of net cash provided by operations, which was $65 million lower than the cash generated in the comparable period in 2005. The decrease was driven by timing of collections on accounts receivable and higher growth in inventories as a result of timing of purchases of certain raw materials, partially offset by our solid operating results and the timing of pension contributions.
     Through the third quarter of 2006, cash used for investments was $544 million, which is $75 million higher than the cash used for investments in the comparable period in 2005. The increase in cash used for investments reflects higher capital spending due to investments in water production lines and payment for the Bepusa acquisition in Mexico.
     Through the third quarter of 2006, we generated $201 million from financing activities as compared with a use of $338 million in the comparable period of 2005. This increase in cash from financing activities is driven primarily by higher net proceeds from debt issuances, higher proceeds from stock option exercises and lower purchases of treasury stock, partially offset by repayment of our borrowings and higher dividend payments.
     For the full year 2006, we expect cash provided by operations to be greater than $1.2 billion and we plan to spend approximately $735 million in capital investments.
Liquidity and Capital Resources
     On March 30, 2006, Bottling LLC issued $800 million of 5.50% senior notes due 2016 (the “Notes”). The net proceeds received, after deducting the underwriting discount and offering expenses, were approximately $793 million. Bottling LLC distributed $356 million of the net proceeds to PBG to repay our outstanding commercial paper balance. The balance of Bottling LLC’s proceeds was used to repay its outstanding 2.45% senior notes in October of 2006.
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
     At September 9, 2006 we had no outstanding commercial paper. We had $355 million outstanding in commercial paper at December 31, 2005.
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
     On March 23, 2006 the Company’s Board of Directors approved a 38 percent increase in the Company’s quarterly dividend, raising it from $0.08 to $0.11 per share on the outstanding common stock of the Company. The quarterly dividend of $0.11 per share is payable September 29, 2006 to PBG shareholders of record on September 8, 2006.
Contractual Obligations
     As of September 9, 2006, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, under the caption “Contractual Obligations.”

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

PART II — OTHER INFORMATION
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
PBG Purchases of Equity Securities
     In the third quarter of 2006, we repurchased approximately 2 million shares of PBG common stock. Since the inception of our share repurchase program in October 1999, we have repurchased approximately 111 million shares of PBG common stock. Our share repurchases for the third quarter of 2006, are as follows:

			Total Number of Shares	Maximum Number of
	Total Number	Average Price	Purchased as Part of Publicly	Shares that May Yet Be
	of Shares	Paid per	Announced Plans or	Purchased Under the Plans
Period	Purchased[1]	Share[2]	Programs [3]	or Programs [3]

Period 7
06/18/06—07/15/06	991,500	$31.77	991,500	15,169,700

Period 8
07/16/06—08/12/06	600,000	$33.71	600,000	14,569,700

Period 9
08/13/06—09/09/06	570,000	$34.26	570,000	13,999,700

Total	2,161,500	$32.97	2,161,500

[1]	Shares have only been repurchased through publicly announced programs.

[2]	Average share price excludes brokerage fees.

[3]	The PBG Board has authorized the repurchase of shares of common stock on the open market and through negotiated transactions as follows:

Number of Shares
Authorized to be
Date Share Repurchase Program was Publicly Announced	Repurchased
October 14, 1999	20,000,000
July 13, 2000	10,000,000
July 11, 2001	20,000,000
May 28, 2003	25,000,000
March 25, 2004	25,000,000
March 24, 2005	25,000,000

Total shares authorized to be repurchased as of September 9, 2006	125,000,000

Unless terminated by resolution of the PBG Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

Item 6.
Exhibits

Exhibit No.
10.1	The PBG Directors’ Stock Plan (As Amended and Restated as of July 19, 2006)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

99.1	Bottling Group LLC Form 10-Q for the quarterly period ended September 9, 2006, as required by the SEC as a result of Bottling Group LLC’s guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEPSI BOTTLING GROUP, INC.
(Registrant)

Date: October 17, 2006	/s/ Andrea L. Forster
Andrea L. Forster
Vice President and Controller

Date: October 17, 2006	/s/ Alfred H. Drewes

Alfred H. Drewes
Senior Vice President and
Chief Financial Officer