Form 10-K
period 2006-12-30
PEPSI BOTTLING GROUP INC
filed 2007-02-27
CIK 1076405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 30, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from                      to
Commission file number 1-14893
The Pepsi Bottling Group, Inc.
(Exact name of Registrant as Specified in its Charter)

Incorporated in Delaware	13-4038356
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

One Pepsi Way
Somers, New York	10589
(Address of Principal Executive Offices)	(Zip code)
Registrant’s telephone number, including area code: (914) 767-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange
     Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑     No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑           Accelerated Filer ☐            Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Capital Stock of The Pepsi Bottling Group, Inc. outstanding as of February 15, 2007 was 226,665,468. The aggregate market value of The Pepsi Bottling Group, Inc. Capital Stock held by non-affiliates of The Pepsi Bottling Group, Inc. as of June 17, 2006 was $4,430,692,479.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated

Proxy Statement for The Pepsi Bottling Group, Inc.	III
May 23, 2007 Annual Meeting of Shareholders

PART I
Item 1. Business
Introduction
     The Pepsi Bottling Group, Inc. (“PBG”) was incorporated in Delaware in January, 1999, as a wholly owned subsidiary of PepsiCo, Inc. (“PepsiCo”) to effect the separation of most of PepsiCo’s company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of January 26, 2007, PepsiCo’s ownership represented 38.3% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 44.4% of the voting power of all classes of PBG’s voting stock. PepsiCo also owned approximately 6.7% of the equity interest of Bottling Group, LLC, PBG’s principal operating subsidiary, as of January 26, 2007. When used in this Report, “PBG,” “we,” “us” and “our” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC, which we also refer to as “Bottling LLC.”
     PBG operates in one industry, carbonated soft drinks and other ready-to-drink beverages, and all of our segments derive revenue from these products. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey. Beginning with the fiscal quarter ended March 25, 2006, we changed our financial reporting methodology to three reportable segments: United States & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. The operations of the United States & Canada are aggregated into a single reportable segment due to their economic similarity as well as similarity across products, manufacturing and distribution methods, types of customers and regulatory environments.
     In 2006, approximately 78% of our net revenues were generated in the United States & Canada, 12% of our net revenues were generated in Europe, and the remaining 10% of our net revenues were generated in Mexico. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to our Consolidated Financial Statements for additional information regarding the business and operating results of our reportable segments.
Principal Products
     PBG is the world’s largest manufacturer, seller and distributor of Pepsi-Cola beverages. In addition, in some of our territories we have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, including Dr Pepper and Squirt. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including Electropura, e-puramr and Garci Crespo. The majority of our volume is derived from brands licensed from PepsiCo or PepsiCo joint ventures.
     We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states and the District of Columbia in the United States, nine Canadian provinces, Spain, Greece, Russia, Turkey and all or a portion of 23 states in Mexico.
     In 2006, approximately 75% of our sales volume in the United States & Canada was derived from carbonated soft drinks and the remaining 25% was derived from non-carbonated beverages, 70% of our sales volume in Europe was derived from carbonated soft drinks and the remaining 30% was derived from non-carbonated beverages, and 51% of our Mexico sales volume was derived from carbonated soft drinks and the remaining 49% was derived from non-carbonated beverages. Our principal beverage brands include the following:
United States & Canada

Pepsi	AMP	Trademark Dr Pepper
Diet Pepsi	Mountain Dew Code Red	Lipton
Wild Cherry Pepsi	Sierra Mist	SoBe
Pepsi Lime	Sierra Mist Free	SoBe No Fear
Jazz by Diet Pepsi	Aquafina	Starbucks Frappuccino®
Pepsi ONE	Tropicana Twister™ Soda	Dole
Mountain Dew	Tropicana juice drinks
Diet Mountain Dew	Mug Root Beer

Europe

Pepsi	Tropicana	Fruko
Pepsi Light	Aqua Minerale	Yedigun
Pepsi Max	Mirinda	Tamek
7UP	IVI	Lipton
KAS	Fiesta
Mexico

Pepsi	Mirinda	Aguas Frescas
Pepsi Light	Manzanita Sol	Electropura
7UP	Squirt	e-puramr
KAS	Garci Crespo	Jarritos
     No customer accounted for 10% or more of our net revenues in 2006. We have an extensive direct store distribution system in the United States & Canada and in Mexico. In Europe, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.
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
Franchise Agreements
     We conduct our business primarily under agreements with PepsiCo. These agreements give us the exclusive right to market, distribute, and produce beverage products of PepsiCo in authorized containers and to use the related trade names and trademarks in specified territories.
     Set forth below is a description of the Pepsi beverage agreements and other bottling agreements to which we are a party.
     Terms of the Master Bottling Agreement. The Master Bottling Agreement under which we manufacture, package, sell and distribute the cola beverages bearing the Pepsi-Cola and Pepsi trademarks in the United States was entered into in March of 1999. The Master Bottling Agreement gives us the exclusive and perpetual right to distribute cola beverages for sale in specified territories in authorized containers of the nature currently used by us. The Master Bottling Agreement provides that we will purchase our entire requirements of concentrates for the cola beverages from PepsiCo at prices, and on terms and conditions, determined from time to time by PepsiCo. PepsiCo may determine from time to time what types of containers to authorize for use by us. PepsiCo has no rights under the Master Bottling Agreement with respect to the prices at which we sell our products.

     Under the Master Bottling Agreement we are obligated to:
(1)	maintain such plant and equipment, staff, and distribution facilities and vending equipment that are capable of manufacturing, packaging, and distributing the cola beverages in sufficient quantities to fully meet the demand for these beverages in our territories;

(2)	undertake adequate quality control measures prescribed by PepsiCo;

(3)	push vigorously the sale of the cola beverages in our territories;

(4)	increase and fully meet the demand for the cola beverages in our territories;

(5)	use all approved means and spend such funds on advertising and other forms of marketing beverages as may be reasonably required to push vigorously the sale of cola beverages in our territories; and

(6)	maintain such financial capacity as may be reasonably necessary to assure performance under the Master Bottling Agreement by us.
     The Master Bottling Agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the Master Bottling Agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2006, PepsiCo approved our plans.
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

     Under the Master Bottling Agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell Pepsi trademarked cola beverages within a specific area – currently representing approximately 11.5% of PepsiCo’s U.S. bottling system in terms of volume – if we have successfully negotiated the acquisition and, in PepsiCo’s reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell Pepsi trademarked cola beverages outside of that specific area without PepsiCo’s prior written approval.
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
     An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of our voting securities without the consent of PepsiCo. As of February 15, 2007, to our knowledge, no shareholder of PBG, other than PepsiCo, held more than 14.3% of our common stock.
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
     Terms of the Non-Cola Bottling Agreements. The beverage products covered by the non-cola bottling agreements are beverages licensed to us by PepsiCo, consisting of Mountain Dew, Aquafina, Sierra Mist, Diet Mountain Dew, Mug Root Beer and Mountain Dew Code Red. The non-cola bottling agreements contain provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions, authorized containers, planning, quality control, transfer restrictions, term and related matters. Our non-cola bottling agreements will terminate if PepsiCo terminates our Master Bottling Agreement. The exclusivity provisions contained in the non-cola bottling agreements would prevent us from manufacturing, selling or distributing beverage products that imitate, infringe upon, or cause confusion with, the beverage products covered by the non-cola bottling agreements. PepsiCo may also elect to discontinue the manufacture, sale or distribution of a non-cola beverage and terminate the applicable non-cola bottling agreement upon six months notice to us.
     Terms of Certain Distribution Agreements. We also have agreements with PepsiCo granting us exclusive rights to distribute AMP and Dole in all of our territories and SoBe in certain specified territories. The distribution agreements contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels and causes for termination. We also have the right to sell Tropicana juice drinks in the United States and Canada, Tropicana juices in Russia and Spain, and Gatorade in Spain, Greece and Russia and in certain limited channels of distribution in the United States and Canada. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.
     Terms of the Master Syrup Agreement. The Master Syrup Agreement grants us the exclusive right to manufacture, sell and distribute fountain syrup to local customers in our territories. We have agreed to act as a manufacturing and delivery agent for national accounts within our territories that specifically request direct delivery without using a middleman. In addition, PepsiCo may appoint us to manufacture and deliver fountain syrup to national accounts that elect delivery through independent distributors. Under the Master Syrup Agreement, we have the exclusive right to service fountain equipment for all of the national account customers within our territories. The Master Syrup Agreement provides that the determination of whether an account is local or national is at the sole discretion of PepsiCo.
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
     Our Master Syrup Agreement will terminate if PepsiCo terminates our Master Bottling Agreement.
     Terms of Other U.S. Bottling Agreements. The bottling agreements between us and other licensors of beverage products, including Cadbury Schweppes plc for Dr Pepper, Schweppes, Canada Dry, Hawaiian Punch and Squirt, the Pepsi/Lipton Tea Partnership for Lipton Brisk and Lipton Iced Tea, and the North American Coffee Partnership for Starbucks Frappuccino®, contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.
     Terms of the Country-Specific Bottling Agreements. The country-specific bottling agreements contain provisions generally similar to those contained in the Master Bottling Agreement and the non-cola bottling agreements and, in Canada, the Master Syrup Agreement with respect to authorized containers, planning, quality control, transfer restrictions, term, causes for termination and related matters. These bottling agreements differ from the Master Bottling Agreement because, except for Canada, they include both fountain syrup and non-fountain beverages. Certain of these bottling agreements contain provisions that have been modified to reflect the laws and regulations of the applicable country. For example, the bottling agreements in Spain do not contain a restriction on the sale and shipment of Pepsi-Cola beverages into our territory by others in response to unsolicited orders. In addition, in Mexico and Turkey we are restricted in our ability to manufacture, sell and distribute beverages sold under non-PepsiCo trademarks.
Seasonality
     Sales of our products are seasonal, particularly in our Europe segment, where sales volumes tend to be more sensitive to weather conditions. Our peak season across all of our segments is the warm summer months beginning in May and ending in September. More than 65% of our operating income is typically earned during the second and third quarters. More than 75% of cash flow from operations is typically generated in the third and fourth quarters.
Competition
     The carbonated soft drink market and the non-carbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label soft drinks sold in chain stores. Among our major competitors are bottlers that distribute products from The Coca-Cola Company including Coca-Cola Enterprises Inc., Coca-Cola Hellenic Bottling Company S.A., Coca-Cola FEMSA S.A. de C.V. and Coca-Cola Bottling Co. Consolidated. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo in our U.S. territories ranges from approximately 20% to approximately 38%. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo for each country outside the United States in which we do business is as follows: Canada 43%; Russia 23%; Turkey 18%; Spain 12% and Greece 9% (including market share for our IVI brand). In addition, market share for our territories and the territories of other Pepsi bottlers in Mexico is 14% for carbonated soft drinks sold under trademarks owned by PepsiCo. All market share figures are based on generally available data published by third parties. Actions by our major competitors and others in the beverage industry, as well as the general economic environment, could have an impact on our future market share.
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
     Bottle and Can Legislation
     Legislation has been enacted in certain U.S. states and Canadian provinces where we operate that generally prohibits the sale of certain beverages in non-refillable containers unless a deposit or levy is charged for the container. These include California, Connecticut, Delaware, Hawaii, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, West Virginia, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia, Ontario, Prince Edward Island and Quebec.
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
     Value-added taxes on soft drinks vary in our territories located in Canada, Spain, Greece, Russia, Turkey and Mexico, but are consistent with the value-added tax rate for other consumer products. In addition, there is a special consumption tax applicable to cola products in Turkey. In Mexico, bottled water in containers over 10.1 liters are exempt from value-added tax, and we obtained a tax exemption for containers holding less than 10.1 liters of water.
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
     School Sales Legislation; Industry Guidelines
     In 2004, Congress passed the Child Nutrition Act, which requires school districts to implement a school wellness policy by July 2006. In May 2006, members of the American Beverage Association, the Alliance for a Healthier Generation, the American Heart Association and The William J. Clinton Foundation entered into a memorandum of understanding that sets forth standards for what beverages can be sold in elementary, middle and high schools in the United States (the “ABA Policy”). Also, the beverage associations in the European Union and various provinces in Canada have recently issued guidelines relating to the sale of beverages in schools. We intend to comply fully with the ABA Policy and these guidelines.
     California Carcinogen and Reproductive Toxin Legislation
     A California law requires that any person who exposes another to a carcinogen or a reproductive toxin must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all manufacturers of food products are confronted with the possibility of having to provide warnings due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. We have assessed the impact of the law and its implementing regulations on our beverage products and have concluded that none of our products currently requires a warning under the law. We cannot predict whether or to what extent food industry efforts to minimize the law’s impact on food products will succeed. We also cannot predict what impact, either in terms of direct costs or diminished sales, imposition of the law may have.
     Mexican Water Regulation
     In Mexico, we pump water from our own wells and we purchase water directly from municipal water companies pursuant to concessions obtained from the Mexican government on a plant-by-plant basis. The concessions are generally for ten-year terms and can generally be renewed by us prior to expiration with minimal cost and effort. Our concessions may be terminated if, among other things, (a) we use materially more water than permitted by the concession, (b) we use materially less water than required by the concession, (c) we fail to pay for the rights for water usage or (d) we carry out, without governmental authorization, any material construction on or improvement to, our wells. Our concessions generally satisfy our current water requirements and we believe that we are generally in compliance in all material respects with the terms of our existing concessions.
Employees
     As of December 30, 2006, we employed approximately 70,400 workers, of whom approximately 33,500 were employed in the United States. Approximately 9,100 of our workers in the United States are union members and approximately 18,500 of our workers outside the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.
Available Information
     We maintain a website at www.pbg.com. We make available, free of charge, through the Investor Relations – Financial Information – SEC Filings section of our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).
     Additionally, we have made available, free of charge, the following governance materials on our website at www.pbg.com under Investor Relations – Company Information – Corporate Governance: Certificate of Incorporation, Bylaws, Corporate Governance Principles and Practices, Worldwide Code of Conduct (including any amendment thereto), Director Independence Policy, the Audit and Affiliated Transactions Committee Charter, the Compensation and Management Development Committee Charter, the Nominating and Corporate Governance Committee Charter and the Disclosure Committee Charter. These governance materials are available in print, free of charge, to any PBG shareholder upon request.
Financial Information on Industry Segments and Geographic Areas
     Beginning with the fiscal quarter ended March 25, 2006, we changed our financial reporting methodology to three reportable segments. Prior year financial information has been restated to reflect our current segment reporting structure. The change to segment reporting has no effect on our reported earnings. For additional information, see Note 16 to PBG’s

Consolidated Financial Statements included in Item 7 below.
Item 1A. Risk Factors
     Our business and operations entail a variety of risks and uncertainties, including those described below.
We may not be able to respond successfully to consumer trends related to carbonated and non-carbonated beverages.
     Consumers are seeking increased variety in their beverages, and there is a growing interest among the public regarding health and wellness issues. This interest has resulted in a decline in consumer demand for full-calorie carbonated soft drinks and an increase in consumer demand for products associated with health and wellness, such as water, reduced calorie carbonated soft drinks and certain non-carbonated beverages. Because we rely mainly on PepsiCo to provide us with the products that we sell, if PepsiCo fails to develop innovative products that respond to these and other consumer trends, we could be put at a competitive disadvantage in the marketplace and our business and financial results could be adversely affected.
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
Our business requires a significant supply of raw materials and energy, the limited availability or increased costs of which could adversely affect our business and financial results.
     The production and distribution of our beverage products is highly dependent on certain raw materials and energy. In particular, we require significant amounts of aluminum and plastic bottle components, such as resin. We also require access to significant amounts of water. In addition, we use a significant amount of electricity, natural gas and other energy sources to operate our fleet of trucks and our bottling plants. Any sustained interruption in the supply of raw materials or energy or any significant increase in their prices could have a material adverse effect on our business and financial results.

PepsiCo’s equity ownership of PBG could affect matters concerning us.
     As of January 26, 2007, PepsiCo owned approximately 44.4% of the combined voting power of our voting stock (with the balance owned by the public). PepsiCo will be able to significantly affect the outcome of PBG’s shareholder votes, thereby affecting matters concerning us.
We may have potential conflicts of interest with PepsiCo, which could result in PepsiCo’s objectives being favored over our objectives.
     Our past and ongoing relationship with PepsiCo could give rise to conflicts of interests. In addition, two members of our Board of Directors and one of the three Managing Directors of Bottling LLC, our primary operating subsidiary, are Senior Vice Presidents of PepsiCo, a situation which may create conflicts of interest.
     These potential conflicts include balancing the objectives of increasing sales volume of PepsiCo beverages and maintaining or increasing our profitability. Other possible conflicts could relate to the nature, quality and pricing of services or products provided to us by PepsiCo or by us to PepsiCo.
     Conflicts could also arise in the context of our potential acquisition of bottling territories and/or assets from PepsiCo or other independent PepsiCo bottlers. Under our Master Bottling Agreement, we must obtain PepsiCo’s approval to acquire any independent PepsiCo bottler. PepsiCo has agreed not to withhold approval for any acquisition within agreed-upon U.S. territories if we have successfully negotiated the acquisition and, in PepsiCo’s reasonable judgment, satisfactorily performed our obligations under the master bottling agreement. We have agreed not to attempt to acquire any independent PepsiCo bottler outside of those agreed-upon territories without PepsiCo’s prior written approval.
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
     We have a substantial amount of indebtedness, which requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt. This could limit our flexibility in planning for, or reacting to, changes in our business and place us at a competitive disadvantage compared to competitors that have less debt. Our indebtedness also exposes us to interest rate fluctuations, because the interest on some of our indebtedness is at variable rates, and makes us vulnerable to general adverse economic and industry conditions. All of the above could make it more difficult for us, or make us unable to satisfy our obligations with respect to all or a portion of such indebtedness and could limit our ability to obtain additional financing for future working capital expenditures, strategic acquisitions and other general corporate requirements.
Our foreign operations are subject to social, political and economic risks and may be adversely affected by foreign currency fluctuations.
     In the fiscal year ended December 30, 2006, approximately 30% of our net revenues were generated in territories outside the United States. Social, economic and political conditions in our international markets may adversely affect our business and financial results. The overall risks to our international businesses include changes in foreign governmental policies and other political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations that may adversely impact our business and financial results. In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.
If we are unable to maintain brand image and product quality, or if we encounter other product issues such as product recalls, our business may suffer.
     Maintaining a good reputation globally is critical to our success. If we fail to maintain high standards for product quality, or if we fail to maintain high ethical, social and environmental standards for all of our operations and activities, our reputation could be jeopardized. In addition, we may be liable if the consumption of any of our products causes injury or illness, and we may be required to recall products if they become contaminated or are damaged or mislabeled. A significant product liability or other product-related legal judgment against us or a widespread recall of our products could have a material adverse effect on our business and financial results.
Newly adopted governmental regulations could increase our costs or liabilities or impact the sale of our products.
     Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies as well as foreign governmental entities. Such regulations relate to, among other things, food and drug laws, environmental laws, competition laws, taxes, and accounting standards. We cannot assure you that we have been or will at all times be in compliance with all regulatory requirements or that we will not incur material costs or liabilities in connection with existing or new regulatory requirements.
Adverse weather conditions could reduce the demand for our products.
     Demand for our products is influenced to some extent by the weather conditions in the markets in which we operate. Unseasonably cool temperatures in these markets could have a material adverse effect on our sales volume and financial results.
Catastrophic events in the markets in which we operate could have a material adverse effect on our financial condition.
     Natural disasters, terrorism, pandemic, strikes or other catastrophic events could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to manage such events effectively if they occur, could adversely affect our sales volume, cost of raw materials, earnings and financial results.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our corporate headquarters is located in leased property in Somers, New York. In addition, we have a total of 649 manufacturing and distribution facilities, as follows:

	United States
	& Canada	Europe	Mexico
Manufacturing Facilities
Owned	50	14	28
Leased	3	1	3
Joint venture operated	4	—	—

Total	57	15	31
Distribution Facilities
Owned	241	12	90
Leased	57	53	93

Total	298	65	183
     We also own or lease and operate approximately 44,000 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our beverage products. We also own more than two million coolers, soft drink dispensing fountains and vending machines.

     With a few exceptions, leases of plants in the United States & Canada are on a long-term basis, expiring at various times, with options to renew for additional periods. Our leased plants in Europe and Mexico are generally leased for varying and usually shorter periods, with or without renewal options. We believe that our properties are in good operating condition and are adequate to serve our current operational needs.
Item 3. Legal Proceedings
     From time to time we are a party to various litigation proceedings arising in the ordinary course of our business, none of which, in the opinion of management, is likely to have a material adverse effect on our financial condition or results of operations, including the following:
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
     We have been cooperating with the authorities in their investigation of these matters, including responding to various document requests pertaining to our plants in California and each of our plants in Arizona and Hawaii. In August 2005, we met with representatives of the EPA to discuss the circumstances giving rise to the NOVs and our responses. We believe monetary sanctions may be sought in connection with one or more of the NOVs. We further believe that neither the sanctions nor the remediation costs associated with these NOVs will be material to our results of operations or financial condition.
     In addition, on May 10, 2006, we met with representatives of the Michigan Department of Environmental Quality (the “DEQ”) regarding certain previous waste water permit violations at our bottling plant in Howell, Michigan. At that meeting, we learned that the DEQ would seek monetary sanctions that we believe will exceed $100,000. We believe that in no event will such sanctions or other associated costs be material to our results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Executive Officers of the Registrant
     Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have been qualified. There are no family relationships among our executive officers.
     Set forth below is information pertaining to our executive officers who held office as of February 15, 2007:
     John T. Cahill, 49, was appointed Executive Chairman of the Board in July 2006. Mr. Cahill served as our Chairman of the Board since January 2003 and Chief Executive Officer since September 2001. Previously, Mr. Cahill served as our President and Chief Operating Officer from August 2000 to September 2001. Mr. Cahill has been a member of our Board of Directors since January 1999 and served as our Executive Vice President and Chief Financial Officer prior to becoming President and Chief Operating Officer in August 2000. He was Executive Vice President and Chief Financial Officer of the Pepsi-Cola Company from April 1998 until November 1998. Prior to that, Mr. Cahill was Senior Vice President and Treasurer of PepsiCo, having been appointed to that position in April 1997. In 1996, he became Senior Vice President and Chief Financial Officer of Pepsi-Cola North America. Mr. Cahill joined PepsiCo in 1989 where he held several other senior financial positions through 1996. Mr. Cahill is also a director of the Colgate-Palmolive Company.
     Eric J. Foss, 48, was appointed President and Chief Executive Officer and elected to our Board in July 2006. Previously, Mr. Foss served as our Chief Operating Officer from September 2005 to July 2006 and President of PBG North America from September 2001 to September 2005. Prior to that, Mr. Foss was the Executive Vice President and General Manager of PBG North America from August 2000 to September 2001. From October 1999 until August 2000, he served as our Senior Vice President, U.S. Sales and Field Operations, and prior to that, he was our Senior Vice President, Sales and Field Marketing, since March 1999. Mr. Foss joined the Pepsi-Cola Company in 1982 where he held a variety of field and headquarters-based sales, marketing and general management positions. From 1994 to 1996, Mr. Foss was General Manager of Pepsi-Cola North America’s Great West Business Unit. In 1996, Mr. Foss was named General Manager for the Central Europe Region for Pepsi-Cola International, a position he held until joining PBG in March 1999. Mr. Foss is also a director of United Dominion Realty Trust, Inc. and on the Industry Affairs Council of the Grocery Manufacturers of America.

     Alfred H. Drewes, 51, was appointed Senior Vice President and Chief Financial Officer in June 2001. Mr. Drewes previously served as Senior Vice President and Chief Financial Officer of Pepsi-Cola International (“PCI”). Mr. Drewes joined PepsiCo in 1982 as a financial analyst in New Jersey. During the next nine years, he rose through increasingly responsible finance positions within Pepsi-Cola North America in field operations and headquarters. In 1991, Mr. Drewes joined PCI as Vice President of Manufacturing Operations, with responsibility for the global concentrate supply organization. In 1994, he was appointed Vice President of Business Planning and New Business Development and, in 1996, relocated to London as the Vice President and Chief Financial Officer of the Europe and Sub-Saharan Africa Business Unit of PCI.
     Robert C. King, 48, was appointed President of PBG’s North American business in December 2006. Previously, Mr. King served as President of PBG’s North American Field Operations from October 2005 to December 2006. Prior to that, Mr. King served as Senior Vice President and General Manager of PBG’s Mid-Atlantic Business Unit from October 2002 to October 2005. From 2001 to October 2002, he served as Senior Vice President, National Sales and Field Marketing. In 1999, he was appointed Vice President, National Sales and Field Marketing. Mr. King joined Pepsi-Cola North America in 1989 as a Business Development Manager and has held a variety of other field and headquarters-based sales and general management positions.
     Pablo Lagos, 51, was appointed President and General Manager of PBG Mexico in June 2006. Previously, Mr. Lagos served as Chief Operating Officer of PBG Mexico from October 2003 to June 2006. Prior to joining PBG Mexico, he served as Vice President of Sales and Operations for Sabritas, the Mexican salty snack food unit of Frito-Lay International (“FLI”) from 2002 to 2003. From 1996 to 2002, Mr. Lagos served as President of FLI in Chile and area Vice President Chile, Peru, Ecuador. In 1991 he joined the leadership team of FLI’s Gamesa business in Mexico, where he then served as Gamesa’s Vice President of Operations, and later served as National Sales Vice President. Mr. Lagos joined Pepsi-Cola International, a division of PepsiCo, Inc., in Latin America in 1983.
     Yiannis Petrides, 48, is the President of PBG Europe. He was appointed to this position in June 2000, with responsibilities for our operations in Spain, Greece, Turkey and Russia. Prior to that, Mr. Petrides served as Business Unit General Manager for PBG in Spain and Greece. Mr. Petrides joined PepsiCo in 1987 in the international beverage division. In 1993, he was named General Manager of Frito-Lay’s Greek operation with additional responsibility for the Balkan countries. In 1995, Mr. Petrides was appointed Business Unit General Manager for Pepsi Beverages International’s bottling operation in Spain.
     Steven M. Rapp, 53, was appointed Senior Vice President, General Counsel and Secretary in January 2005. Mr. Rapp previously served as Vice President, Deputy General Counsel and Assistant Secretary from 1999 through 2004. Mr. Rapp joined PepsiCo as a corporate attorney in 1986 and was appointed Division Counsel of Pepsi-Cola Company in 1994.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed on the New York Stock Exchange under the symbol “PBG.” Our Class B common stock is not publicly traded. On February 15, 2007, the last sales price for our common stock on the New York Stock Exchange was $32.19 per share. The following table sets forth the high and low sales prices per share of our common stock during each of our fiscal quarters in 2006 and 2005.

2006	High	Low
First Quarter	$31.00	$27.99
Second Quarter	$32.68	$30.30
Third Quarter	$35.23	$30.81
Fourth Quarter	$35.83	$30.59

2005	High	Low
First Quarter	$29.13	$26.00
Second Quarter	$30.04	$26.95
Third Quarter	$30.20	$27.77
Fourth Quarter	$30.35	$26.66
Shareholders
     As of February 15, 2007, there were approximately 57,652 registered and beneficial holders of our common stock. PepsiCo is the holder of all of our outstanding shares of Class B common stock.
Dividend Policy
     Quarterly cash dividends are usually declared in late January or early February, March, July and October and paid at the end of March, June, and September and at the beginning of January. The dividend record dates for 2007 are expected to be March 9, June 8, September 7 and December 7.
     We declared the following dividends on our common stock during fiscal years 2006 and 2005:

Quarter	2006	2005
1	$.08	$.05
2	$.11	$.08
3	$.11	$.08
4	$.11	$.08

Total	$.41	$.29

Performance Graph
     The following performance graph compares the cumulative total return of our common stock to the Standard & Poor’s 500 Stock Index and to an index of peer companies selected by us (the “Bottling Group Index”). The Bottling Group Index consists of Coca-Cola Amatil Limited, Coca-Cola Bottling Co. Consolidated, Coca-Cola Enterprises Inc., Coca-Cola FEMSA ADRs and PepsiAmericas, Inc. The graph assumes the return on $100 invested on December 28, 2001 until December 29, 2006. The returns of each member of the Bottling Group Index are weighted according to each member’s stock market capitalization as of the beginning of the period measured and includes the subsequent reinvestment of dividends on a quarterly basis.

	Year-ended
	2001	2002	2003	2004	2005	2006
PBG*	100	107	100	114	123	134
Bottling Group Index	100	106	121	133	135	154
Standard & Poor’s 500 Index	100	77	98	110	115	134

*	The closing price for a share of our common stock on December 29, 2006, that last trading day of our fiscal year, was $30.91.

PBG Purchases of Equity Securities
     We repurchased approximately 8 million shares of PBG common stock in the fourth quarter of 2006 and approximately 18 million shares of PBG common stock during fiscal year 2006. Since the inception of our share repurchase program in October 1999 and through the end of fiscal year 2006, approximately 119 million shares of PBG common stock have been repurchased. Our share repurchases for the fourth quarter of 2006 are as follows:

			Total Number of Shares	Maximum Number (or
			(or Units) Purchased as	Approximate Dollar Value) of
	Total Number of		Part of Publicly	Shares (or Units) that May Yet
	Shares (or Units)	Average Price Paid per	Announced	Be Purchased Under
Period	Purchased(1)	Share (or Unit)(2)	Plans or Programs(3)	the Plans or Programs(3)
Period 10
09/10/06-10/07/06	615,000	$34.47	615,000	13,384,700
Period 11
10/08/06-11/04/06	1,970,000	$32.15	1,970,000	11,414,700
Period 12
11/05/06-12/02/06	2,316,700	$31.98	2,316,700	9,098,000
Period 13
12/03/06-12/30/06	2,699,800	$31.63	2,699,800	31,398,200

Total	7,601,500	$32.10	7,601,500

[1]	Shares have only been repurchased through publicly announced programs.

[2]	Average share price excludes brokerage fees.

[3]	Our Board has authorized the repurchase of shares of our common stock on the open market and through negotiated transactions as follows:

Number of Shares
Authorized to be
Date Share Repurchase Programs were Publicly Announced	Repurchased
October 14, 1999	20,000,000
July 13, 2000	10,000,000
July 11, 2001	20,000,000
May 28, 2003	25,000,000
March 25, 2004	25,000,000
March 24, 2005	25,000,000
December 15, 2006	25,000,000

Total shares authorized to be repurchased as of December 30, 2006	150,000,000

     Unless terminated by resolution of our Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

Item 6. Selected Financial Data
SELECTED FINANCIAL AND OPERATING DATA

in millions, except per share data
Fiscal years ended	2006	2005 (2)	2004	2003	2002
Statement of Operations Data:
Net revenues	$12,730	$11,885	$10,906	$10,265	$9,216
Cost of sales	6,810	6,253	5,656	5,215	5,001

Gross profit	5,920	5,632	5,250	5,050	4,215
Selling, delivery and administrative expenses(1)	4,903	4,609	4,274	4,094	3,317

Operating income(1)	1,017	1,023	976	956	898
Interest expense, net	266	250	230	239	191
Other non-operating expenses, net	11	1	1	7	7
Minority interest	59	59	56	50	51

Income before income taxes	681	713	689	660	649
Income tax expense(3)(4)(5)	159	247	232	238	221

Income before cumulative effect of change in accounting principle	522	466	457	422	428
Cumulative effect of change in accounting principle, net of tax and minority interest	—	—	—	6	—

Net income	$522	$466	$457	$416	$428

Per Share Data:
Basic earnings per share	$2.22	$1.91	$1.79	$1.54	$1.52
Diluted earnings per share	$2.16	$1.86	$1.73	$1.50	$1.46
Cash dividends declared per share	$0.41	$0.29	$0.16	$0.04	$0.04
Weighted-average basic shares outstanding	236	243	255	270	282
Weighted-average diluted shares outstanding	242	250	263	277	293

Other Financial Data:
Cash provided by operations	$1,228	$1,219	$1,222	$1,075	$1,009
Capital expenditures	$(725)	$(715)	$(688)	$(635)	$(618)

Balance Sheet Data (at period end):
Total assets	$11,927	$11,524	$10,937	$11,655	$10,142
Long-term debt	$4,754	$3,939	$4,489	$4,493	$4,539
Minority interest	$540	$496	$445	$396	$348
Accumulated other comprehensive loss(6)	$(361)	$(262)	$(315)	$(380)	$(468)
Shareholders’ equity	$2,084	$2,043	$1,949	$1,881	$1,824

(1)	In fiscal year 2006, we adopted SFAS 123R resulting in a $65 million or $0.17 per diluted earnings per share decrease in operating income. See Critical Accounting Policies in Item 7.

(2)	Our fiscal year 2005 results included an extra week of activity. The pre-tax income generated from the extra week was spent back in strategic initiatives within our selling, delivery and administrative expenses. The 53rd week had no impact on our net income or diluted earnings per share.

(3)	Fiscal year 2003 includes Canada tax law change expense of $11 million.

(4)	Fiscal year 2004 includes Mexico tax law change benefit of $26 million and international tax restructuring charge of $30 million.

(5)	Fiscal year 2006 includes a tax benefit of $11 million or $0.05 per diluted earnings per share from tax law changes in Canada, Turkey, and in various U.S. jurisdictions and a $55 million or $0.22 per diluted earnings per share tax benefit from the reversal of tax contingency reserves due to completion of our IRS audit of our 1999-2000 income tax returns.

(6)	In fiscal year 2006, we adopted SFAS 158 resulting in a $159 million adjustment to accumulated other comprehensive loss. See Critical Accounting Policies in Item 7.

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
     We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the U.S., Mexico, Canada and Europe, which consists of our operations in Spain, Greece, Russia and Turkey. In 2006, PBG changed its financial reporting methodology to three reportable segments — U.S. & Canada, Europe and Mexico. Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment. The Company has restated segment information contained in the Results of Operations — 2005 section of this report to conform to the current segment reporting structure. See Note 16 in the Notes to Consolidated Financial Statements for further discussion on our segments. As shown in the graph below, the U.S. & Canada segment is the dominant driver of our results, generating 68% of our volume, 78% of our net revenues and 86% of our operating income.
     At the core of PBG’s business are the products we sell. Our products are some of the world’s best-known brands, which span virtually every non-alcoholic liquid beverage category. The majority of our volume is derived from brands licensed from PepsiCo, Inc. (“PepsiCo”) or joint ventures in which PepsiCo participates. In some of our territories we have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, including Dr Pepper and Squirt. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including Electropura, e-puramr and Garci Crespo. See Part I, Item 1 of the non-financial section of this report for a listing of our principal products by segment.
     We sell our products through either a cold-drink or take-home channel. Our cold-drink channel consists of chilled products sold in the retail and foodservice channels. We earn the highest profit margins on a per-case basis in the cold-drink channel. Our take-home channel consists of unchilled products that are sold in the retail, mass and club channels for at-home future consumption.
     Our products are brought to market primarily through direct store delivery (“DSD”) or third-party distribution, including foodservice and vending distribution networks. The hallmarks of PBG’s DSD system are speed to market, flexibility and reach, all critical factors in bringing new products to market, adding accounts to our existing base and meeting increasing volume demands.
     Our customers span from large format accounts, including large chain foodstores, supercenters, mass merchandisers, chain drug stores, club stores and military bases to small independently owned shops and foodservice businesses.

     Among the services we provide to our customers are proven methods to grow not only PepsiCo brand sales, but the overall beverage category. Ultimately, our goal is to help our customers grow their beverage business by making our product line-up readily available.
     We measure our sales in terms of physical cases as sold to our customers. Each package, regardless of configuration or number of units within a package sold to a customer, represents one physical case. Our net price and gross margin on a per-case basis are impacted by how much we charge for the product, the mix of brands and packages we sell, and the channels in which the product is sold. For example, we realize a higher net revenue and gross margin per case on a 20-ounce chilled bottle sold in a convenience store than on a 2-liter unchilled bottle sold in a grocery store.
     Our financial success is dependent on a number of factors, including: our strong partnership with PepsiCo, the customer relationships we cultivate, the pricing we achieve in the marketplace, our market execution, our ability to meet changing consumer preferences and the efficiency we achieve in manufacturing and distributing our products. Key indicators of our financial success are: the number of physical cases we sell, the net price and gross margin we achieve on a per-case basis, and our overall cost productivity, which reflects how well we manage our raw material, manufacturing, distribution and other overhead costs.
     Management’s Financial Review is provided below and organized in the following sections:
•	Critical accounting policies

•	Relationship with PepsiCo

•	Items that affect historical or future comparability

•	Financial performance summary

•	Results of operations

•	Liquidity and financial condition and

•	Market risks and cautionary statements.
     The discussion and analysis throughout Management’s Financial Review should be read in conjunction with the Consolidated Financial Statements and the related accompanying notes. The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our Consolidated Financial Statements and the related accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We use our best judgment, the advice of external experts, our knowledge of existing facts and circumstances and actions that we may undertake in the future, in determining the estimates that affect our Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES
     The preparation of our consolidated financial statements in conformity with U.S. GAAP often requires us to make judgments, estimates, and assumptions regarding uncertainties that affect the results of operations, financial position and cash flows of the Company, as well as the related footnote disclosures. Management bases its estimates on knowledge of our operations, markets in which we operate, historical trends, future expectations and other assumptions. Actual results could differ from these estimates under different assumptions or conditions. Significant accounting policies are discussed in Note 2 in the Notes to Consolidated Financial Statements. Our critical accounting policies are those policies which management believes are most important to the portrayal of PBG’s financial condition and results of operations and require the use of estimates, assumptions and the application of judgment. Management has reviewed these critical accounting policies and related disclosures with the Audit and Affiliated Transactions Committee of our Board of Directors.
     Allowance for Doubtful Accounts — Our allowance for doubtful accounts is determined through evaluation of the aging of accounts receivable, sales return trend analysis, detailed analysis of high-risk customer accounts, overall market environment and financial conditions of our customers. Estimating an allowance for doubtful accounts requires significant management judgment and assumptions regarding the potential for losses on receivable balances. Accordingly, we estimate the amounts necessary to provide for losses on receivables by using quantitative and qualitative measures, including historical write-off experience, evaluating specific customer accounts for risk of loss, and adjusting for changes in economic conditions in which we and our customers operate. Actual collections of accounts receivable could differ from management’s estimates due to changes in future economic or industry conditions or specific customers’ financial condition.
     Recoverability of Goodwill and Intangible Assets with Indefinite Lives — Our intangible assets principally arise from the allocation of the purchase price of businesses acquired, and consist primarily of franchise rights, distribution rights, brands and residual goodwill. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” classifies intangible assets into three categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill, which is not amortized.
     Intangible assets with finite lives are amortized over their estimated useful lives. Tests for impairment are performed only if a triggering event indicates the carrying value may not be recoverable. For goodwill and intangible assets with indefinite lives, tests for impairment are performed at least annually or more frequently if a triggering event indicates the assets may be impaired.
     We evaluate goodwill for impairment at a reporting unit level. A reporting unit can be an operating segment or a business within an operating segment (component). Based on an evaluation of our reporting units, we determined that the countries in which we operate are our reporting units. We evaluate goodwill for impairment by comparing the fair value of the reporting unit with its carrying value. We measure the fair value of a reporting unit as the discounted estimated future cash flows, including a terminal value, which assumes the business continues in perpetuity. Our long-term terminal growth assumptions reflect our current long-term view of the marketplace. Our discount rate is based upon our weighted-average cost of capital for each reporting unit. If the carrying value of a reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill to its carrying amount to measure the amount of impairment loss.
     In determining whether our intangible assets have an indefinite useful life, we consider the following as applicable: the nature and terms of underlying agreements; our intent and ability to use the specific asset; the age and market position of the products within the territories we are entitled to sell; the historical and projected growth of those products; and costs, if any, to renew the agreement. We evaluate intangible assets with indefinite useful lives, including franchise rights, distribution rights and brands we own for impairment by comparing the estimated fair values with the carrying values. The fair value of our franchise rights and distribution rights is measured using a multi-period excess earnings method that is based upon estimated discounted future cash flows. The fair value of our brands is measured using a multi-period royalty savings method, which reflects the savings realized by owning the brand and, therefore, not having to pay a royalty fee to a third party. In the fair value calculation of these intangibles we use a discount rate that is based upon the reporting unit’s weighted-average cost of capital plus an additional risk premium to reflect the risk and uncertainty inherent in separately acquiring the identified intangible asset between a willing buyer and a willing seller. The additional risk premium associated with our discount rate effectively eliminates the benefit that we believe results from synergies, scale and our assembled workforce, all of which are components of goodwill.
     Considerable management judgment is necessary to estimate discounted future cash flows in conducting an impairment test for goodwill and other identified intangible assets, which may be impacted by future actions taken by us and our competitors and the volatility in the markets in which we conduct business. An inability to achieve strategic business plan targets in a reporting unit, a change in our discount rate, or other assumptions within our cash flow models could have a significant impact on the fair value of our reporting units and other intangible assets, which could then result in a material impairment charge to our results of operations. In Mexico, we have approximately $1 billion of intangible assets on our balance sheet. Prior to 2006, Mexico did not meet our profit expectations. While Mexico has met our profit expectations in 2006, an impairment charge could be required in the future if we do not achieve our long-term expected results there. We will continue to closely monitor our performance in Mexico and evaluate the realizability of each intangible asset. For further information about our goodwill and intangible assets see Note 9 in the Notes to Consolidated Financial Statements.
     Pension and Postretirement Medical Benefit Plans — We sponsor pension and other postretirement medical benefit plans in various forms in the United States and similar plans outside the United States, covering employees who meet specified eligibility requirements.
     We account for our defined benefit pension plans and our postretirement medical benefit plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). Effective for our fiscal year ending 2006, we adopted the balance sheet provisions of this standard and recognized the funded status of each of the pension and postretirement medical plans we sponsor in the United States and other similar plans we sponsor outside the United States. Accordingly, we recorded a decrease of approximately $159 million, net of taxes and minority interest, to our shareholders’ equity due to the adoption of SFAS 158.
     The assets, liabilities and expense associated with our international plans were not significant to our results of operations, and accordingly, assumptions and sensitivity analyses regarding these plans are not included in the discussion below.
Assumptions
     Our U.S. employees participate in non-contributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Assumptions and estimates are required to calculate the expenses and obligations for these plans including discount rate, expected return on plan assets, retirement age, mortality, turnover, health care cost trend rates and compensation-rate increases.
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
     The discount rate is a significant assumption and is derived from the present value of our expected pension and postretirement medical benefit payment streams. The present value is calculated by utilizing a yield curve that matches the timing of our expected benefit payments. The yield curve is developed by our actuarial advisers using a portfolio of several hundred high-quality non-callable corporate bonds. The bonds are rated Aa or better by Moody’s and have at least $250 million in principal amount. The bonds are denominated in U.S. dollars and have maturity dates ranging from six months to thirty years. Once the present value of all the expected payment streams has been calculated, a single discount rate is determined. The fiscal year 2007 weighted-average discount rate for our pension and postretirement medical plans is 6.00 percent and 5.80 percent, respectively.
     The expected return on plan assets is important, since a portion of our defined benefit pension plans is funded. In evaluating the expected rate of return on assets for a given fiscal year, we consider the actual 10 to 15-year historic returns on asset classes in our pension investment portfolio, reflecting the weighted-average return of our asset allocation and use them as a guide for future returns. Our target asset allocation for our U.S. pension assets is 75 percent equity investments, of which approximately 80 percent is invested in domestic equities and 20 percent is invested in foreign equities. The remaining 25 percent of our plan assets is invested primarily in fixed income securities, which is equally divided between U.S. government and corporate bonds. Our current portfolio’s target asset allocation for the 10 and 15-year periods had weighted average returns of 8.46 percent and 9.77 percent, respectively. Over time, the expected rate of return on pension plan assets should approximate the actual long-term returns. Based on the historic and estimated future returns of our portfolio, we estimate the long-term rate of return on assets for our domestic pension plans to be 8.50 percent in 2007.
     The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service, is deferred and included in expense on a straight-line basis over the average remaining service period of the employees expected to receive benefits.
     Gains and losses have resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including among other items, changes in discount rates, actual returns on plan assets as compared to assumed returns, and changes in compensation increases. Differences between assumed and actual returns on plan assets are amortized on a straight-line basis over five years and are recognized in the net periodic pension calculation over five years. To the extent the amount of all unrecognized gains and losses exceeds 10 percent of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining service period of active participants. Net unrecognized losses, within our pension and postretirement plans in the United States, totaled $558 million and $611 million at December 30, 2006 and December 31, 2005, respectively.
     The following table provides our current and expected weighted-average assumptions for our pension and postretirement medical plans’ expense in the United States:

Pension	2007	2006
Discount rate	6.00%	5.80%
Expected return on plan assets (net of administrative expenses)	8.50%	8.50%
Rate of compensation increase	3.55%	3.53%

Postretirement	2007	2006
Discount rate	5.80%	5.55%
Rate of compensation increase	3.55%	3.53%
Health care cost trend rate	8.00%	9.00%
     During 2006, our Company-sponsored defined benefit pension and postretirement medical plan expenses in the United States totaled $119 million. In 2007, our ongoing expenses will decrease by approximately $2 million to $117 million as a result of the combination of the following factors:
•	An increase in our weighted-average discount rate for our pension and postretirement medical expense from 5.80 percent and 5.55 percent to 6.00 percent and 5.80 percent, respectively, reflecting increases in the yields of long-term corporate bonds comprising the yield curve. This change in assumption will decrease our 2007 defined benefit pension and postretirement medical expense by approximately $8 million.

•	A change to our mortality assumption to reflect six years of projected mortality improvement will increase our 2007 defined benefit pension and postretirement medical expense by approximately $5 million.

•	Other changes will increase our 2007 defined benefit pension and postretirement medical expenses by approximately $1 million. These changes include certain benefit plan modifications, demographic changes and reflection of actual asset returns.

Sensitivity Analysis
     It is unlikely that in any given year the actual rate of return will be the same as the assumed long-term rate of return of 8.50 percent. The following table provides a summary of the last three years of actual returns versus the expected long-term returns for our U.S. pension plans:

	2006	2005	2004
Expected return on plan assets (net of administrative expenses)	8.50%	8.50%	8.50%
Actual return on plan assets (net of administrative expenses)	9.74%	13.33%	11.61%
     Sensitivity of changes in key assumptions for our U.S. pension and postretirement plans’ expense in 2007 are as follows:
•	Discount rate — A 25-basis point change in the discount rate would increase or decrease the expense for our pension and postretirement medical benefit plans in 2007 by approximately $10 million.

•	Expected return on plan assets — A 25-basis point change in the expected return on plan assets would increase or decrease the expense for our pension plans in 2007 by approximately $3 million. The postretirement medical benefit plans have no expected return on plan assets as they are funded from the general assets of the Company as the payments come due.
     For further information about our pension and postretirement plans and the adoption of SFAS 158 see Notes 2 and 14 in the Notes to Consolidated Financial Statements.
     Casualty Insurance Costs — Due to the nature of our business, we require insurance coverage for certain casualty risks. In the United States, we use a combination of insurance and self-insurance mechanisms, including a wholly owned captive insurance entity, which participates in a reinsurance pool to provide for workers’ compensation and automobile risks for occurrences up to $10 million, and product and general liability risks for occurrences up to $5 million. For losses exceeding these self-insurance thresholds, we purchase casualty insurance from a third-party provider.
     Our liability for casualty costs is estimated using individual case-based valuations and statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. We do not discount our loss expense reserves. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. We evaluate these estimates with our actuarial advisors periodically during the year and we believe that they are appropriate, although an increase or decrease in the estimates or events outside our control could have a material impact on reported net income. Accordingly, the ultimate settlement of these costs may vary significantly from the estimates included in our financial statements. For further information about our casualty insurance costs see Note 2 in the Notes to Consolidated Financial Statements.
     Share-Based Compensation — Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R requires the Company to recognize compensation expense for equity awards over the vesting period based on the award’s grant-date fair value.
     Historically, we offered stock option awards as our primary form of long-term incentive compensation. These stock option awards generally vest over three years and have a 10 year term. The Company uses the Black-Scholes-Merton option valuation model to value stock option awards. Beginning in 2006, we granted a combination of stock option awards and restricted stock units to our middle and senior management and our board of directors. The fair value of restricted stock unit awards is based on the fair value of PBG stock on the date of grant. Each restricted stock unit award generally vests over three years and is settled in shares of PBG stock after the vesting period.
     The Black-Scholes-Merton valuation model for our stock option awards estimates the potential value the employee will receive based on current interest rates, expected time at which the employee will exercise the award and the expected volatility of the Company’s stock price. These assumptions are based on historical experience and future expectations of employee behavior and stock price.

     Another significant assumption utilized in calculating our share-based compensation is the amount of awards that we expect to forfeit. Compensation expense is recognized only for share-based payments expected to vest and we estimate forfeitures, both at the date of grant as well as throughout the vesting period, based on the Company’s historical experience and future expectations.
     Changes in our assumptions utilized to value our stock options and forfeiture rates could materially affect the amount of share-based compensation expense recognized in the Consolidated Statement of Operations.
     For the year ended December 30, 2006, the adoption of SFAS 123R reduced our diluted earnings per share by approximately $0.17. We expect a similar impact to our diluted earnings per share for 2007.
     For further information about our share-based compensation see Note 4 in the Notes to Consolidated Financial Statements.
     Income Taxes — Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and tax planning strategies available to us in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. We establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized. A significant portion of deferred tax assets consists of net operating loss carryforwards (“NOLs”). We have NOLs totaling $1,118 million at December 30, 2006, which are available to reduce future taxes in the U.S., Spain, Greece, Russia, Turkey and Mexico. The majority of our NOLs are generated overseas, the largest of which is coming from our Mexican and Spanish operations. Of these NOLs, $26 million expire in 2007 and $1,092 million expire at various times between 2008 and 2026.
     Significant management judgment is required in determining our effective tax rate and in evaluating our tax position. We establish tax reserves when, based on the applicable tax law and facts and circumstances relating to a particular transaction or tax position, it becomes probable that the position will not be sustained when challenged by a taxing authority. A change in our tax reserves could have a significant impact on our results of operations.
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
     A number of years may elapse before a particular matter for which we have established a tax contingency reserve is audited and finally resolved. The number of years for which we have audits that are open varies depending on the tax jurisdiction. The U.S. Internal Revenue Service (“IRS”) is currently examining PBG’s and PepsiCo’s joint tax returns for 1998 through March 1999. The statute of limitations for the IRS audit of PBG’s 1999-2000 tax returns closed on December 30, 2006, and we released approximately $55 million in tax contingency reserves relating to such audit. The IRS is currently examining PBG’s tax returns for the 2001 and 2002 tax years. While it is often difficult to predict the final outcome or the timing of the resolution, we believe that our tax reserves reflect the probable outcome of known tax contingencies. Favorable resolutions would be recognized as a reduction of our tax expense in the year of resolution.
For further information about our income taxes see Note 15 in the Notes to Consolidated Financial Statements.
RELATIONSHIP WITH PEPSICO
     PepsiCo is considered a related party due to the nature of our franchise relationship and its ownership interest in our company. More than 80 percent of our volume is derived from the sale of brands from PepsiCo. At December 30, 2006, PepsiCo owned approximately 38.4 percent of our outstanding common stock and 100 percent of our outstanding class B common stock, together representing approximately 44.5 percent of the voting power of all classes of our voting stock. In addition, at December 30, 2006, PepsiCo owned 6.7 percent of the equity of Bottling LLC. We fully consolidate the results of Bottling LLC and present PepsiCo’s share as minority interest in our Consolidated Financial Statements.

     Our business is conducted primarily under beverage agreements with PepsiCo, including a master bottling agreement, a non-cola bottling agreement and a master syrup agreement. These agreements provide PepsiCo with the ability, at its sole discretion, to establish prices, and other terms and conditions for our purchase of concentrates and finished product from PepsiCo. Additionally, under a shared services agreement, we obtain various services from PepsiCo, which include services for information technology maintenance and the procurement of raw materials. We also provide services to PepsiCo, including facility and credit and collection support.
     Because we depend on PepsiCo to provide us with concentrate, bottler incentives and various services, changes in our relationship with PepsiCo could have a material adverse effect on our business and financial results.
     For further information about our relationship with PepsiCo and its affiliates see Note 17 in the Notes to Consolidated Financial Statements.
ITEMS THAT AFFECT HISTORICAL OR FUTURE COMPARABILITY
The year-over-year comparisons of our financial results are affected by the following items:

	December	December
(Expense)/Income	30, 2006	31, 2005
Operating income
Impact of SFAS 123R	$(65)	$—
HFCS litigation settlement	—	$29
53rd week	—	$24
Strategic spending initiatives	—	$(48)

Diluted earnings per share
Impact of SFAS 123R	$(0.17)	—
Tax law changes	$0.05	—
Tax audit settlement	$0.22	—
HFCS litigation settlement	—	$0.07
53rd week	—	$0.05
Strategic spending initiatives	—	$(0.12)
2006 Items
     SFAS 123R
     Effective January 1, 2006, the Company adopted SFAS 123R. Among its provisions, SFAS 123R requires the Company to recognize compensation expense for equity awards over the vesting period based on the award’s grant-date fair value. Prior to 2006, in accordance with accounting guidelines, the Company was not required to recognize this expense. For further information see our Critical Accounting Policies and Note 4 in the Notes to Consolidated Financial Statements.
     Tax Law Changes
     During 2006, tax law changes were enacted in Canada, Turkey, and in various U.S. jurisdictions which decreased our income tax expense, resulting in an increase to net income, after the impact of minority interest, of $10 million or $0.05 of diluted EPS. Please see our Income Tax Expense discussion in the Financial Performance section below for further details.
     Tax Audit Settlement
     Included in our fourth quarter and the full year diluted earnings per share was an approximate $0.22 tax gain which was primarily driven by the reversal of approximately $55 million of tax contingency reserves in the fourth quarter of 2006. These reserves, which related to the IRS audit of PBG’s 1999-2000 income tax returns, resulted from the expiration of the statute of limitations for this IRS audit on December 30, 2006.

2005 Items
     High Fructose Corn Syrup (“HFCS”) Litigation Settlement
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
     53rd Week
     Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years. Fiscal years 2006 and 2004 consisted of 52 weeks. In 2005, our fiscal year consisted of 53 weeks. Our 2005 results included pre-tax income of approximately $19 million due to the 53rd week, which increased our operating income by $24 million offset by additional interest expense of $5 million.
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
FINANCIAL PERFORMANCE SUMMARY

	December	December	Fiscal Year
	30, 2006	31, 2005	% Change
Net revenues	$12,730	$11,885	7%
Gross profit	$5,920	$5,632	5%
Operating income	$1,017	$1,023	(1)%
Net income	$522	$466	12%
Diluted earnings per share	$2.16	$1.86	16%
     During 2006, we delivered strong results, reflecting outstanding top-line growth which was partially offset by higher raw material costs and selling, delivery and administrative expenses, including the impact of adopting SFAS 123R. Diluted earnings per share increased 16 percent, which included the $0.22 tax gain primarily due to the reversal of tax contingency reserves in the fourth quarter and a $0.05 tax gain due to income tax law changes enacted in the third quarter. These tax gains were partially offset by the $0.17 earnings per share charge from the impact of adopting SFAS 123R.
     Overall, we increased our worldwide revenue by seven percent and our gross profit improved by five percent. Worldwide operating income was down less than one percent as a result of the six-percentage-point negative impact from the adoption of SFAS 123R. Strong results in our core operations were fueled by double-digit operating income growth in our Mexico and Europe segments and a solid performance in our U.S. & Canada segment. Reported operating income in our U.S. & Canada segment was down five percent driven by the six-percentage-point negative impact from the adoption of SFAS 123R and the net two-percentage-point positive impact in the prior year from the 53rd week, HFCS settlement and strategic initiatives.
     On a worldwide basis, we achieved three percent volume growth, reflecting increases across all segments. In the U.S. & Canada, volume increased two percent. Volume growth, excluding the impact from acquisitions and the impact of the 53rd week in 2005, was driven by strong brand performance in non-carbonated beverages. Strong volume growth in Europe of seven percent was driven by double-digit growth in Russia and Turkey. In Mexico, volume increased four percent, of which three percent was due to acquisitions.
     Our strong worldwide revenue growth was a result of strong brand performance across non-carbonated beverages, product and package innovation, pricing improvements and strong execution in the marketplace. Growth was driven primarily by a four-percent increase in net revenue per case, including a one-percentage-point impact from the effect of foreign currency translation, and a three-percent increase in volume. Each of our segments delivered strong increases in net revenue per case as a result of the Company’s successful pricing and margin strategy.
     Our worldwide cost of sales increased by nine percent driven by our strong volume growth and increases in some of our raw material costs, which have continued to pressure our bottom-line results. On a per-case basis, cost of sales increased six percent, reflecting increases in raw material costs and the impact of package mix.
     Worldwide selling, delivery and administrative (“SD&A”) expenses increased six percent. Increases in selling, delivery and administrative costs were driven by higher volume growth, wage and benefit costs, increased pension expense and planned spending as a result of investment in high growth European markets. The impact from the adoption of SFAS 123R in 2006 offset the net impact of the 53rd week, the HFCS settlement and the strategic spending initiatives in 2005.
     Interest expense, net increased by $16 million largely due to higher effective interest rates from interest rate swaps which convert our fixed-rate debt to variable-rate debt. Other non-operating expenses, net increased by $10 million primarily due to foreign exchange losses associated with the devaluation of the Turkish lira.
     Our cash flow from operations continued to be strong in 2006. We generated more than $1.2 billion of cash from operations, after contributing $68 million into our pension plans. With our strong cash flows, we utilized $725 million of cash for capital investments to grow our business and returned $643 million to our shareholders through share repurchases and dividends during the year. During 2006, we increased our annual dividend by 38 percent, raising it from $0.32 to $0.44 per share. In addition, our Board of Directors authorized an expansion of our share repurchase program for an additional 25 million shares of common stock on the open market and through negotiated transactions. This brings the total number of shares authorized for repurchase to 150 million since we initiated our share repurchase program in October 1999.
2007 Outlook

Forecasted 2007 growth vs. 2006
Worldwide Volume	1%-2%
U.S. Volume	Flat to 1%
Worldwide Net Revenue per Case	3%-4%
U.S. Net Revenue per Case	4%+
Worldwide Cost of Sales per Case	6%
Worldwide SD&A Expenses	4% to 5%
Worldwide Operating Income	2% to 4%

Full-Year Forecasted 2007 Results
Reported Diluted Earnings Per Share (including the unfavorable impact of $0.02 from FIN 48)	$1.90 to $1.98

     In 2007, we expect to increase our net revenue per case, using rate increases where marketplace conditions allow, while also managing the mix of products we plan to sell in order to offset the cost of raw materials which is expected to continue to pressure our cost of sales.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 becomes effective beginning with our first quarter 2007 fiscal period and is likely to cause greater volatility in our quarterly statements of operations and impact the calendarization of our effective tax rate on a quarterly basis as interest on tax reserves is recognized discretely within income tax expense. Please see Note 15 in the Notes to Consolidated Financial Statements for further discussion on FIN 48.
     The impact from this accounting change will result in an approximate one-percentage point increase in PBG’s effective tax rate. Accordingly, we expect our full year effective tax rate, including the impact of FIN 48, to be in the range of 34.5 to 35.0 percent. The impact of FIN 48 will increase our income tax expense by approximately $6 million and reduce EPS by approximately $0.02. Consequently, PBG’s full-year reported diluted earnings per share are expected to be in the range of $1.90 to $1.98.
RESULTS OF OPERATIONS — 2006
Volume

	Fiscal Year Ended
	2006 vs. 2005
	Worldwide	U.S. & Canada	Europe	Mexico
Base volume	3%	3%	7%	1%
Acquisitions	1%	1%	0%	3%
Impact of 53rd week in 2005	(1)%	(2)%	0%	0%

Total Volume Change	3%	2%	7%	4%

     Our full-year reported worldwide physical case volume increased three percent in 2006 versus 2005. Worldwide volume growth reflects increases across all segments.
     In the U.S. & Canada, volume growth, excluding the impact from acquisitions and the impact of the 53rd week in 2005, was fueled by strong brand performance across non-carbonated beverages, innovation and our ability to capture the growth in emerging channels such as Club and Dollar stores.
     In the U.S., volume increased three percent due mainly to a three-percent increase in base business volume and a one percent increase from acquisitions that was offset by the impact of the 53rd week in 2005. Base business volume growth was driven by a double-digit increase in both water and other non-carbonated beverages, fueled by outstanding growth in Lipton Iced Tea and energy drinks. Our total carbonated soft drink (“CSD”) portfolio decreased about one percent, mostly driven by declines in Trademark Pepsi. Our flavored CSD portfolio increased about two percent due to growth in Trademark Mountain Dew. From a channel perspective, growth in the U.S. was driven by a four-percent increase in our take-home channel as a result of double-digit increases in Club and Dollar stores as well as mass retailers and drug stores, and a two-percent increase in our cold-drink channel. Cold-drink growth was driven by strong results in the foodservice channel and in the convenience and gas channel.
     In Canada, volume increased about one percent in 2006 versus 2005, primarily driven by a two-percent increase in base business and partially offset by the impact of the 53rd week in 2005. Base business growth was primarily driven by double-digit growth in both water and other non-carbonated beverages.
     In Europe, volume grew seven percent in 2006 versus 2005, driven by double-digit increases in Russia and Turkey. Solid growth in our non-carbonated portfolio, including bottled water and Lipton Iced Tea, Trademark Pepsi and local brands helped drive overall growth in these countries.

     In Mexico, excluding the impact of acquisitions, volume increased one percent in 2006 versus 2005, mainly as a result of growth in bottled water and other non-carbonated beverages and partially offset by declines in jug water and CSD volume.
Net Revenues

	Fiscal Year Ended
	2006 vs. 2005
	Worldwide	U.S. & Canada	Europe	Mexico
Volume impact	3%	3%	7%	1%
Net price per case impact (rate/mix)	3%	3%	5%	5%
Acquisitions	1%	1%	0%	3%
Currency translation	1%	1%	0%	0%
Impact of 53rd week in 2005	(1)%	(2)%	0%	0%

Total Net Revenues Change	7%	6%	12%	9%

     Worldwide net revenues were $12.7 billion in 2006, a seven-percent increase over the prior year. The increase in net revenues for the year was driven primarily by strong volume growth and solid increases in net price per case across all segments, coupled with the impact of acquisitions in the U.S. and Mexico and the favorable impact from foreign currency translation in Canada. This growth was partially offset by the impact of the 53rd week in 2005 in our U.S. & Canada segment. Increases in net price per case were primarily driven by rate improvements across all segments.
     In the U.S. & Canada, six-percent growth in net revenues was consistent with worldwide trends. In the U.S., we achieved revenue growth of five percent with three-percent volume growth due primarily to base business volume increases in water and non-carbonated beverages. Net price per case in the U.S. increased by three percent mainly due to rate increases. In Canada, revenue growth of 12 percent was driven primarily by the favorable impact of foreign currency translation, coupled with a three-percent increase in net price per case and volume improvements of one percent.
     Net revenues in Europe increased 12 percent in 2006 versus 2005, driven primarily by double-digit volume growth in Russia and Turkey and strong increases in net price per case primarily as a result of rate increases.
     In Mexico, net revenues increased nine percent mostly due to strong increases in net price per case as a result of rate increases and the impact of acquisitions, coupled with positive volume growth.
Cost of Sales

Fiscal Year Ended
2006 vs. 2005
Worldwide
Volume impact	3%
Cost per case impact	5%
Acquisitions	1%
Currency translation	1%
Impact of 53rd week in 2005	(1)%

Total Cost of Sales Change	9%

     Worldwide cost of sales was $6.8 billion in 2006, a nine-percent increase over 2005. The growth in cost of sales across all of our segments was driven by cost per case increases and volume growth. Worldwide cost-per-case increases were driven primarily by increases in raw material costs and the impact of package mix. Changes in our package mix were driven by faster volume growth in higher cost non-carbonated products. The impact of acquisitions in the U.S. and Mexico and the negative impact of foreign currency translation in Canada each contributed about one percentage point of growth to our worldwide increase, which was partially offset by the impact of the 53rd week in the prior year in our U.S. & Canada segment.
Selling, Delivery and Administrative Expenses

Fiscal Year Ended
2006 vs. 2005
Worldwide
Cost impact	5%
Adoption of SFAS 123R in 2006	1%
Acquisitions	1%
HFCS Settlement in 2005	1%
Strategic Spending Initiatives in 2005	(1)%
Impact of 53rd week in 2005	(1)%

Total SD&A Change	6%

     Worldwide SD&A expenses were $4.9 billion, a six-percent increase over 2005. This increase was driven by volume growth and higher wage and benefit costs across all of our segments, increased pension expense in the U.S and planned spending as a result of investment in high-growth European markets. The impact from the adoption of SFAS 123R in 2006 contributed approximately one percentage point of growth to our worldwide increase in SD&A expenses. Additionally, the prior year combined impact from the strategic spending initiatives and the additional expenses from the 53rd week in our U.S. & Canada segment, partially offset by the pre-tax gain in the U.S. from the HFCS settlement decreased our worldwide SD&A growth in 2006 by approximately one percentage point.
Interest Expense, net
     Interest expense, net increased by $16 million largely due to higher effective interest rates from interest rate swaps which convert our fixed-rate debt to variable-rate debt.
Other Non-Operating Expenses, net
     Other non-operating expenses, net increased by $10 million primarily due to foreign exchange losses associated with the devaluation of the Turkish lira. This devaluation caused transactional losses due to the revaluation of our U.S. dollar denominated liabilities in Turkey, which were repaid in June of 2006.
Minority Interest
     Minority interest primarily represents PepsiCo’s approximate 6.7 percent ownership in Bottling LLC for both years ended 2006 and 2005.
Income Tax Expense
     Our effective tax rates for 2006 and 2005 were 23.4 percent and 34.7 percent, respectively. The decrease in our effective tax rate versus the prior year is due primarily to the reversal of tax contingency reserves of approximately $55 million relating to the completion of the IRS audit of PBG’s 1999-2000 income tax returns. In addition, during 2006 changes to the income tax laws in Canada, Turkey and certain jurisdictions within the U.S. were enacted. These tax law changes enabled us to re-measure our net deferred tax liabilities using lower tax rates which decreased our income tax expense by approximately $11 million during the year ended December 30, 2006, resulting in an increase in net income of $10 million after the impact of minority interest.
Diluted Weighted-Average Shares Outstanding
     Diluted earnings per share reflect the potential dilution that could occur if equity awards from our stock compensation plans were exercised and converted into common stock that would then participate in net income.
     Our diluted weighted-average shares outstanding for 2006, 2005 and 2004 were 242 million, 250 million and 263 million, respectively.

     The decrease in shares outstanding reflects the effect of our share repurchase program, which began in October 1999, partially offset by share issuances from the exercise of stock options. The amount of shares authorized by the Board of Directors to be repurchased totals 150 million shares, of which we have repurchased approximately 18 million shares in 2006 and 119 million shares since the inception of our share repurchase program. For further discussion on our earnings per share calculation see Note 3 in the Notes to Consolidated Financial Statements.
RESULTS OF OPERATIONS — 2005
Volume

	Fiscal Year Ended
	2005 vs. 2004
	Worldwide	U.S. & Canada	Europe	Mexico
Base volume	3%	2%	8%	5%
Acquisitions	1%	1%	0%	0%
Impact of 53rd week	1%	2%	0%	0%

Total Volume Change	5%	5%	8%	5%

     Our full-year reported worldwide physical case volume increased five percent in 2005 versus 2004, reflecting strong volume growth across all segments.
     In the U.S. & Canada, volume grew five percent in 2005 versus 2004, primarily driven by strong non-carbonated beverage sales and the impact of the 53rd week, coupled with the impact of acquisitions.
     In the U.S., volume grew five percent in 2005 versus 2004. Increases in volume, excluding acquisitions and the impact of the 53rd week, were driven by a three-percent increase in our take-home channel and a two-percent increase in our cold-drink channel. These volume increases were attributable to solid results in large format businesses and foodservice venues. In the U.S., our growth reflects consumer trends. Our non-carbonated beverage volume increased 18 percent, led by 31-percent growth in Trademark Aquafina and the successful introduction of Aquafina FlavorSplash, coupled with solid performance in Trademark Starbucks and in our energy drinks. Our total CSD portfolio was down about one percent, mostly driven by declines in brand Pepsi, partially offset by the successful introduction of Pepsi Lime, double-digit growth in brand Wild Cherry Pepsi, and a three-percent increase in our diet portfolio. The 53rd week contributed two percentage points of growth.
     In Canada, volume increased three percent in 2005 versus 2004, primarily driven by increases in both the cold-drink and take-home channels. This growth was fueled by strong execution and strategic marketing programs that were designed to gain consumer interest. The 53rd week contributed approximately one percentage point of growth.
     In Europe, volume grew eight percent in 2005 versus 2004, driven by double-digit increases in Russia and Turkey. In Russia, we had solid growth in Trademark Pepsi and Aqua Minerale, coupled with strong growth in Tropicana juice drinks, Lipton Iced Tea and local brands. In Turkey, we continued to improve our customer service through the consolidation of third-party distributors and the migration of selling activities to our own employees. These improvements and an effective advertising campaign resulted in volume increases in brand Pepsi and in local brands, such as Yedigun.
     Total volume in Mexico was up five percent for the year, driven largely by growth in our water business, including an 11-percent increase in our jug water business and a 13-percent increase in our bottled water business. The investments that we began making in 2004 in the marketplace and in our infrastructure in Mexico have enabled us to improve both our bottled water and jug water businesses, including expansion of our home delivery system for jug water. Our CSD portfolio in Mexico was down about one percent primarily due to competitive pressure in the Mexico City area. This decline was partially offset by solid performance in our CSD business outside the Mexico City area which accounts for 75 percent of our volume.

Net Revenues

	Fiscal Year Ended
	2005 vs. 2004
	Worldwide	U.S. & Canada	Europe	Mexico
Volume impact	3%	2%	8%	5%
Net price per case impact (rate/mix)	3%	3%	3%	0%
Acquisitions	1%	1%	0%	1%
Currency translation	1%	1%	1%	4%
Impact of 53rd week	1%	2%	0%	0%

Total Net Revenues Change	9%	9%	12%	10%

     Worldwide net revenues were $11.9 billion in 2005, a nine-percent increase over 2004. The increase in net revenues for the year was driven primarily by strong volume growth and increases in net price per case, coupled with the favorable impact from foreign currency translation in Canada and Mexico, acquisitions and the impact of the 53rd week.
     In the U.S. & Canada, nine-percent growth in net revenues was consistent with worldwide trends. Net price per case in the U.S. increased three percent, mostly due to rate increases.
     In Europe, net revenues increased 12 percent in 2005 versus 2004, reflecting strong volume growth, coupled with net price per case increases.
     In Mexico, net revenues grew 10 percent versus 2004, driven primarily by strong volume and the favorable impact from foreign currency translation.
Cost of Sales

Fiscal Year Ended
2005 vs. 2004
Worldwide
Volume impact	4%
Cost per case impact	4%
Acquisitions	1%
Currency translation	1%
Impact of 53rd week	1%

Total Cost of Sales Change	11%

     Worldwide cost of sales was $6.3 billion in 2005, an 11-percent increase over 2004. The growth in cost of sales was driven primarily by strong volume growth in all of our segments and cost-per-case increases, coupled with the negative impact of foreign currency translation in Canada and Mexico, acquisitions in the U.S. and the impact of the 53rd week in the U.S. and Canada. During 2005, we continued to see increases in resin prices, exacerbated by a severe hurricane season in the U.S. These increases added approximately $100 million of costs or approximately two percentage points of growth to our worldwide cost of sales per case.

Selling, Delivery and Administrative Expenses

Fiscal Year Ended
2005 vs. 2004
Worldwide
Cost impact	5%
HFCS Settlement	(1)%
Strategic Spending Initiatives	1%
Acquisitions	1%
Currency translation	1%
Impact of 53rd week	1%

Total SD&A Change	8%

     Worldwide SD&A expenses were $4.6 billion, an eight-percent increase over 2004. Increases in selling, delivery and administrative costs across all of our segments were driven by strong volume growth, wage and benefit increases and rising fuel prices. The impact of the 53rd week in the U.S. & Canada and the strategic spending initiatives, partially offset by the pre-tax gain of $29 million in the U.S. from the HFCS settlement contributed approximately one percentage point of a net increase in SD&A expenses. PBG invested both the HFCS gain and the additional income from the 53rd week in long-term strategic spending initiatives, which totaled $48 million. The strategic spending initiatives included programs to enhance our customer service agenda, drive productivity, including restructuring in Europe, and improve our management information systems.
     In addition, SD&A expenses in Mexico were higher than expected as certain of the cost savings initiatives did not yield expected results. This increase was partially offset by the impact of a $9 million non-cash impairment charge taken in the prior year for the franchise licensing agreement associated with the Squirt trademark in Mexico.
Interest Expense, net
     Interest expense, net increased by $20 million, when compared with 2004, largely due to higher effective interest rates from interest rate swaps, which convert our fixed-rate debt to variable debt, coupled with the impact of the 53rd week of approximately $5 million. As of December 31, 2005 approximately 26 percent of our total debt was variable.
Minority Interest
     Minority interest primarily represents PepsiCo’s approximate 6.7 percent and 6.8 percent ownership in our principal operating subsidiary, Bottling LLC for the years ended 2005 and 2004, respectively.
Income Tax Expense
     Our effective tax rates for 2005 and 2004 were 34.7 percent and 33.7 percent, respectively. The increase in our 2005 effective tax rate versus the prior year is mainly due to higher earnings in the U.S. and increased tax contingencies related to certain historic tax positions and resulting from changes in our international legal entity and debt structure. These increases in our tax provision were partially offset by the reversal of valuation allowances and the tax deduction for qualified domestic production activities enacted pursuant to the American Jobs Creation Act of 2004. The reversal of the valuation allowances was due in part to improved profitability trends in Russia and a change to the Russia tax law that enables us to use a greater amount of our Russian net operating losses. Additionally, the implementation of U.S. legal entity restructuring contributed to the remainder of the valuation allowance reversal.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity and Capital Resources
     Our principal sources of cash come from our operating activities, and the issuance of debt and bank borrowings. We believe that these cash inflows will be sufficient to fund capital expenditures, benefit plan contributions, acquisitions, share repurchases, dividends and working capital requirements for the foreseeable future.
     2006 Long-Term Debt Activities
     On March 30, 2006, Bottling LLC issued $800 million of 5.50% senior notes due 2016 (the “Notes”). The net proceeds received, after deducting the underwriting discount and offering expenses, were approximately $793 million. The net proceeds were used to repay outstanding commercial paper and the 2.45% senior notes due October of 2006. The Notes are general unsecured obligations and rank on an equal basis with all of Bottling LLC’s other existing and future unsecured indebtedness and are senior to all of Bottling LLC’s future subordinated indebtedness.
     2006 Short-Term Debt Activities
     In March 2006, we entered into a new $450 million committed revolving credit facility (“2006 Agreement”) which expires in March 2011 and increased our existing facility, which expires in April 2009, from $500 million to $550 million. Our combined committed credit facilities of $1 billion, which are guaranteed by Bottling LLC, support our $1 billion commercial paper program. Subject to certain conditions stated in the 2006 Agreement, the Company may borrow, prepay and reborrow amounts, including issuing standby letters of credit up to $250 million, at any time during the term of the 2006 Agreement. Funds borrowed may be used for general corporate purposes, including supporting our commercial paper program.
     At December 30, 2006, we had $115 million in outstanding commercial paper with a weighted-average interest rate of 5.4 percent. At December 31, 2005, we had $355 million in outstanding commercial paper with a weighted-average interest rate of 4.3 percent.
     We had available bank credit lines of approximately $741 million at December 30, 2006. These lines were used to support the general operating needs of our businesses. As of year-end 2006, we had $242 million outstanding under these lines of credit at a weighted-average interest rate of 5.0 percent. As of year-end 2005, we had available short-term bank credit lines of approximately $835 million and $156 million was outstanding under these lines of credit at a weighted-average interest rate of 4.3 percent.
     Our peak borrowing timeframe varies with our working capital requirements and the seasonality of our business. Additionally, throughout the year, we may have further short-term borrowing requirements driven by other operational needs of our business. During 2006, borrowings from our commercial paper program in the U.S. peaked at $408 million. Borrowings from our line of credit facilities peaked at $262 million, reflecting payments for working capital requirements.
     Financial Covenants
     Certain of our other senior notes have redemption features and non-financial covenants that will, among other things, limit our ability to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets. Additionally, certain of our credit facilities and senior notes have financial covenants. For a discussion of our covenants, see Note 11 in the Notes to Consolidated Financial Statements. We are in compliance with all debt covenants.
     On December 30, 2006, we adopted the balance sheet provisions of SFAS 158, and accordingly we recorded a decrease to our shareholders’ equity of approximately $159 million, net of taxes and minority interest. This did not have an impact on our liquidity or our debt covenants.
Cash Flows
     Fiscal 2006 Compared with Fiscal 2005
     Net cash provided by operations increased by $9 million to $1,228 million in 2006. Increases in net cash provided by operations were driven by higher cash profits, lower tax disbursements and lower pension contributions, partially offset by the impact of strong collections in the prior year. In 2005, net cash provided by operations included the excess tax benefit from the exercise of stock options. Beginning with the adoption of SFAS 123R in 2006, the excess tax benefit from the exercise of stock options is now required to be included in cash flows from financing activities.
     Net cash used for investments decreased by $111 million to $731 million, principally reflecting lower acquisition costs, partially offset by higher capital spending.
     Net cash used for financing increased by $188 million to $371 million, driven primarily by the repayment of our $500 million note and other long-term debt, reduction in our short-term borrowings and higher dividend payments, partially offset by the proceeds from the $800 million bond issuance in March of 2006.

     Fiscal 2005 Compared with Fiscal 2004
     Net cash provided by operations decreased by $3 million to $1,219 million in 2005. Decreases in net cash provided by operations were driven by higher tax disbursements as a result of the expiration of the tax stimulus package in 2004 and higher incentive compensation payments in 2005, partially offset by lower pension contributions and working capital improvements, particularly in the area of our receivables.
     Net cash used for investments increased by $80 million to $842 million, principally reflecting higher acquisition and capital spending, partially offset by higher proceeds from sales of property, plant and equipment.
     Net cash used for financing decreased by $1,212 million to $183 million driven primarily by the repayment of our $1.0 billion note in February 2004 and lower purchases of treasury stock, partially offset by higher dividend payouts.
Contractual Obligations
The following table summarizes our contractual obligations as of December 30, 2006:

	Payments Due by Period
			2008–	2010–	2012 and
Contractual Obligations	Total	2007	2009	2011	beyond
Long-term debt obligations (1)	$4,763	$11	$1,302	$—	$3,450
Capital lease obligations (2)	45	9	13	11	12
Operating leases (2)	210	51	68	32	59
Interest obligations (3)	2,694	269	498	382	1,545
Purchase obligations:
Raw material obligations (4)	180	18	145	17	—
Capital expenditure obligations (5)	45	45	—	—	—
Other obligations (6)	345	151	88	44	62
Other long-term liabilities (7)	30	7	10	6	7

Total	$8,312	$561	$2,124	$492	$5,135

(1)	See Note 11 in the Notes to Consolidated Financial Statements for additional information relating to our long-term debt obligations.

(2)	See Note 12 in the Notes to Consolidated Financial Statements for additional information relating to our lease obligations.

(3)	Represents interest payment obligations related to our long-term fixed-rate debt as specified in the applicable debt agreements. Additionally, a portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We estimated our variable interest payment obligations by using the interest rate forward curve.

(4)	Represents obligations to purchase raw materials pursuant to contracts entered into by PepsiCo on our behalf and international agreements to purchase raw materials.

(5)	Represents commitments to suppliers under capital expenditure related contracts or purchase orders.

(6)	Represents non-cancellable agreements that specify fixed or minimum quantities, price arrangements and timing of payments. Also includes agreements that provide for termination penalty clauses.

(7)	Primarily relates to contractual obligations associated with non-compete contracts that resulted from business acquisitions. The table excludes other long-term liabilities included in our Consolidated Financial Statements, such as pension, postretirement and other non-contractual obligations. See Note 14 in the Notes to Consolidated Financial Statements for a discussion of our future pension and postretirement contributions and corresponding expected benefit payments for years 2007 through 2016.
Off-Balance Sheet Arrangements
     There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Capital Expenditures
     Our business requires substantial infrastructure investments to maintain our existing level of operations and to fund investments targeted at growing our business. Capital expenditures included in our cash flows from investing activities totaled $725 million, $715 million and $688 million during 2006, 2005 and 2004, respectively.
MARKET RISKS AND CAUTIONARY STATEMENTS
Quantitative and Qualitative Disclosures about Market Risk
     In the normal course of business, our financial position is routinely subject to a variety of risks. These risks include the risk associated with the price of commodities purchased and used in our business, interest rates on outstanding debt and currency movements impacting our non-U.S. dollar denominated assets and liabilities. We are also subject to the risks associated with the business environment in which we operate, including the collectibility of accounts receivable. We regularly assess all of these risks and have policies and procedures in place to protect against the adverse effects of these exposures.
     Our objective in managing our exposure to fluctuations in commodity prices, interest rates and foreign currency exchange rates is to minimize the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, we have derivative instruments to hedge against the risk of adverse movements in commodity prices, interest rates and foreign currency. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use. See Note 13 in the Notes to Consolidated Financial Statements for additional information relating to our derivative instruments.
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
     Commodity Price Risk
     We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use future and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of raw materials and energy used in our operations. With respect to commodity price risk, we currently have various contracts outstanding for commodity purchases in 2007, which establish our purchase prices within defined ranges. We estimate that a 10-percent decrease in commodity prices with all other variables held constant would have resulted in a decrease in the fair value of our financial instruments of $7 million and $1 million at December 30, 2006 and December 31, 2005, respectively.
     Interest Rate Risk
     Interest rate risk is present with both fixed and floating-rate debt. We use interest rate swaps to manage our interest expense risk. These instruments effectively change the interest rate of specific debt issuances. As a result, changes in interest rates on our variable debt would change our interest expense. We estimate that a 50-basis point increase in interest rates on our variable rate debt and cash equivalents with all other variables held constant would have resulted in an increase to net interest expense of $2 million and $4 million in 2006 and 2005, respectively.
     We also enter into treasury rate lock agreements to hedge against adverse interest rate changes on certain debt financing arrangements.
     Foreign Currency Exchange Rate Risk
     In 2006, approximately 30 percent of our net revenues came from outside the United States. Social, economic and political conditions in these international markets may adversely affect our results of operations, cash flows and financial condition. The overall risks to our international businesses include changes in foreign governmental policies and other political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations that may adversely impact our business. In addition, our results of operations and the value of the foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates.
     As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from our international operations are usually reinvested locally.
     We have foreign currency transactional risks in certain of our international territories for transactions that are denominated in currencies that are different from their functional currency. We have entered into forward exchange contracts to hedge portions of our forecasted U.S. dollar cash flows in our Canadian business. A 10-percent weaker U.S. dollar against the Canadian dollar, with all other variables held constant, would result in a decrease in the fair value of these contracts of $11 million and $9 million at December 30, 2006 and December 31, 2005, respectively.
     Foreign currency gains and losses reflect both transaction gains and losses in our foreign operations, as well as translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Beginning in 2006, Turkey was no longer considered highly inflationary, and changed its functional currency from the U.S. Dollar to the Turkish Lira.
     Unfunded Deferred Compensation Liability
     Our unfunded deferred compensation liability is subject to changes in our stock price, as well as price changes in certain other equity and fixed-income investments. Employee investment elections include PBG stock and a variety of other equity and fixed-income investment options. Since the plan is unfunded, employees’ deferred compensation amounts are not directly invested in these investment vehicles. Instead, we track the performance of each employee’s investment selections and adjust his or her deferred compensation account accordingly. The adjustments to the employees’ accounts increases or decreases the deferred compensation liability reflected on our Consolidated Balance Sheets with an offsetting increase or decrease to our selling, delivery and administrative expenses in our Consolidated Statements of Operations. We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on our stock price. Therefore, changes in compensation expense as a result of changes in our stock price are substantially offset by the changes in the fair value of these contracts. We estimate that a 10-percent unfavorable change in the year-end stock price would have reduced the fair value from these forward contract commitments by $2 million in 2006 and 2005.

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

The Pepsi Bottling Group, Inc.
Consolidated Statements of Operations
Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004
in millions, except per share data

	2006	2005	2004

Net Revenues	$12,730	$11,885	$10,906
Cost of sales	6,810	6,253	5,656

Gross Profit	5,920	5,632	5,250
Selling, delivery and administrative expenses	4,903	4,609	4,274

Operating Income	1,017	1,023	976
Interest expense, net	266	250	230
Other non-operating expenses, net	11	1	1
Minority interest	59	59	56

Income Before Income Taxes	681	713	689
Income tax expense	159	247	232

Net Income	$522	$466	$457

Basic Earnings Per Share	$2.22	$1.91	$1.79

Weighted-average shares outstanding	236	243	255

Diluted Earnings Per Share	$2.16	$1.86	$1.73

Weighted-average shares outstanding	242	250	263

Dividends declared per common share	$0.41	$0.29	$0.16

See accompanying notes to Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Consolidated Statements of Cash Flows
Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004
in millions

	2006	2005	2004
Cash Flows—Operations
Net income	$522	$466	$457
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	637	615	580
Amortization	12	15	13
Deferred income taxes	(61)	(65)	31
Stock-based compensation	65	—	—
Other non-cash charges and credits:
Defined benefit pension and postretirement expenses	119	109	88
Minority interest expense	59	59	56
Casualty self-insurance expense	80	85	93
Other non-cash charges and credits	67	84	61

Net other non-cash charges and credits	325	337	298
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(120)	7	(53)
Inventories	(57)	(29)	(38)
Prepaid expenses and other current assets	1	1	(16)
Accounts payable and other current liabilities	88	4	98
Income taxes payable	(2)	77	30

Net change in operating working capital	(90)	60	21
Casualty insurance payments	(67)	(66)	(53)
Pension contributions	(68)	(77)	(83)
Other, net	(47)	(66)	(42)

Net Cash Provided by Operations	1,228	1,219	1,222

Cash Flows—Investments
Capital expenditures	(725)	(715)	(688)
Acquisitions of bottlers, net of cash acquired	(33)	(155)	(96)
Proceeds from sale of property, plant and equipment	18	29	22
Other investing activities, net	9	(1)	—

Net Cash Used for Investments	(731)	(842)	(762)

Cash Flows—Financing
Short-term borrowings, net—three months or less	(107)	268	89
Proceeds from short-term borrowings — more than three months	96	74	55
Payments of short-term borrowings — more than three months	(74)	(68)	(40)
Proceeds from issuances of long-term debt	793	36	23
Payments of long-term debt	(604)	(36)	(1,014)
Minority interest distribution	(19)	(12)	(13)
Dividends paid	(90)	(64)	(31)
Excess tax benefit from exercise of stock options	19	—	—
Proceeds from exercise of stock options	168	109	118
Purchases of treasury stock	(553)	(490)	(582)

Net Cash Used for Financing	(371)	(183)	(1,395)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	3	5

Net Increase/(Decrease) in Cash and Cash Equivalents	127	197	(930)
Cash and Cash Equivalents—Beginning of Year	502	305	1,235

Cash and Cash Equivalents—End of Year	$629	$502	$305

Supplemental Cash Flow Information

Non-Cash Investing and Financing Activities:
Liabilities incurred and/or assumed in conjunction with acquisitions of bottlers	$20	$22	$20
Change in accounts payable related to capital expenditures	$7	$(6)	$29
See accompanying notes to Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Consolidated Balance Sheets
December 30, 2006 and December 31, 2005
in millions, except per share data

	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$629	$502
Accounts receivable, less allowance of $50 in 2006 and $51 in 2005	1,332	1,186
Inventories	533	458
Prepaid expenses and other current assets	255	266

Total Current Assets	2,749	2,412

Property, plant and equipment, net	3,785	3,649
Other intangible assets, net	3,768	3,814
Goodwill	1,490	1,516
Other assets	135	133

Total Assets	$11,927	$11,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,677	$1,583
Short-term borrowings	357	426
Current maturities of long-term debt	17	589

Total Current Liabilities	2,051	2,598

Long-term debt	4,754	3,939
Other liabilities	1,205	1,027
Deferred income taxes	1,293	1,421
Minority interest	540	496

Total Liabilities	9,843	9,481

Shareholders’ Equity
Common stock, par value $0.01 per share: authorized 900 shares, issued 310 shares	3	3
Additional paid-in capital	1,751	1,709
Retained earnings	2,708	2,283
Accumulated other comprehensive loss	(361)	(262)
Deferred compensation	—	(14)
Treasury stock: 80 shares and 71 shares in 2006 and 2005, respectively, at cost	(2,017)	(1,676)

Total Shareholders’ Equity	2,084	2,043

Total Liabilities and Shareholders’ Equity	$11,927	$11,524

     See accompanying notes to Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004

					Accumulated
					Other
		Additional			Compre-
	Common	Paid-In	Deferred	Retained	hensive	Treasury		Comprehensive
in millions, except per share data	Stock	Capital	Compensation	Earnings	Loss	Stock	Total	Income
Balance at December 27, 2003	$3	$1,743	$(4)	$1,471	$(380)	$(952)	$1,881
Comprehensive income:
Net income	—	—	—	457	—	—	457	$457
Net currency translation adjustment	—	—	—	—	84	—	84	84
Cash flow hedge adjustment (net of tax and minority interest of $2)	—	—	—	—	(3)	—	(3)	(3)
Minimum pension liability adjustment (net of tax and minority interest of $13)	—	—	—	—	(16)	—	(16)	(16)

Total comprehensive income								$522

Stock option exercises: 9 shares	—	(72)	—	—	—	190	118
Tax benefit — equity awards	—	51	—	—	—	—	51
Purchase of treasury stock: 21 shares	—	—	—	—	—	(582)	(582)
Stock compensation	—	(3)	3	—	—	—	—
Cash dividends declared on common stock (per share: $0.16)	—	—	—	(41)	—	—	(41)

Balance at December 25, 2004	3	1,719	(1)	1,887	(315)	(1,344)	1,949
Comprehensive income:
Net income	—	—	—	466	—	—	466	$466
Net currency translation adjustment	—	—	—	—	65	—	65	65
Cash flow hedge adjustment (net of tax and minority interest of $5)	—	—	—	—	(7)	—	(7)	(7)
Minimum pension liability adjustment (net of tax and minority interest of $3)	—	—	—	—	(5)	—	(5)	(5)

Total comprehensive income								$519

Stock option exercises: 7 shares	—	(49)	—	—	—	158	109
Tax benefit — equity awards	—	23	—	—	—	—	23
Purchase of treasury stock: 17 shares	—	—	—	—	—	(490)	(490)
Stock compensation	—	16	(13)	—	—	—	3
Cash dividends declared on common stock (per share: $0.29)	—	—	—	(70)	—	—	(70)

Balance at December 31, 2005	3	1,709	(14)	2,283	(262)	(1,676)	2,043
Comprehensive income:
Net income	—	—	—	522	—	—	522	$522
Net currency translation adjustment	—	—	—	—	25	—	25	25
Cash flow hedge adjustment (net of tax and minority interest of $(5))	—	—	—	—	8	—	8	8
Minimum pension liability adjustment (net of tax and minority interest of $(21))	—	—	—	—	27	—	27	27
FAS 158 — pension liability adjustment (net of tax and minority interest of $124)	—	—	—	—	(159)	—	(159)	—

Total comprehensive income								$582

Stock option exercises: 9 shares	—	(44)	—	—	—	212	168
Tax benefit — equity awards	—	35	—	—	—	—	35
Purchase of treasury stock: 18 shares	—	—	—	—	—	(553)	(553)
Stock compensation	—	51	14	—	—	—	65
Cash dividends declared on common stock (per share: $0.41)	—	—	—	(97)	—	—	(97)

Balance at December 30, 2006	$3	$1,751	$—	$2,708	$(361)	$(2,017)	$2,084

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tabular dollars in millions, except per share data
Note 1—Basis of Presentation
     The Pepsi Bottling Group, Inc. (“PBG” or the “Company”) is the world’s largest manufacturer, seller and distributor of Pepsi-Cola beverages. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Mexico, Canada and Europe, which consists of our operations in Spain, Greece, Russia and Turkey. When used in these Consolidated Financial Statements, “PBG,” “we,” “our” and “us” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC (“Bottling LLC”), our principal operating subsidiary.
     At December 30, 2006, PepsiCo, Inc. (“PepsiCo”) owned 88,511,358 shares of our common stock, consisting of 88,411,358 shares of common stock and 100,000 shares of Class B common stock. All shares of Class B common stock that have been authorized have been issued to PepsiCo. At December 30, 2006, PepsiCo owned approximately 38.4 percent of our outstanding common stock and 100 percent of our outstanding Class B common stock, together representing 44.5 percent of the voting power of all classes of our voting stock. In addition, PepsiCo owns approximately 6.7 percent of the equity of Bottling LLC. We fully consolidate the results of Bottling LLC and present PepsiCo’s share as minority interest in our Consolidated Financial Statements.
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
     Our Board of Directors has the authority to provide for the issuance of up to 20,000,000 shares of preferred stock, and to determine the price and terms, including, but not limited to, preferences and voting rights of those shares without stockholder approval. At December 30, 2006, there was no preferred stock outstanding.
     Certain reclassifications have been made to the prior years’ Consolidated Financial Statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
Note 2—Summary of Significant Accounting Policies
     Basis of Consolidation — We consolidate in our financial statements, entities in which we have a controlling financial interest, as well as variable interest entities where we are the primary beneficiary. We have eliminated all intercompany accounts and transactions in consolidation.
     Fiscal Year — Our U.S. and Canadian operations report using a fiscal year that consists of fifty-two weeks, ending on the last Saturday in December. Every five or six years a fifty-third week is added. Fiscal years 2006 and 2004 consisted of fifty-two weeks. In 2005, our fiscal year consisted of fifty-three weeks (the additional week was added to the fourth quarter). Our remaining countries report using a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:

Quarter	U.S. & Canada	Mexico & Europe
First Quarter	12 weeks	January and February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks/17 weeks (FY 2005)	September, October, November and December
     Revenue Recognition — Revenue, net of sales returns, is recognized when our products are delivered to customers in accordance with the written sales terms. We offer certain sales incentives on a local and national level through various customer trade agreements designed to enhance the growth of our revenue. Customer trade agreements are accounted for as a reduction to our revenues.
     Customer trade agreements with our customers include payments for in-store displays, volume rebates, featured advertising and other growth incentives. A number of our customer trade agreements are based on quarterly and annual targets that generally do not exceed one year. Amounts recognized in our financial statements are based on amounts estimated to be paid to our customers depending upon current performance, historical experience, forecasted volume and other performance criteria.
     Advertising and Marketing Costs — We are involved in a variety of programs to promote our products. We include advertising and marketing costs in selling, delivery and administrative expenses. Advertising and marketing costs were $403 million, $421 million and $426 million in 2006, 2005 and 2004, respectively, before bottler incentives received from PepsiCo and other brand owners.
     Bottler Incentives — PepsiCo and other brand owners, at their discretion, provide us with various forms of bottler incentives. These incentives cover a variety of initiatives, including direct marketplace support and advertising support. We classify bottler incentives as follows:
•	Direct marketplace support represents PepsiCo’s and other brand owners’ agreed-upon funding to assist us in offering sales and promotional discounts to retailers and is generally recorded as an adjustment to cost of sales. If the direct marketplace support is a reimbursement for a specific, incremental and identifiable program, the funding is recorded as an offset to the cost of the program.

•	Advertising support represents agreed-upon funding to assist us for the cost of media time and promotional materials and is generally recorded as an adjustment to cost of sales. Advertising support that represents reimbursement for a specific, incremental and identifiable media cost, is recorded as a reduction to advertising and marketing expenses within selling, delivery and administrative expenses.
     Total bottler incentives recognized as adjustments to net revenues, cost of sales and selling, delivery and administrative expenses in our Consolidated Statements of Operations were as follows:

	Fiscal Year Ended
	2006	2005	2004
Net revenues	$67	$51	$22
Cost of sales	649	604	559
Selling, delivery and administrative expenses	70	79	84

Total bottler incentives	$786	$734	$665

     Share-Based Compensation — Effective January 1, 2006, the Company adopted the fair value based method of accounting prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) for its employee stock option plans. See Note 4 in the Notes to Consolidated Financial Statements for further discussion on our share-based compensation.
     Shipping and Handling Costs — Our shipping and handling costs reported in the Consolidated Statements of Operations are recorded primarily within selling, delivery and administrative expenses. Such costs recorded within selling, delivery and administrative expenses totaled $1.7 billion, $1.5 billion and $1.6 billion in 2006, 2005 and 2004, respectively.
     Foreign Currency Gains and Losses — We translate the balance sheets of our foreign subsidiaries at the exchange rates in effect at the balance sheet date, while we translate the statements of operations at the average rates of exchange during the year. The resulting translation adjustments of our foreign subsidiaries are recorded directly to accumulated other comprehensive loss. Foreign currency gains and losses reflect both transaction gains and losses in our foreign operations, as well as translation gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Beginning January 1, 2006, Turkey was no longer considered to be a highly inflationary economy for accounting purposes.

     Pension and Postretirement Medical Benefit Plans — We sponsor pension and other postretirement medical benefit plans in various forms both in the U.S. and similar plans outside the U.S., covering employees who meet specified eligibility requirements.
     We account for our defined benefit pension plans and our postretirement medical benefit plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). Effective for our fiscal year ending 2006, we recognized on our balance sheet the funded status of each of the pension and other postretirement medical plans we sponsor in the United States and other similar plans we sponsor outside the United States.
     The assets, liabilities and expense associated with our international plans were not significant to our results of operations, and accordingly assumptions regarding these plans are not included in the discussion below.
     The assets, liabilities and assumptions used to measure pension and postretirement medical expense for any fiscal year are determined as of September 30 of the preceding year (“measurement date”). The discount rate assumption used in our pension and postretirement medical benefit plans’ accounting is based on current interest rates for high-quality, long-term corporate debt as determined on each measurement date. In evaluating the expected rate of return on assets for a given fiscal year, we consider the actual 10 to 15-year historic returns on asset classes in our pension investment portfolio, reflecting the weighted-average return of our asset allocation and use them as a guide for future returns. Differences between actual and expected returns are generally recognized in the net periodic pension calculation over five years. To the extent the amount of all unrecognized gains and losses exceeds 10 percent of the larger of the pension benefit obligation or plan assets, such amount is amortized over the average remaining service period of active participants. We amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits.
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
     Significant management judgment is required in determining our effective tax rate and in evaluating our tax position. We establish tax reserves when, based on the applicable tax law and facts and circumstances relating to a particular transaction or tax position, it becomes probable that the position will not be sustained when challenged by a taxing authority. A change in our tax reserves could have a significant impact on our results of operations.
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
     Allowance for Doubtful Accounts — A portion of our accounts receivable will not be collected due to non-payment, bankruptcies and sales returns. Our accounting policy for the provision for doubtful accounts requires reserving an amount based on the evaluation of the aging of accounts receivable, sales return trend analysis, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers.
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
     Goodwill and Other Intangible Assets, net — Goodwill consists of the excess cost of acquired enterprises over the sum of the amounts assigned to assets acquired less liabilities assumed. Goodwill and intangible assets with indefinite useful lives are not amortized, but are evaluated for impairment annually, or more frequently if impairment indicators arise. The Company completed the annual impairment test for 2006 in the fiscal fourth quarter and no impairment was determined.
     Other intangible assets that are subject to amortization are amortized on a straight-line basis over the period in which we expect to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In our evaluation of these intangible assets, we consider the nature and terms of the underlying agreements, competitive environment, and brand history, as applicable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques.
     Casualty Insurance Costs — In the United States, we use a combination of insurance and self-insurance mechanisms, including a wholly owned captive insurance entity, which participates in a reinsurance pool, to provide for the potential liabilities for workers’ compensation, product and general risk liability and automobile risks. We are self-insured or have large deductible programs for workers’ compensation and automobile risks for occurrences up to $10 million, and product and general liability risks for occurrences up to $5 million. For losses exceeding these self-insurance thresholds, we purchase casualty insurance from a third-party provider. Our liability for casualty costs was $214 million as of December 30, 2006 of which $62 million was reported in accounts payable and other current liabilities and $152 million was recorded in other liabilities in our Consolidated Balance Sheet. At December 31, 2005, our liability for casualty costs was $188 million of which $61 million was reported in accounts payable and other current liabilities and $127 million was recorded in other liabilities in our Consolidated Balance Sheet. Our liability for casualty costs is estimated using individual case-based valuations and statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. We do not discount our loss expense reserves.
     Minority Interest — PBG and PepsiCo contributed bottling businesses and assets used in the bottling businesses to Bottling LLC in connection with the formation of Bottling LLC in February 1999. At December 30, 2006, PBG owned 93.3 percent of Bottling LLC and PepsiCo owned the remaining 6.7 percent. Accordingly, minority interest in the Consolidated Financial Statements primarily reflects PepsiCo’s share of the consolidated net income of Bottling LLC as minority interest in our Consolidated Statements of Operations, and PepsiCo’s share of consolidated net assets of Bottling LLC as minority interest in our Consolidated Balance Sheets.
     Treasury Stock — We record the repurchase of shares of our common stock at cost and classify these shares as treasury stock within shareholders’ equity. Repurchased shares are included in our authorized and issued shares but not included in our shares outstanding. We record shares reissued using an average cost. At December 30, 2006 we had 150 million shares authorized under our share repurchase program. Since the inception of our share repurchase program in October 1999, we have repurchased approximately 119 million shares and have reissued approximately 39 million for stock option exercises.
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
     If a fair value or cash flow hedge were to cease to qualify for hedge accounting or were terminated, it would continue to be carried on the balance sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If the underlying hedged transaction ceases to exist, any associated amounts reported in accumulated other comprehensive loss are reclassified to earnings at that time.
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
     New Accounting Standards
     SFAS No. 158
     In September 2006, the FASB issued SFAS 158. Effective December 30, 2006 the Company adopted the balance sheet recognition provisions of this standard and accordingly recognized the funded status of each of the pension, postretirement plans, and other similar plans we sponsor. Effective for fiscal year ending 2008, we will be required to measure a plan’s assets and liabilities as of the end of the fiscal year instead of our current measurement date of September 30. We are currently evaluating the impact of the change in measurement date on our Consolidated Financial Statements. See Note 14 in the Notes to Consolidated Financial Statements for further discussion on SFAS 158.
     SAB No. 108
     In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for the fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our Consolidated Financial Statements.
     FASB Interpretation No. 48
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a new and comprehensive structured approach to accounting for uncertainty in income taxes that provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 becomes effective beginning with our first quarter 2007 fiscal period. We have determined the impact of adopting FIN 48 and the cumulative effect is an approximate $5 million increase to our beginning retained earnings balance as of December 31, 2006. See Note 15 in the Notes to Consolidated Financial Statements for further discussion on FIN 48.
     SFAS No. 157
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 becomes effective beginning with our first quarter 2008 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
Note 3—Earnings per Share
     The following table reconciles the shares outstanding and net earnings used in the computations of both basic and diluted earnings per share:

	Fiscal Year Ended
Shares in millions	2006	2005	2004

Average number of shares outstanding during period on which basic earnings per share is based	236	243	255
Add — Incremental shares under stock compensation plans	6	7	8

Number of shares on which diluted earnings per share is based	242	250	263

Basic and diluted net income applicable to common shareholders	$522	$466	$457

Basic earnings per share	$2.22	$1.91	$1.79

Diluted earnings per share	$2.16	$1.86	$1.73
     Diluted earnings per share reflects the potential dilution that could occur if stock options or other equity awards from our stock compensation plans were exercised and converted into common stock that would then participate in net income. For the years ended December 30, 2006, December 31, 2005 and December 25, 2004, options to purchase 1.7 million shares, 9.9 million shares, and 6.8 million shares, respectively are not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the Company’s common shares during the related periods and the effect of including the options in the computation would be antidilutive.
Note 4—Share-Based Compensation
     Accounting for Share-Based Compensation — Effective January 1, 2006, the Company adopted SFAS 123R. Among its provisions, SFAS 123R requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic-value based method of accounting, compensation expense for stock options granted to the Company’s employees was measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. The Company’s policy is to grant stock options at fair value on the date of grant and as a result, no compensation expense was historically recognized for stock options.
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
     The adoption of SFAS 123R reduced our basic earnings per share by $0.18 and diluted earnings per share by $0.17 for the year ended 2006. Total share-based compensation expense recognized in selling, delivery and administrative expenses in the Consolidated Statement of Operations for the year ended 2006 was $65 million, which is before an income tax benefit of $18 million and minority interest of $4 million, resulting in a decrease to net income of $43 million.
     The following table shows the effect on net income and earnings per share for the years ended December 31, 2005 and December 25, 2004 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”:

	Fiscal Year Ended
	2005	2004
Net income:
As reported	$466	$457
Add: Total share-based employee compensation included in reported net income, net of taxes and minority interest	1	—
Less: Total share-based employee compensation determined under fair-value based method for all awards, net of taxes and minority interest	(43)	(37)

Pro forma	$424	$420

Earnings per share:
Basic — as reported	$1.91	$1.79
Basic — pro forma	$1.74	$1.64

Diluted — as reported	$1.86	$1.73
Diluted — pro forma	$1.68	$1.59
     Share-Based Long-Term Incentive Compensation Plans — Prior to 2006, we granted non-qualified stock options to certain employees, including middle and senior management under our share-based long-term incentive compensation plans (“incentive plans”). Additionally, we granted restricted stock units to certain senior executives. Non-employee members of our Board of Directors (“Directors”) participate in a separate incentive plan and receive non-qualified stock options or restricted stock units.
     Beginning in 2006, we granted a mix of stock options and restricted stock units to middle and senior management employees and Directors under our incentive plans.
     Shares available for future issuance to employees and Directors under existing plans were 11.5 million at December 30, 2006.
     The fair value of PBG stock options was estimated at the date of grant using the Black-Scholes-Merton option-valuation model. The table below outlines the weighted average assumptions for options granted during years ended December 30, 2006, December 31, 2005 and December 25, 2004:

	2006	2005	2004
Risk-free interest rate	4.7%	4.1%	3.2%
Expected term (in years)	5.7	5.8	6.0
Expected volatility	27.0%	28.0%	35.0%
Expected dividend yield	1.5%	1.1%	0.7%

     The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining expected term. The expected term of the options represents the estimated period of time employees will retain their vested stocks until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the implied volatility of its traded options. The expected dividend yield is management’s long-term estimate of annual dividends to be paid as a percentage of share price.
     The fair value of restricted stock units is based on the fair value of PBG stock on the date of grant.
     We receive a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price when the options are exercised over the exercise price of the options. Additionally, we receive a tax deduction for restricted stock units equal to the fair market value of PBG’s stock at the date of conversion to PBG stock. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from equity awards as operating cash inflows in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the grant-date fair value for these equity awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. For the year ended December 30, 2006, we recognized $37 million in tax benefits from the exercise of equity awards, of which $19 million was recorded as excess tax benefits in the Consolidated Statements of Cash Flows, resulting in a decrease of cash from operations and an increase in cash from financing of $19 million.
     As of December 30, 2006, there was approximately $77 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.
     Stock Options — Stock options expire after 10 years and prior to the 2006 grant year, stock options granted to employees were generally exercisable 25 percent after each of the first two years, and the remainder after three years. Beginning in 2006, new stock options granted to employees generally will vest ratably over three years. Stock options granted to Directors are typically fully vested on the grant date.
     The following table summarizes option activity during the year ended December 30, 2006:

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual	Aggregate
Options	(in millions)	per Share	Term (years)	Intrinsic Value
Outstanding at January 1, 2006	38.1	$22.54
Granted	3.7	$29.70
Exercised	(8.8)	$19.30
Forfeited or expired	(0.9)	$27.51

Outstanding at December 30, 2006	32.1	$24.11	6.2	$219

Exercisable at December 30, 2006	20.3	$21.27	5.1	$196
     The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $30.91 as of the last business day of the period ended December 30, 2006.
     During the years ended December 30, 2006 and December 31, 2005, the total intrinsic value of stock options exercised was $115 million and $89 million, respectively. The weighted-average grant-date fair value of stock options granted during 2006 and 2005 was $8.75 and $8.68, respectively.

     Restricted Stock Units — Restricted stock units granted to employees generally vest over three years. In addition, restricted stock unit awards to certain senior executives contain vesting provisions that are contingent upon the achievement of pre-established performance targets. The initial restricted stock award to Directors remains restricted while the individual serves on the Board. The annual grants to Directors vest immediately, but may be deferred. All restricted stock unit awards are settled in shares of PBG common stock.
     The following table summarizes restricted stock unit activity during the year ended December 30, 2006:

			Weighted Average
		Weighted Average	Remaining
	Shares	Grant-Date Fair	Contractual	Aggregate
Restricted Stock Units	(in thousands)	Value	Term (years)	Intrinsic Value
Outstanding at January 1, 2006	567	$27.52
Granted	1,166	$29.55
Converted	(7)	$9.89
Forfeited	(29)	$29.44

Outstanding at December 30, 2006	1,697	$28.96	2.3	$52

Convertible at December 30, 2006	45	$24.74	—	$1
     The weighted average fair value of restricted stock units granted for the years ended December 30, 2006 and December 31, 2005, was $29.55 and $28.12, respectively. The total intrinsic value of restricted stock units converted during the year ended December 30, 2006, was approximately $248 thousand. No restricted stock units were converted in the fiscal years of 2005 and 2004.
Note 5—Inventories

	2006	2005
Raw materials and supplies	$201	$173
Finished goods	332	285

	$533	$458

Note 6—Prepaid Expenses and Other Current Assets

	2006	2005
Prepaid expenses	$214	$214
Other current assets	41	52

	$255	$266

Note 7—Accounts Receivable

	2006	2005
Trade accounts receivable	$1,163	$1,018
Allowance for doubtful accounts	(50)	(51)
Accounts receivable from PepsiCo	168	143
Other receivables	51	76

	$1,332	$1,186

Note 8—Property, Plant and Equipment, net

	2006	2005
Land	$291	$277
Buildings and improvements	1,404	1,299
Manufacturing and distribution equipment	3,705	3,425
Marketing equipment	2,425	2,334
Capital leases	60	28
Other	172	149

	8,057	7,512
Accumulated depreciation	(4,272)	(3,863)

	$3,785	$3,649

We calculate depreciation on a straight-line basis over the estimated lives of the assets as follows:

Buildings and improvements	20-33 years
Manufacturing and distribution equipment	2-15 years
Marketing equipment	2-7 years
Note 9—Other Intangible Assets, net and Goodwill
The components of other intangible assets are as follows:

	2006	2005
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$54	$53
Franchise/distribution rights	45	46
Other identified intangibles	32	39

	131	138

Accumulated amortization:
Customer relationships and lists	(11)	(9)
Franchise/distribution rights	(27)	(22)
Other identified intangibles	(16)	(18)

	(54)	(49)

Intangibles subject to amortization, net	77	89

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,128	3,093
Distribution rights	297	302
Trademarks	215	218
Other identified intangibles	51	112

Intangibles not subject to amortization	3,691	3,725

Total other intangible assets, net	$3,768	$3,814

     Intangible asset amortization expense was $12 million, $15 million and $13 million in 2006, 2005 and 2004, respectively. The estimated amortization expense expected to be recognized over the next five years is as follows:

Fiscal Year Ending
2007	$10
2008	$9
2009	$7
2010	$6
2011	$6
     In the fourth quarter of 2004, we recorded a $9 million non-cash impairment charge ($6 million net of tax and minority interest) in selling, delivery and administrative expenses relating to our re-evaluation of the fair value of our franchise licensing agreement for the Squirt trademark in Mexico, as a result of a change in its estimated accounting life. Due to the reduction in the useful life of these franchise rights, we wrote the carrying value of the Squirt franchise rights down to its current estimated fair value in 2004. The remaining carrying value is amortized over the estimated useful life of 10 years.
     The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2005 and December 30, 2006 are as follows:

	U.S. & Canada	Europe	Mexico	Total
Balance at December 25, 2004	$1,147	$16	$253	$1,416
Purchase price allocations relating to acquisitions	77	—	(5)	72
Impact of foreign currency translation	16	—	12	28

Balance at December 31, 2005	1,240	16	260	1,516
Purchase price allocations relating to acquisitions	(11)	—	(11)	(22)
Impact of foreign currency translation	—	—	(4)	(4)

Balance at December 30, 2006	$1,229	$16	$245	$1,490

     During the third quarter of 2006, the Company completed the acquisition of Bebidas Purificadas, S.A. de C.V. (Bepusa), a bottler in the northwestern region of Mexico. The acquisition did not have a material impact on our Consolidated Financial Statements.
     In September 2005, we acquired the operations and exclusive right to manufacture, sell and distribute Pepsi-Cola beverages from the Pepsi-Cola Bottling Company of Charlotte, North Carolina. As a result of the acquisition, we assigned $60 million to goodwill, $127 million to franchise rights, $12 million to non-compete arrangements and $2 million to customer relationships. The goodwill and franchise rights are not subject to amortization. The non-compete agreements are being amortized over ten years and the customer relationships are being amortized over 20 years. The acquisition did not have a material impact on our Consolidated Financial Statements.
     The purchase price allocations also include adjustments to goodwill as a result of changes in taxes associated with prior year acquisitions.

Note 10—Accounts Payable and Other Current Liabilities

	2006	2005
Accounts payable	$525	$501
Trade incentives	194	185
Accrued compensation and benefits	237	211
Other accrued taxes	111	123
Accrued interest	74	65
Accounts payable to PepsiCo	234	176
Other current liabilities	302	322

	$1,677	$1,583

Note 11—Short-term Borrowings and Long-term Debt

	2006	2005
Short-term borrowings
Current maturities of long-term debt and capital leases	$17	$594
SFAS No. 133 adjustment (1)	—	(4)
Unamortized discount, net	—	(1)

Current maturities of long-term debt, net	17	589
Other short-term borrowings	357	426

	$374	$1,015

Long-term debt
2.45% (3.9% effective rate) (2) senior notes due 2006	$—	$500
5.63% (6.3% effective rate) (2) (3) senior notes due 2009	1,300	1,300
4.63% (4.6% effective rate) (3) senior notes due 2012	1,000	1,000
5.00% (5.2% effective rate) senior notes due 2013	400	400
4.13% (4.4% effective rate) senior notes due 2015	250	250
5.50% (5.4% effective rate) senior notes due 2016	800	—
7.00% (7.1% effective rate) senior notes due 2029	1,000	1,000
Capital leases obligations (Note 12)	33	5
Other (average rate 5.2%)	13	106

	4,796	4,561
SFAS No. 133 adjustment (1)	(13)	(19)
Unamortized discount, net	(12)	(14)
Current maturities of long-term debt, net	(17)	(589)

	$4,754	$3,939

(1)	In accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the portion of our fixed-rate debt obligations that is hedged is reflected in our Consolidated Balance Sheets as an amount equal to the sum of the debt’s carrying value plus a SFAS 133 fair value adjustment, representing changes recorded in the fair value of the hedged debt obligations attributable to movements in market interest rates.

(2)	Effective interest rates include the impact of the gain/loss realized on swap instruments and represent the rates that were achieved in 2006.

(3)	These notes are guaranteed by PepsiCo.
     Aggregate Maturities — Long-term Debt — Aggregate maturities of long-term debt as of December 30, 2006 are as follows: 2007: $11 million, 2008: $2 million, 2009: $1,300 million and 2012 and thereafter: $3,450 million. We do not have any maturities in 2010 and 2011. The maturities of long-term debt do not include the capital lease obligations, the non-cash impact of the SFAS 133 adjustment and the interest effect of the unamortized discount.
     2006 Short-Term Debt Activities — In March 2006, we entered into a new $450 million committed revolving credit facility (“2006 Agreement”) which expires in March 2011 and increased our existing facility, which expires in

April 2009, from $500 million to $550 million. Our combined committed credit facilities of $1 billion, which are guaranteed by Bottling LLC, support our $1 billion commercial paper program. Subject to certain conditions stated in the 2006 Agreement, the Company may borrow, prepay and reborrow amounts, including issuing standby letters of credit up to $250 million, at any time during the term of the 2006 Agreement. Funds borrowed may be used for general corporate purposes, including supporting our commercial paper program.
     At December 30, 2006, we had $115 million in outstanding commercial paper with a weighted-average interest rate of 5.4 percent. At December 31, 2005, we had $355 million in outstanding commercial paper with a weighted-average interest rate of 4.3 percent.
     We had available bank credit lines of approximately $741 million at December 30, 2006. These lines were used to support the general operating needs of our businesses. As of year-end 2006, we had $242 million outstanding under these lines of credit at a weighted-average interest rate of 5.0 percent. As of year-end 2005, we had available short-term bank credit lines of approximately $835 million and $156 million was outstanding under these lines of credit at a weighted-average interest rate of 4.3 percent.
     Financial Covenants — Certain of our senior notes have redemption features and non-financial covenants that will, among other things, limit our ability to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets. Additionally, certain of our credit facilities and senior notes have financial covenants consisting of the following:
•	Our debt to capitalization ratio should not be greater than .75 on the last day of a fiscal quarter when PepsiCo’s ratings are A- by S&P and A3 by Moody’s or higher. Debt is defined as total long-term and short-term debt plus accrued interest plus total standby letters of credit and other guarantees less cash and cash equivalents not in excess of $500 million. Capitalization is defined as debt plus shareholders’ equity plus minority interest, excluding the impact of the cumulative translation adjustment.

•	Our debt to EBITDA ratio should not be greater than five on the last day of a fiscal quarter when PepsiCo’s ratings are less than A- by S&P or A3 by Moody’s. EBITDA is defined as the last four quarters of earnings before depreciation, amortization, net interest expense, income taxes, minority interest, net other non-operating expenses and extraordinary items.

•	New secured debt should not be greater than 15 percent of our net tangible assets. Net tangible assets are defined as total assets less current liabilities and net intangible assets.
     We are in compliance with all debt covenants.
     Interest Payments and Expense — Amounts paid to third parties for interest, net of settlements from our interest rate swaps, was $289 million, $246 million and $232 million in 2006, 2005 and 2004, respectively. Total interest expense incurred during 2006, 2005 and 2004 was $298 million, $258 million and $236 million, respectively.
     Letters of Credit, Bank Guarantees and Surety Bonds — At December 30, 2006, we have outstanding letters of credit, bank guarantees and surety bonds valued at $282 million from financial institutions primarily to provide collateral for estimated self-insurance claims and other insurance requirements.
Note 12—Leases
     We have non-cancellable commitments under both capital and long-term operating leases, principally for buildings, office equipment and vending equipment. Certain of our operating leases for our buildings contain escalation clauses, holiday rent allowances and other rent incentives. We recognize rent expense on our operating leases, including these allowances and incentives, on a straight-line basis over the lease term. Capital and operating lease commitments expire at various dates through 2072. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.

     The cost of buildings, office equipment and vending equipment under capital leases is included in the Consolidated Balance Sheet as property, plant and equipment. Amortization of assets under capital leases is included in depreciation expense. In 2006, we entered into a $25 million capital lease agreement with PepsiCo to lease vending equipment. See Note 17 for further discussion about our related party transactions. Capital lease additions totaled $33 million, $2 million and $0 million for 2006, 2005 and 2004, respectively.
     The future minimum lease payments by year and in the aggregate, under capital leases and under non-cancellable operating leases consisted of the following at December 30, 2006:

	Leases
Future Minimum Rental Payments	Capital	Operating
2007	$9	$51
2008	7	39
2009	6	29
2010	5	22
2011	6	10
Thereafter	12	59

Total	$45	$210

Amounts representing interest	(12)

Present value of net minimum lease payments	33

Less: current portion of net minimum lease payments	6

Long-term portion of net minimum lease payments	$27

We plan to receive a total of $10 million of sublease income during the period from 2007 through 2013.
     Components of net rental expense under operating leases:

	2006	2005	2004
Minimum rentals	$99	$90	$77
Sublease rental income	(3)	(2)	(2)

Total	$96	$88	$75

Note 13—Financial Instruments and Risk Management
     Cash Flow Hedges — We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use future and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of raw materials and energy used in our operations. These contracts generally range from one to 12 months in duration and qualify for cash flow hedge accounting treatment.
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
     In anticipation of the $800 million debt issuance in March 2006, Bottling LLC entered into treasury rate lock agreements to hedge against adverse interest rate changes. We recognized $15 million as a deferred gain (before taxes and minority interest) reported in accumulated other comprehensive loss (“AOCL”) resulting from these treasury rate contracts. The deferred gain is released to match the underlying interest expense on the debt. In previous years, we have entered into additional treasury rate lock agreements to hedge against adverse interest rate changes on certain debt financing arrangements. These agreements qualify for cash flow hedge accounting treatment.
     For a cash flow hedge, the effective portion of the change in the fair value of a derivative instrument is deferred in AOCL until the underlying hedged item is recognized in earnings. The ineffective portion of a fair value change on a qualifying cash flow hedge is recognized in earnings immediately and is recorded consistent with the expense classification of the underlying hedged item.
     The following summarizes activity in AOCL related to derivatives designated as cash flow hedges held by the Company during the applicable periods:

	Before			Net of
	Minority			Minority
	Interest			Interest
	and	Minority		and
	Taxes	Interest	Taxes	Taxes
Accumulated net gains as of December 27, 2003	$22	$(1)	$(8)	$13
Net changes in the fair value of cash flow hedges	29	(2)	(10)	17
Net gains reclassified from AOCL into earnings	(34)	2	12	(20)

Accumulated net gains as of December 25, 2004	17	(1)	(6)	10

Net changes in the fair value of cash flow hedges	5	—	(2)	3
Net gains reclassified from AOCL into earnings	(17)	1	6	(10)

Accumulated net gains as of December 31, 2005	5	—	(2)	3

Net changes in the fair value of cash flow hedges	14	(1)	(5)	8
Net gains reclassified from AOCL into earnings	(1)	—	1	—

Accumulated net gains as of December 30, 2006	$18	$(1)	$(6)	$11

     Assuming no change in the commodity prices and foreign currency rates as measured on December 30, 2006, $3 million of deferred gain will be recognized in earnings over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in 2006, 2005 or 2004.
     Fair Value Hedges — We finance a portion of our operations through fixed-rate debt instruments. We effectively converted $550 million of our senior notes to floating-rate debt through the use of interest rate swaps with the objective of reducing our overall borrowing costs. These interest rate swaps meet the criteria for fair value hedge accounting and are 100 percent effective in eliminating the market rate risk inherent in our long-term debt. Accordingly, any gain or loss associated with these swaps is fully offset by the opposite market impact on the related debt. During 2006, the fair value of the interest rate swap liability decreased from $19 million at December 31, 2005 to $13 million at December 30, 2006. In 2006, the fair value change of our swaps and debt was recorded in other liabilities and long-term debt in our Consolidated Balance Sheets. In 2005, the current portion of the fair value change of our swaps and debt was recorded in accounts payable and other current liabilities and current maturities of long-term debt in our Consolidated Balance Sheets. The long-term portion of the fair value change in 2005 was recorded in other liabilities and long-term debt.
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
     We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on our stock price. At December 30, 2006, we had a prepaid forward contract for 660,000 shares at a price of $32.00, which was accounted for as a natural hedge. This contract requires cash settlement and has a fair value at December 30, 2006, of $20 million recorded in prepaid expenses and other current assets in our Consolidated Balance Sheets. The fair value of this contract changes based on the change in our stock price compared with the contract exercise price. We recognized $2 million in income in 2006 and $1 million in income in 2005, resulting from the change in fair value of these prepaid forward contracts. The earnings impact from these instruments is classified as selling, delivery and administrative expenses.
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
     Long-term debt at December 30, 2006, had a carrying value and fair value of $4.8 billion and $4.9 billion, respectively, and at December 31, 2005, had a carrying value and fair value of $4.6 billion and $4.8 billion, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
Note 14—Pension and Postretirement Medical Benefit Plans
     Employee Benefit Plans — We sponsor pension and other postretirement medical benefit plans in various forms in the United States and other similar plans outside the United States, covering employees who meet specified eligibility requirements.
     In September 2006, the FASB issued SFAS 158 which requires, among other things, the recognition of the funded status of each defined benefit pension plan and other postretirement plan on the balance sheet. Effective for our fiscal year ending 2006, we recognized the funded status of each of the pension and other postretirement medical plans we sponsor in the U.S. and other similar plans we sponsor outside the U.S. Accordingly, we recorded a net decrease of approximately $159 million, net of taxes and minority interest, to our shareholders’ equity through the AOCL account.
     The assets, liabilities and expense associated with our international plans were not significant to our results of operations and are not included in the tables and discussion presented below, except for the table describing the incremental effect of adopting SFAS 158 on our worldwide balance sheet.
     Defined Benefit Pension Plans — Our U.S. employees participate in non-contributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Benefits generally are based on years of service and compensation, or stated amounts for each year of service. Effective January 1, 2007, newly hired salaried and non-union hourly employees will not be eligible to participate in our U.S. defined benefit pension plans. Corresponding with this change, newly hired employees who are not eligible for the defined benefit pension plan will instead receive an additional Company contribution equal to two percent of their compensation into their 401(k) account. All of our qualified plans are funded and contributions are made in amounts not less than the minimum statutory funding requirements and not more than the maximum amount that can be deducted for U.S. income tax purposes.

     Postretirement Medical Plans — Our postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing. In 2004, we merged our long-term disability medical plan with our postretirement medical plan. Our long-term disability medical plan was amended to provide coverage for two years for participants becoming disabled after January 1, 2005. Participants receiving benefits before January 1, 2005 remain eligible under the existing benefits program which does not limit benefits to a two-year period. The liabilities and respective costs associated with these participants have been added to our postretirement medical plan.
     The following table illustrates the incremental effect on individual line items of our worldwide balance sheet for the changes to our additional minimum liability (“AML”) prior to adoption of SFAS 158 and the impact of recording the funded status provision of SFAS 158 to each of the pension and other postretirement medical plans we sponsor in the United States and other similar plans we sponsor outside the United States.
Incremental Effects of Applying SFAS 158 on the Consolidated Balance Sheet at December 30, 2006:

	Prior to AML		Prior to		Post AML and
	and SFAS 158	AML	SFAS 158	SFAS 158	SFAS 158
	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments
Prepaid expenses and other current assets	$265	$—	$265	$(10)	$255
Other intangible assets, net	$3,832	$(4)	$3,828	$(60)	$3,768
Other assets	$132	$—	$132	$3	$135
Accounts payable and other current liabilities	$1,669	$—	$1,669	$8	$1,677
Other liabilities	$1,049	$(52)	$997	$208	$1,205
Deferred income taxes, net	$1,380	$18	$1,398	$(105)	$1,293
Minority interest	$556	$3	$559	$(19)	$540
Accumulated other comprehensive loss	$(229)	$27	$(202)	$(159)	$(361)
Amounts Recognized in AOCL at Fiscal Year End Related to U.S. Plans:

	Pension	Postretirement
	2006	2006
Prior Service Cost	$47	$3
Net Loss	460	98

Total amount recognized in AOCL	$507	$101

Estimated Amounts in AOCL to be Recognized in 2007 for U.S. Net Periodic Benefit Cost:

	Pension	Postretirement
Prior Service Cost	$7	$—
Net Loss	$38	$4

     Defined Contribution Benefits — Nearly all of our U.S. employees are also eligible to participate in our 401(k) plans, which are defined contribution savings plans. We make matching contributions to the 401(k) savings plans on behalf of participants eligible to receive such contributions. Our match will equal $0.50 for each dollar the participant elects to defer up to four percent of the participant’s pay. If the participant has 10 or more years of eligible service, our match will equal $1.00 for each dollar the participant elects to defer up to four percent of the participant’s pay. Corresponding with changes made to our defined benefit pension plan for certain new hires, beginning on January 1, 2007 newly hired employees who are not eligible for the defined benefit pension plan will instead receive an additional Company retirement contribution equal to two percent of their compensation into their 401(k) account.

	Pension
	2006	2005	2004
Components of U.S. pension expense:

Service cost	$53	$46	$43
Interest cost	82	75	69
Expected return on plan assets — (income)	(94)	(90)	(83)
Amortization of net loss	38	30	25
Amortization of prior service amendments	9	7	7
Special termination benefits	—	9	—

Net pension expense for the defined benefit plans	$88	$77	$61

Defined contribution plans expense	$22	$20	$19

Total pension expense recognized in the Consolidated Statements of Operations	$110	$97	$80

	Postretirement
	2006	2005	2004
Components of U.S. postretirement benefits expense:
Service cost	$4	$3	$4
Interest cost	20	22	18
Amortization of net loss	7	8	6
Amortization of prior service amendments	—	(1)	(1)

Net postretirement benefits expense recognized in the Consolidated Statements of Operations	$31	$32	$27

Changes in the Projected Benefit Obligations

	Pension		Postretirement
	2006	2005	2006	2005
Obligation at beginning of year	$1,439	$1,252	$384	$379
Service cost	53	46	4	3
Interest cost	82	75	20	22
Plan amendments	(8)	21	1	8
Actuarial loss/(gain)	43	91	(32)	(1)
Benefit payments	(69)	(54)	(23)	(27)
Special termination benefits	—	9	—	—
Transfers	(1)	(1)	—	—

Obligation at end of year	$1,539	$1,439	$354	$384

Changes in the Fair Value of Assets

	Pension		Postretirement
	2006	2005	2006	2005
Fair value at beginning of year	$1,149	$1,025	$—	$—
Actual return on plan assets	114	135	—	—
Transfers	(1)	(1)	—	—
Employer contributions	96	44	23	27
Benefit payments	(69)	(54)	(23)	(27)

Fair value at end of year	$1,289	$1,149	$—	$—

Additional Plan Information

	Pension		Postretirement
	2006	2005	2006	2005
Projected benefit obligation	$1,539	$1,439	$354	$384
Accumulated benefit obligation	$1,407	$1,330	$354	$384
Fair value of plan assets (1)	$1,299	$1,190	$—	$—

(1)	Includes fourth quarter employer contributions.
The accumulated and projected obligations for all plans exceed the fair value of assets.
Reconciliation of Funded Status at Fiscal Year End

	Pension		Postretirement
	2006	2005	2006	2005
Funded status at measurement date	$(250)	$(290)	$(354)	$(384)
Fourth quarter employer contributions/payments	10	41	5	6

Funded status at end of year	$(240)	(249)	$(349)	(378)

Unrecognized prior service cost (1)		64		2
Unrecognized loss (1)		474		137

Total recognized in the balance sheet		$289		$(239)

(1)	Upon adoption of SFAS 158, the full funded status of our pension plans and postretirement plan is now recognized on our balance sheet.
Funded Status Recognized in the Consolidated Balance Sheets at Fiscal Year End

	Pension			Postretirement
	2006	2005		2006	2005
Accounts payable and other current liabilities	$(1)	$—		$(26)	$—
Other liabilities	(239)	(158)		(323)	(239)

Total liabilities	(240)	(158)	*	(349)	(239) *
Intangible assets	—	64		—	—
Accumulated other comprehensive loss **	507	383		101	—

Net amounts recognized	$267	$289		$(248)	$(239)

*	Prior to the adoption of SFAS 158 and in accordance with existing accounting guidance for pension plans, we recorded a minimum pension liability equal to the excess of the accumulated benefit obligation over the fair market value of the plan assets. Also, in accordance with then existing accounting guidance for postretirement plans, we were not required to record a minimum liability.

**	Amounts presented are before the impact of taxes and minority interest.

Assumptions
     The weighted-average assumptions used to measure net expense for years ended:

	Pension			Postretirement
	2006	2005	2004	2006	2005	2004
Discount rate	5.80%	6.15%	6.25%	5.55%	6.15%	6.25%
Expected return on plan assets (1)	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	3.53%	3.60%	4.20%	3.53%	3.60%	4.20%

(1)	Expected return on plan assets is presented after administration expenses.
     The weighted-average assumptions used to measure the benefit liability as of the end of the year were as follows:

	Pension		Postretirement
	2006	2005	2006	2005
Discount rate	6.00%	5.80%	5.80%	5.55%
Rate of compensation increase	3.55%	3.53%	3.55%	3.53%
     We have evaluated these assumptions with our actuarial advisors and we believe that they are appropriate, although an increase or decrease in the assumptions or economic events outside our control could have a material impact on reported net income.
Funding and Plan Assets

	Allocation Percentage
	Target	Actual	Actual
Asset Category	2007	2006	2005
Equity securities	75%	76%	76%
Debt securities	25%	24%	24%
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
     Health Care Cost Trend Rates — We have assumed an average increase of eight percent in 2007 in the cost of postretirement medical benefits for employees who retired before cost sharing was introduced. This average increase is then projected to decline gradually to five percent in 2013 and thereafter.
     Assumed health care cost trend rates have an impact on the amounts reported for postretirement medical plans. A one-percentage point change in assumed health care costs would have the following impact:

	1% Increase		1% Decrease
Effect on total fiscal year 2006 service and interest cost components	$1	*	$(1)	*
Effect on the fiscal year 2006 postretirement benefit obligation	$9		$(8)

*	Impact was slightly less than $0.5 million.
     Pension and Postretirement Cash Flow — Our contributions are made in accordance with applicable tax regulations that provide us with current tax deductions for our contributions and for taxation to the employee when the benefits are received. We do not fund our pension plan and postretirement medical plans when our contributions would not be tax deductible or when benefits would be taxable to the employee before receipt. Of the total U.S. pension liabilities at December 30, 2006, $62 million relates to plans not funded due to these unfavorable tax consequences.

Employer Contributions to U.S. Plans	Pension	Postretirement
2005	$77	$27
2006	$66	$22
2007 (expected)	$40	$26
     Our 2007 expected contributions are intended to meet or exceed the IRS minimum requirements and provide us with current tax deductions.
     Expected Benefit — U.S. Plans — The expected benefit payments made from our pension and postretirement medical plans (with and without the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003) to our participants over the next ten years are as follows:

		Postretirement
		Including Medicare	Excluding Medicare
Expected Benefit Payments	Pension	Subsidy	Subsidy
2007	$58	$26	$27
2008	$64	$25	$26
2009	$69	$25	$26
2010	$76	$26	$27
2011	$85	$27	$28
2012 to 2016	$577	$139	$144

Note 15—Income Taxes
     The details of our income tax provision are set forth below:

	2006	2005	2004
Current:
Federal	$203	$238	$135
Foreign	36	26	35
State	36	26	17
International legal entity/ debt restructuring reserves	—	22	30
Release of tax reserves from audit settlements	(55)	—	—

	220	312	217

Deferred:
Federal	(26)	(36)	54
Foreign	(22)	(19)	(22)
State	(2)	(10)	9
Tax rate change benefit	(11)	—	(26)

	(61)	(65)	15

	$159	$247	$232

     In 2006, our tax provision includes increased taxes on U.S. earnings and additional contingencies related to certain historic tax positions, as well as the following significant items:
•	Valuation allowances — During 2006, we reversed valuation allowances resulting in a $34 million tax benefit. These reversals were due to improved profitability trends and certain restructurings in Spain, Russia and Turkey.

•	Tax audit settlement — The statute of limitations for the IRS audit of our 1999-2000 tax returns closed on December 30, 2006, and we released approximately $55 million in tax contingency reserves relating to such audit.

•	Tax rate changes — During 2006, changes to the income tax laws in Canada, Turkey and certain jurisdictions within the U.S. were enacted. These law changes enabled us to re-measure our net deferred tax liabilities using lower tax rates which decreased our income tax expense by approximately $11 million before the impact of minority interest.
     In 2005, our tax provision includes increased taxes on U.S. earnings and additional contingencies related to certain historic tax positions, as well as the following significant items:
•	Valuation allowances — In the fourth quarter, we reversed valuation allowances resulting in a $27 million tax benefit. These reversals were due in part to improved profitability trends in Russia and a change to the Russia tax law that enables us to use a greater amount of our Russian net operating loss carryforwards (“NOLs”). Additionally, the implementation of U.S. legal entity restructuring contributed to the remainder of the valuation allowance reversal.

•	International legal entity/debt restructuring — In the fourth quarter, we completed the reorganization of our international legal entity and debt structure to allow for more efficient cash mobilization, to reduce taxable foreign exchange risks and to reduce potential future tax costs. This reorganization resulted in a $22 million tax charge.

     In 2004, we had the following significant tax items, which decreased our tax expense by approximately $4 million:
•	International tax structure change — In December 2004, we initiated a reorganization of our international tax structure to allow for more efficient cash mobilization and to reduce future tax costs. This reorganization triggered a $30 million tax charge in the fourth quarter, of which $14 million was recorded as part of our current provision and $16 million was recorded in our deferred tax provision.

•	Mexico tax rate change — In December 2004, legislation was enacted changing the Mexican statutory income tax rate. This rate change decreased our net deferred tax liabilities and resulted in a $26 million tax benefit in the fourth quarter.

•	Tax reserves — During 2004, we adjusted previously established liabilities for tax exposures due largely to the settlement of certain international tax audits. The adjustment of these liabilities resulted in an $8 million tax benefit for the year.
     Our U.S. and foreign income before income taxes is set forth below:

	2006	2005	2004
U.S.	$485	$588	$550
Foreign	196	125	139

	$681	$713	$689

     Our reconciliation of income taxes calculated at the U.S. federal statutory rate to our provision for income taxes is set forth below:

	2006	2005	2004
Income taxes computed at the U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	4.2	2.1	2.2
Impact of foreign results	(1.8)	(4.4)	(10.4)
Change in valuation allowances, net	(7.5)	(6.0)	3.4
Nondeductible expenses	1.9	1.8	2.1
Qualified domestic production activity deduction	(0.8)	(0.9)	—
International tax audit settlements, net	—	—	(1.2)
Other, net	2.1	4.1	2.0

	33.1	31.7	33.1
International legal entity/debt restructuring reserves	—	3.0	4.3
Release of tax reserves from audit settlements	(8.0)	—	—
Tax rate change benefit	(1.7)	—	(3.7)

Total effective income tax rate	23.4%	34.7%	33.7%

     The details of our 2006 and 2005 deferred tax liabilities (assets) are set forth below:

	2006	2005
Intangible assets and property, plant and equipment	$1,620	$1,627
Other	107	94

Gross deferred tax liabilities	1,727	1,721

Net operating loss carryforwards	(275)	(291)
Employee benefit obligations	(310)	(196)
Bad debts	(12)	(16)
Various liabilities and other	(105)	(83)

Gross deferred tax assets	(702)	(586)
Deferred tax asset valuation allowance	195	228

Net deferred tax assets	(507)	(358)

Net deferred tax liability	$1,220	$1,363

Consolidated Balance Sheets Classification
Prepaid expenses and other current assets	$(58)	$(61)
Other assets	(21)	(14)
Accounts payable and other current liabilities	6	17
Deferred income taxes	1,293	1,421

	$1,220	$1,363

     We have NOLs totaling $1,118 million at December 30, 2006, which are available to reduce future taxes in the U.S., Spain, Greece, Russia, Turkey and Mexico. Of these NOLs, $26 million expire in 2007 and $1,092 million expire at various times between 2008 and 2026. At December 30, 2006, we have tax credit carryforwards in the U.S. of $4 million with an indefinite carryforward period and in Mexico of $27 million, which expires at various times between 2009 and 2016.
     We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Our valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, decreased by $33 million in 2006 and decreased by $92 million in 2005.
     Approximately $14 million of our valuation allowance relating to our deferred tax assets at December 30, 2006, would be applied to reduce goodwill if reversed in future periods.
     Deferred taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary difference totaled $858 million at December 30, 2006. Determination of the amount of unrecognized deferred income taxes related to this temporary difference is not practicable.
     Income taxes receivable from taxing authorities were $35 million and $39 million at December 30, 2006 and December 31, 2005, respectively. Such amounts are recorded within prepaid expenses and other current assets and other long-term assets in our Consolidated Balance Sheets. Income taxes payable to taxing authorities were $20 million and $34 million at December 30, 2006 and December 31, 2005, respectively. Such amounts are recorded within accounts payable and other current liabilities in our Consolidated Balance Sheets.
     Income taxes receivable from related parties were $6 million and $4 million at December 30, 2006 and December 31, 2005, respectively. Such amounts are recorded within accounts receivable in our Consolidated Balance Sheets. Amounts paid to taxing authorities and related parties for income taxes were $203 million, $235 million and $172 million in 2006, 2005 and 2004, respectively.

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
Note 16—Segment Information
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
     The Company has restated prior periods’ segment information presented in the tables below to conform to the current segment reporting structure.

	Net Revenues
	2006	2005	2004

U.S. & Canada	$9,910	$9,342	$8,613
Europe	1,534	1,366	1,222
Mexico	1,286	1,177	1,071

Worldwide net revenues	$12,730	$11,885	$10,906

Net revenues in the U.S. were $8,901, $8,438 and $7,818 in 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004, the Company did not have one individual customer that represented 10% of total revenues.

	Operating Income
	2006	2005	2004

U.S. & Canada	$878	$926	$871
Europe	57	35	54
Mexico	82	62	51

Worldwide operating income	1,017	1,023	976
Interest expense, net	266	250	230
Other non-operating expenses, net	11	1	1
Minority interest	59	59	56

Income before income taxes	$681	$713	$689

     For the fiscal year ended 2006, operating income includes the impact of adopting SFAS 123R. The comparable period in 2005 has not been restated as described in Note 4.

	Total Assets			Long-Lived Assets [1]
	2006	2005	2004	2006	2005	2004
U.S. & Canada	$9,044	$8,869	$8,498	$7,150	$7,175	$6,844
Europe	1,072	894	810	554	459	475
Mexico	1,811	1,761	1,629	1,474	1,478	1,435

Worldwide total	$11,927	$11,524	$10,937	$9,178	$9,112	$8,754

[1]	Long-lived assets represent property, plant and equipment, other intangible assets, goodwill and other assets.
Long-lived assets in the U.S. were $6,108, $6,129 and $5,875 in 2006, 2005 and 2004, respectively.

	Capital Expenditures			Depreciation and Amortization
	2006	2005	2004	2006	2005	2004
U.S. & Canada	$558	$546	$534	$514	$486	$463
Europe	99	96	82	52	63	56
Mexico	68	73	72	83	81	74

Worldwide total	$725	$715	$688	$649	$630	$593

Note 17—Related Party Transactions
     PepsiCo is considered a related party due to the nature of our franchise relationship and its ownership interest in our Company. The most significant agreements that govern our relationship with PepsiCo consist of:
(1)	Master Bottling Agreement for cola beverages bearing the Pepsi-Cola and Pepsi trademarks in the United States; bottling agreements and distribution agreements for non-cola beverages; and a master fountain syrup agreement in the United States;

(2)	Agreements similar to the master bottling agreement and the non-cola agreement for each country in which we operate, as well as a fountain syrup agreement for Canada;

(3)	A shared services agreement where we obtain various services from PepsiCo and provide services to PepsiCo; and

(4)	Transition agreements that provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the initial public offering.
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

     The following income (expense) amounts are considered related party transactions as a result of our relationship with PepsiCo and its affiliates:

	2006	2005	2004
Net revenues:
Bottler incentives (a)	$67	$51	$22

Cost of sales:
Purchases of concentrate and finished products, and royalty fees (b)	$(3,227)	$(2,993)	$(2,741)
Bottler incentives (a)	595	559	522

	$(2,632)	$(2,434)	$(2,219)

Selling, delivery and administrative expenses:
Bottler incentives (a)	$69	$78	$82
Fountain service fee (c)	178	183	180
Frito-Lay purchases (d)	(198)	(144)	(75)
Shared services (e):
Shared services expense	(61)	(69)	(68)
Shared services revenue	8	8	10

Net shared services	(53)	(61)	(58)

HFCS (f)	—	23	—

	$(4)	$79	$129

Income tax benefit (g)	$6	$3	$17

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
     (b) Purchase of Concentrate and Finished Product — As part of our franchise relationship, we purchase concentrate from PepsiCo, pay royalties and produce or distribute other products through various arrangements with PepsiCo or PepsiCo joint ventures. The prices we pay for concentrate, finished goods and royalties are determined by PepsiCo at its sole discretion. Concentrate prices are typically determined annually. In February 2006, PepsiCo increased the price of U.S. concentrate by two percent. PepsiCo has recently announced a further increase of approximately 3.7 percent, effective February 2007 in the United States. Significant changes in the amount we pay PepsiCo for concentrate, finished goods and royalties could materially affect our business and financial results. These amounts are reflected in cost of sales in our Consolidated Statements of Operations.
     (c) Fountain Service Fee — We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Amounts received from PepsiCo for these transactions are offset by the cost to provide these services and are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.
     (d) Frito-Lay Purchases — We purchase snack food products from Frito-Lay, Inc. (“Frito”), a subsidiary of PepsiCo, for sale and distribution in Russia primarily to accommodate PepsiCo with the infrastructure of our distribution network. Frito would otherwise be required to source third-party distribution services to reach their customers in Russia. We make payments to PepsiCo for the cost of these snack products and retain a minimal net fee based on the gross sales price of the products. Payments for the purchase of snack products are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.
     (e) Shared Services — We provide to and receive various services from PepsiCo and PepsiCo affiliates pursuant to a shared services agreement and other arrangements. In the absence of these agreements, we would have to obtain such services on our own. We might not be able to obtain these services on terms, including cost, which are as favorable as those we receive from PepsiCo. Total expenses incurred and income generated is reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.
     (f) High Fructose Corn Syrup (“HFCS”) Settlement — On June 28, 2005, Bottling LLC and PepsiCo entered into a settlement agreement related to the allocation of certain proceeds from the settlement of the HFCS class action lawsuit. The lawsuit related to purchases of high fructose corn syrup by several companies, including bottling entities owned and operated by PepsiCo, during the period from July 1, 1991 to June 30, 1995 (the “Class Period”). Certain of the bottling entities owned by PepsiCo were transferred to PBG when PepsiCo formed PBG in 1999 (the “PepsiCo Bottling Entities”). Under the settlement agreement with PepsiCo, the Company ultimately received 45.8 percent (or approximately $23 million) of the total recovery related to HFCS purchases by PepsiCo Bottling Entities during the Class Period. Total proceeds are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.
     (g) Income Tax Benefit — Under our tax separation agreement with PepsiCo, PepsiCo maintains full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before our initial public offering that occurred in March 1999. However, PepsiCo may not settle any issue without our written consent, which consent cannot be unreasonably withheld. PepsiCo has contractually agreed to act in good faith with respect to all tax examination matters affecting us. In accordance with the tax separation agreement, we will bear our allocable share of any risk or benefit resulting from the settlement of tax matters affecting us for these periods. Total settlements are recorded in income tax expense in our Consolidated Statements of Operations.
     We paid PepsiCo $1 million during 2004 for distribution rights relating to the SoBe brand in certain PBG-owned territories in the U.S. and Canada.
     Bottling LLC will distribute pro-rata to PepsiCo and PBG, based upon membership interest, sufficient cash such that aggregate cash distributed to us will enable us to pay our income taxes and interest on our $1 billion 7% senior notes due 2029. PepsiCo’s pro-rata cash distribution during 2006, 2005 and 2004 from Bottling LLC was $19 million, $12 million and $13 million, respectively.
     In accordance with our tax separation agreement with PepsiCo, in 2006 PBG reimbursed PepsiCo $5 million for our obligations with respect to certain IRS matters relating to the tax years 1998 through March 1999.
     We also entered into a capital lease arrangement for $25 million with PepsiCo to lease marketing equipment. The balance outstanding as of December 30, 2006, was $25 million, with $23 million recorded in our long-term debt and $2 million recorded in our current portion of long-term debt.
     There are certain manufacturing cooperatives whose assets, liabilities and results of operations are consolidated in our financial statements. Concentrate purchases from PepsiCo by these cooperatives for the years ended 2006, 2005 and 2004 were $72 million, $25 million and $27 million, respectively.
     As of December 30, 2006 and December 31, 2005, the receivables from PepsiCo and its affiliates were $168 million and $143 million, respectively. Our receivables from PepsiCo are shown as part of accounts receivable in our Consolidated Financial Statements. The payables to PepsiCo and its affiliates were $234 million and $176 million, respectively. Our payables to PepsiCo are shown as part of accounts payable and other current liabilities in our Consolidated Financial Statements.
     Two of our board members are employees of PepsiCo. Neither of these board members serves on our Audit and Affiliated Transactions Committee, Compensation and Management Development Committee or Nominating and

Corporate Governance Committee. In addition, one of the managing directors of Bottling LLC is an employee of PepsiCo.
Note 18—Contingencies
     We are subject to various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We believe that the ultimate liability arising from such claims or contingencies, if any, in excess of amounts already recognized is not likely to have a material adverse effect on our results of operations, financial position or liquidity.
Note 19—Accumulated Other Comprehensive Loss
     The year-end balances related to each component of AOCL were as follows:

	2006	2005	2004
Net currency translation adjustment	$(21)	$(46)	$(111)
Cash flow hedge adjustment (1)	11	3	10
Minimum pension liability adjustment (2)	(192)	(219)	(214)
Adoption of SFAS 158 (3)	(159)	—	—

Accumulated other comprehensive loss	$(361)	$(262)	$(315)

(1)	Net of minority interest and taxes of $(7) million in 2006, $(2) million in 2005 and $(7) million in 2004.

(2)	Net of minority interest and taxes of $143 million in 2006, $164 million in 2005 and $161 million in 2004.

(3)	Net of minority interest and taxes of $124 million in 2006. See Note 14 in the Notes to Consolidated Financial Statements for further information on the adoption of SFAS 158.
Note 20—Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
2006 (1)

Net revenues	$2,367	$3,138	$3,460	$3,765	$12,730
Gross profit	1,114	1,472	1,609	1,725	5,920
Operating income	121	315	383	198	1,017
Net income	34	148	207	133	522
Diluted earnings per share (2)	$0.14	$0.61	$0.86	$0.55	$2.16

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
2005 (1)

Net revenues	$2,147	$2,862	$3,214	$3,662	$11,885
Gross profit	1,031	1,367	1,519	1,715	5,632
Operating income	120	303	393	207	1,023
Net income	39	148	205	74	466
Diluted earnings per share (2)	$0.15	$0.59	$0.82	$0.30	$1.86

(1)	For additional unaudited information see “Items that affect historical or future comparability” in Management’s Financial Review in Item 7.

(2)	Diluted earnings per share are computed independently for each of the periods presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
The Pepsi Bottling Group, Inc.
Somers, New York
We have audited the accompanying consolidated balance sheets of The Pepsi Bottling Group, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of the Company for the year ended December 25, 2004, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments described in Note 16 to the consolidated financial statements, were audited by other auditors whose report, dated February 25, 2005, expressed an unqualified opinion on those statements.
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
In our opinion, such 2006 and 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 4 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised, effective January 1, 2006.
As discussed in Note 14 to the consolidated financial statements, in 2006 the Company adopted Statement on Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective December 30, 2006 related to the requirement to recognize the funded status of a benefit plan.
We also have audited the adjustments to the 2004 consolidated financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments during 2006, as discussed in Note 16 to the consolidated financial statements. Our procedures included (1) comparing the adjustment amounts of segment revenues, operating income and assets to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2004 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2004 consolidated financial statements taken as a whole.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expresses an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
February 27, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The Pepsi Bottling Group, Inc.:
We have audited, before the effects of the change in The Pepsi Bottling Group, Inc.’s segmentation described in Note 16, the accompanying consolidated statements of operations, cash flows, and changes in shareholders’ equity of The Pepsi Bottling Group, Inc. and subsidiaries for the fiscal year ended December 25, 2004 (the fiscal 2004 financial statements before the effects of the change in segmentation discussed in Note 16 are not presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above, before the effects of the change in segmentation described in Note 16, present fairly, in all material respects, the results of operations and cash flows of The Pepsi Bottling Group, Inc. and subsidiaries for the fiscal year ended December 25, 2004, in conformity with U.S. generally accepted accounting principles.
We were not engaged to audit, review, or apply any procedures to the change in segmentation described in Note 16 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Deloitte and Touche LLP.

/s/ KPMG LLP

New York, New York
February 25, 2005

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Included in Item 7, Management’s Financial Review – Market Risks and Cautionary Statements.
Item 8. Financial Statements and Supplementary Data
     Included in Item 7, Management’s Financial Review – Financial Statements.
     Bottling LLC’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 is attached hereto as Exhibit 99.1 as required by the SEC as a result of Bottling LLC’s guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     PBG’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, such that the information relating to PBG and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to PBG’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of PBG’s internal control over financial reporting using the Internal Control-Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.
     Based on this assessment, management concluded that PBG’s internal control over financial reporting was effective as of December 30, 2006. Management has not identified any material weaknesses in PBG’s internal control over financial reporting as of December 30, 2006.
     Our independent auditors, Deloitte & Touche, LLP (“D&T”), who have audited and reported on our financial statements, issued an attestation report on our management’s assessment of PBG’s internal control over financial reporting. D&T’s reports are included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
The Pepsi Bottling Group, Inc.
Somers, New York
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Pepsi Bottling Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2006 of the Company and our report dated February 27, 2007 expresses an unqualified opinion on those financial statements and includes explanatory paragraphs referring to the Company’s adoption of Statements of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” related to the requirement to recognize the funded status of a benefit plan.
/s/ Deloitte & Touche LLP
New York, New York
February 27, 2007

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
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The name, age and background of each of our directors nominated for election are contained under the caption “Election of Directors” in our Proxy Statement for our 2007 Annual Meeting of Shareholders. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported in Part I of this Report under the caption “Executive Officers of the Registrant.”
     Information on compliance with Section 16(a) of the Exchange Act is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Ownership of PBG Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance.”
     Information regarding the adoption of our Worldwide Code of Conduct, any material amendments thereto and any related waivers are contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Corporate Governance – Worldwide Code of Conduct.”
     The identification of our Audit Committee members and our Audit Committee financial expert is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Corporate Governance – Committees of the Board of Directors.”
     All of the foregoing information is incorporated herein by reference.
     The Worldwide Code of Conduct is posted on our website at www.pbg.com under Investor Relations – Company Information – Corporate Governance. A copy of our Worldwide Code of Conduct is available upon request without charge by writing to The Pepsi Bottling Group, Inc., One Pepsi Way, Somers, New York 10589, Attention: Investor Relations.
Item 11. Executive Compensation
     Information on compensation of our directors and certain named executive officers is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the captions “Director Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.
     Information regarding compensation committee interlocks and insider participation is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.
     The information furnished under the caption “Compensation Committee Report” is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Securities Authorized for Issuance Under Equity Compensation Plans
     The table below sets forth certain information as of December 30, 2006, the last day of the fiscal year, for (i) all equity compensation plans previously approved by our shareholders and (ii) all equity compensation plans not previously approved by our shareholders.

			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	31,817,201 (1)	$23.41	11,526,173

Equity compensation plans not approved by security holders	2,015,172 (2)	$14.60	0 (3)

Total	33,832,373	$22.89	11,526,173

(1)	The securities reflected in this category are authorized for issuance (i) upon exercise of awards granted under the Directors’ Stock Plan and the 2004 Long-Term Incentive Plan and (ii) upon exercise of awards granted prior to May 26, 2004 under the following PBG plans: (A) 1999 Long-Term Incentive Plan; (B) 2000 Long-Term Incentive Plan and (C) 2002 Long-Term Incentive Plan. Effective May 26, 2004, no securities were available for future issuance under the 1999 Long-Term Incentive Plan, the 2000 Long-Term Incentive Plan or the 2002 Long-Term Incentive Plan.

(2)	The securities reflected in this category are authorized for issuance upon exercise of awards granted prior to May 26, 2004 under the PBG Stock Incentive Plan (the “SIP”). Effective May 26, 2004, no securities were available for future issuance under the SIP.

(3)	The 2004 Long-Term Incentive Plan and the Directors’ Stock Plan, both of which have been approved by our shareholders, are the only equity compensation plans that provide securities remaining available for future issuance.
Description of the PBG Stock Incentive Plan
     Effective May 26, 2004, no securities were available for future issuance under the SIP. The SIP is a non-shareholder approved, broad-based plan that was adopted by our Board of Directors on March 30, 1999. No grants, other than stock option awards, have been made under the SIP. All stock options were granted to select groups of non-management employees with an exercise price equal to the fair market value of our common stock on the grant date. The options generally become exercisable three years from the date of grant and have a ten-year term. At year-end 2006, options covering 2,015,172 shares of our common stock were outstanding under the SIP. The SIP is filed as Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 25, 1999 and qualifies this summary in its entirety.
Security Ownership
     Information on the number of shares of our common stock beneficially owned by each director, each named executive officer and by all directors and all executive officers as a group is contained under the caption “Ownership of PBG Common Stock – Ownership of Common Stock by Directors and Executive Officers” and information on each beneficial owner of more than 5% of PBG common stock is contained under the caption “Ownership of PBG Common Stock – Stock Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information relating to certain transactions between PBG, PepsiCo and their affiliates and certain other persons, as well as our procedures for the review, approval or ratification of any such transactions, is set forth under the caption “Transactions with Related Persons” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
     Information on the independence of our directors is contained under the caption “Corporate Governance – Director Independence” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     PBG changed its independent auditors, effective June 1, 2005, from KPMG, LLP (“KPMG”) to D&T. Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal years 2006 and 2005 by D&T, and in 2005 by KPMG, for services rendered to PBG is set forth under the caption “Independent Accountants Fees and Services” in the Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit and Affiliated Transactions Committee is set forth under the caption “Independent Accountants Fees and Services – Pre-Approval Policies and Procedures” in the Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1.	Financial Statements. The following consolidated financial statements of PBG and its subsidiaries are included herein:

Consolidated Statements of Operations – Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004.

Consolidated Statements of Cash Flows – Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004.

Consolidated Balance Sheets – December 30, 2006 and December 31, 2005.

Consolidated Statements of Changes in Shareholders’ Equity – Fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

Report of Independent Registered Public Accounting Firm (KPMG LLP)

2.	Financial Statement Schedules. The following financial statement schedules of PBG and its subsidiaries are included in this Report on the page indicated:

Page
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)	F-2

Report and Consent of Independent Registered Public Accounting Firm (KPMG LLP)	F-3

Schedule II – Valuation and Qualifying Accounts for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004	F-4
3.	Exhibits

See Index to Exhibits on pages E-1- E-4.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, The Pepsi Bottling Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 26, 2007

The Pepsi Bottling Group, Inc.
By:	/s/ Eric J. Foss
Eric J. Foss
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Pepsi Bottling Group, Inc. and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Eric J. Foss	President, Chief Executive Officer and Director	February 26, 2007
Eric J. Foss	(Principal Executive Officer)

/s/ Alfred H. Drewes	Senior Vice President and Chief	February 26, 2007
Alfred H. Drewes	Financial Officer (Principal Financial Officer)

/s/ Andrea L. Forster	Vice President and Controller	February 26, 2007
Andrea L. Forster	(Principal Accounting Officer)

/s/ John T. Cahill	Executive Chairman of the Board	February 26, 2007
John T. Cahill

/s/ Linda G. Alvarado	Director	February 26, 2007
Linda G. Alvarado

/s/ Barry H. Beracha	Director	February 26, 2007
Barry H. Beracha

/s/ Ira D. Hall	Director	February 26, 2007
Ira D. Hall

/s/ Thomas H. Kean	Director	February 26, 2007
Thomas H. Kean

/s/ Susan D. Kronick	Director	February 26, 2007
Susan D. Kronick

/s/ Blythe J. McGarvie	Director	February 26, 2007
Blythe J. McGarvie

/s/ Margaret D. Moore	Director	February 26, 2007
Margaret D. Moore

/s/ John A. Quelch	Director	February 26, 2007
John A. Quelch

/s/ Clay G. Small	Director	February 26, 2007
Clay G. Small

S-1

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)	F-2

Report and Consent of Independent Registered Public Accounting Firm (KPMG LLP)	F-3

Schedule II – Valuation and Qualifying Accounts for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004	F-4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
The Pepsi Bottling Group, Inc.
Somers, New York
We have audited the consolidated financial statements of The Pepsi Bottling Group, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and for the years then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, and have issued our reports thereon dated February 27, 2007 (which reports express unqualified opinions and which report on the 2006 and 2005 consolidated financial statements includes explanatory paragraphs referring to the Company’s adoption of Statements of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” related to the requirement to recognize the funded status of a benefit plan); such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule for 2006 and 2005 of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2006 and 2005 consolidated financial statement schedule, when considered in relation to the basic 2006 and 2005 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
New York, New York
February 27, 2007

Report and Consent of Independent Registered Public Accounting Firm
The Board of Directors
The Pepsi Bottling Group, Inc.:
The audit referred to in our report dated February 25, 2005, with respect to the consolidated financial statements of The Pepsi Bottling Group, Inc. and subsidiaries, included the related financial statement schedule for the fiscal year ended December 25, 2004, included in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We consent to the incorporation by reference in the registration statements (No. 333-60428, 333-79357, 333-79369, 333-79375, 333-79365, 333-80647, 333-69622, 333-73302, 333-100786, 333-117894, 333-128992, 333-128993) on Form S-8 of The Pepsi Bottling Group, Inc. of our report dated February 25, 2005, with respect to the consolidated statements of operations, cash flows, and changes in shareholders’ equity of The Pepsi Bottling Group, Inc. and subsidiaries for the fiscal year ended December 25, 2004, and our report on the related financial statement schedule dated February 25, 2005, which reports appear in the December 30, 2006, annual report on Form 10-K of The Pepsi Bottling Group, Inc.
/s/ KPMG LLP
New York, New York
Feburary 27, 2007

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
THE PEPSI BOTTLING GROUP, INC.
IN MILLIONS

	Balance At				Foreign
	Beginning	Charged to Cost		Accounts	Currency	Balance At End
Description	Of Period	and Expenses	Acquisitions	Written Off	Translation	Of Period

Fiscal Year Ended December 30, 2006
Allowance for losses on trade accounts receivable	$51	$5	$—	$(7)	$1	$50

Fiscal Year Ended December 31, 2005
Allowance for losses on trade accounts receivable	$61	$3	$—	$(12)	$(1)	$51

Fiscal Year Ended December 25, 2004
Allowance for losses on trade accounts receivable	$72	$(5)	$—	$(7)	$1	$61

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of PBG, which are incorporated herein by reference to Exhibit 3.1 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

3.2	By-Laws of PBG, which are incorporated herein by reference to Exhibit 3.2 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

3.3	Amendment to Articles of Incorporation of PBG, which is incorporated herein by reference to Exhibit 3.3 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

3.4	Amendment to Articles of Incorporation of PBG, dated as of November 27, 2001, which is incorporated herein by reference to Exhibit 3.4 to PBG’s Annual Report on Form 10-K for the year ended December 29, 2001.

4.1	Form of common stock certificate, which is incorporated herein by reference to Exhibit 4 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.2	Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc., as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 5 3/8% Senior Notes due 2004 and $1,300,000,000 5 5/8% Senior Notes due 2009, which is incorporated herein by reference to Exhibit 10.9 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.3	First Supplemental Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., Bottling Group, LLC, PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, supplementing the Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, which is incorporated herein by reference to Exhibit 10.10 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.4	Indenture dated as of March 8, 1999 by and among PBG, as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Notes due 2029, which is incorporated herein by reference to Exhibit 10.14 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.5	Indenture dated as of November 15, 2002 among Bottling Group, LLC, PepsiCo, Inc., as guarantor, and JPMorgan Chase Bank, as trustee, relating to $1,000,000,000 4 5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.8 to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.6	Registration Rights Agreement dated as of November 7, 2002 relating to the $1,000,000,000 4 5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.8 to Bottling Group LLC’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.7	Indenture, dated as of June 10, 2003 by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, relating to $250,000,000 4 1/8 % Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.8	Registration Rights Agreement dated June 10, 2003 by and among Bottling Group, LLC, J.P. Morgan Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Citigroup Global Markets Inc, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Blaylock & Partners, L.P. and Fleet Securities, Inc, relating to $250,000,000 4 1/8 % Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.3 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.9	Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Form 8-K dated October 3, 2003.

Exhibit No.	Description of Exhibit
4.10	Form of Note for the $400,000,000 5.00% Senior Notes due November 15, 2013, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Form 8-K dated November 13, 2003.

4.11	Indenture, dated as of March 30, 2006, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, N.A., as trustee, which is incorporated herein by reference to Exhibit 4.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.12	Form of Note for the $800,000,000 5 1/2% Senior Notes due April 1, 2016, which is incorporated herein by reference to Exhibit 4.2 to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

10.1	Form of Master Bottling Agreement, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.2	Form of Master Syrup Agreement, which is incorporated herein by reference to Exhibit 10.2 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.3	Form of Non-Cola Bottling Agreement, which is incorporated herein by reference to Exhibit 10.3 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.4	Form of Separation Agreement, which is incorporated herein by reference to Exhibit 10.4 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.5	Form of Shared Services Agreement, which is incorporated herein by reference to Exhibit 10.5 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.6	Form of Tax Separation Agreement, which is incorporated herein by reference to Exhibit 10.6 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.7	Form of Employee Programs Agreement, which is incorporated herein by reference to Exhibit 10.7 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.8	PBG Executive Income Deferral Plan, which is incorporated herein by reference to Exhibit 10.8 to PBG’s Annual Report on Form 10-K for the year ended December 25, 1999.

10.9	PBG 1999 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.9 to PBG’s Annual Report on Form 10-K for the year ended December 25, 1999.

10.10	PBG Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.11 to PBG’s Annual Report on Form 10-K for the year ended December 25, 1999.

10.11	Amended PBG Executive Income Deferral Program, which is incorporated herein by reference to Exhibit 10.12 to PBG’s Annual Report on Form 10-K for the year ended December 30, 2000.

10.12	PBG Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.13 to PBG’s Annual Report on Form 10-K for the year ended December 30, 2000.

10.13	2002 PBG Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.15 to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

10.14	Form of Mexican Master Bottling Agreement, which is incorporated herein by reference to Exhibit 10.16 to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

10.15	Form of Employee Restricted Stock Agreement under the PBG 2004 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

Exhibit No.	Description of Exhibit
10.16	Form of Employee Stock Option Agreement under the PBG 2004 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.2 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.17	Form of Non-Employee Director Annual Stock Option Agreement under the PBG Directors’ Stock Plan which is incorporated herein by reference to Exhibit 10.3 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.18	Form of Non-Employee Director Restricted Stock Agreement under the PBG Directors’ Stock Plan, which is incorporated herein by reference to Exhibit 10.4 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.19	Summary of the material terms of the PBG Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.6 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.20	Description of the compensation paid by PBG to its non-management directors which is incorporated herein by reference to the Directors’ Compensation section in PBG’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

10.21	Form of Director Indemnification, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 11, 2005.

10.22	PBG 2005 Executive Incentive Compensation Plan, which is incorporated herein by reference to Appendix A to PBG’s Proxy Statement for the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”).

10.23	PBG 2004 Long-Term Incentive Plan as amended and restated, effective May 25, 2005, which is incorporated herein by reference to Appendix B to the 2005 Proxy Statement.

10.24	Settlement Agreement between Bottling Group, LLC and PepsiCo, Inc. dated June 28, 2005, which is incorporated herein by reference to Exhibit 10.4 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 11, 2005.

10.25	Form of Employee Restricted Stock Unit Agreement, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2005.

10.26	Form of Non-Employee Director Restricted Stock Unit Agreement under the Amended and Restated PBG Directors’ Stock Plan which is incorporated herein by reference to Exhibit 10.32 to PBG’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.27	$500,000,000 5-Year Credit Agreement dated as of April 28, 2004 among PBG, Bottling Group, LLC, JP Morgan Chase Bank, as agent, Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and book managers, and Bank of America, N.A., Citicorp USA, Inc., Credit Suisse First Boston and Deutsche Bank Securities Inc., as syndication agents, which is incorporated herein by reference to Exhibit 4.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 12, 2004.

10.28	$450,000,000 5-Year Credit Agreement dated as of March 22, 2006 among The Pepsi Bottling Group Inc., Bottling Group, LLC, Citibank, N.A as agent, Citigroup Global Markets Inc. and HSBC Securities (USA) Inc. as joint lead arrangers and book managers and HSBC Bank USA, N.A., as syndication agents, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

10.29*	Commitment Increase Notice dated March 22, 2006 relating to the $500,000,000 5-Year Credit Agreement dated as of April 28, 2004 among PBG, Bottling Group, LLC, JP Morgan Chase Bank, as agent, and certain banks identified in the Credit Agreement.

10.30	Amended and Restated PBG Directors’ Stock Plan dated as of July 19, 2006, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 9, 2006.

10.31*	Amended and Restated PBG Pension Equalization Plan.

Exhibit No.	Description of Exhibit
12*	Statement re Computation of Ratios.

21*	Subsidiaries of PBG.

23.1*	Report and Consent of KPMG LLP.

23.2*	Consent of Deloitte & Touche LLP.

24*	Power of Attorney.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Bottling Group, LLC’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

*	Filed herewith

E-4