Form 10-Q
period 2007-06-16
PEPSI BOTTLING GROUP INC
filed 2007-07-24
CIK 1076405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 16, 2007 (12 weeks)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares of Common Stock outstanding as of July 14, 2007: 225,834,855

The Pepsi Bottling Group, Inc.
Index

PART I — FINANCIAL INFORMATION
Item 1.
The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Operations
in millions, except per share amounts, unaudited

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	16, 2007	17, 2006	16, 2007	17, 2006
Net revenues	$3,360	$3,138	$5,826	$5,505
Cost of sales	1,825	1,685	3,168	2,956

Gross profit	1,535	1,453	2,658	2,549
Selling, delivery and administrative expenses	1,197	1,138	2,200	2,113

Operating income	338	315	458	436
Interest expense, net	68	63	134	124
Other non-operating (income) expenses, net	(3)	10	(2)	10
Minority interest	23	18	31	24

Income before income taxes	250	224	295	278
Income tax expense	88	76	104	96

Net income	$162	$148	$191	$182

Basic earnings per share	$0.71	$0.63	$0.84	$0.77

Weighted-average shares outstanding	227	235	227	236

Diluted earnings per share	$0.70	$0.61	$0.82	$0.75

Weighted-average shares outstanding	233	241	233	242

Dividends declared per common share	$0.14	$0.11	$0.25	$0.19

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	24 Weeks	24 Weeks
	Ended	Ended
	June	June
	16, 2007	17, 2006
Cash Flows – Operations
Net income	$191	$182
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	300	291
Deferred income taxes	(24)	(28)
Stock-based compensation	30	32
Other non-cash charges and credits, net	150	157
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(435)	(350)
Inventories	(193)	(190)
Prepaid expenses and other current assets	(26)	(21)
Accounts payable and other current liabilities	201	219
Income taxes payable	28	35

Net change in operating working capital	(425)	(307)

Casualty insurance payments	(32)	(31)
Pension contributions	(1)	(1)
Other, net	(31)	(26)

Net Cash Provided by Operations	158	269

Cash Flows – Investments
Capital expenditures	(374)	(359)
Acquisitions	(49)	—
Proceeds from sale of property, plant and equipment	6	4
Other investing activities, net	6	4

Net Cash Used for Investments	(411)	(351)

Cash Flows – Financing
Short-term borrowings, net	321	(220)
Proceeds from long-term debt	—	793
Payments of long-term debt	(10)	(63)
Dividends paid	(51)	(38)
Excess tax benefit from exercise of stock options	3	10
Proceeds from exercise of stock options	57	66
Share repurchases	(201)	(238)

Net Cash Provided by Financing	119	310

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4	(5)

Net (Decrease) Increase in Cash and Cash Equivalents	(130)	223
Cash and Cash Equivalents – Beginning of Period	629	502

Cash and Cash Equivalents – End of Period	$499	$725

Supplemental Cash Flow Information

Interest paid	$153	$132

Income taxes paid	$96	$78

Non Cash Transactions:

Changes in accounts payable related to capital expenditures	$(32)	$(22)

Capital lease additions	$2	$8

Acquisition of intangible asset	$315	$—

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Balance Sheets
in millions, except per share amounts

	(Unaudited)
	June	December
	16, 2007	30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$499	$629
Accounts receivable, less allowance of $50 at June 16, 2007 and $50 at December 30, 2006	1,792	1,332
Inventories	738	533
Prepaid expenses and other current assets	278	255

Total Current Assets	3,307	2,749

Property, plant and equipment, net	3,883	3,785
Other intangible assets, net	4,149	3,768
Goodwill	1,517	1,490
Other assets	177	135

Total Assets	$13,033	$11,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,891	$1,677
Short-term borrowings	692	357
Current maturities of long-term debt	11	17

Total Current Liabilities	2,594	2,051

Long-term debt	4,754	4,754
Other liabilities	1,326	1,205
Deferred income taxes	1,245	1,293
Minority interest	891	540

Total Liabilities	10,810	9,843

Shareholders’ Equity
Common stock, par value $0.01 per share:
authorized 900 shares, issued 310 shares	3	3
Additional paid-in capital	1,774	1,751
Retained earnings (includes impact from adopting FIN 48 in fiscal year 2007 of $5)	2,847	2,708
Accumulated other comprehensive loss	(251)	(361)
Treasury stock: 84 shares and 80 shares at June 16, 2007 and December 30, 2006, respectively, at cost	(2,150)	(2,017)

Total Shareholders’ Equity	2,223	2,084

Total Liabilities and Shareholders’ Equity	$13,033	$11,927

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions, except per share amounts
Note 1 – Basis of Presentation
     We prepare our unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make judgments, estimates and assumptions that affect the results of operations, financial position and cash flows of The Pepsi Bottling Group, Inc., as well as the related footnote disclosures. Actual results could differ from these estimates. These interim financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and disclosures required for comprehensive annual financial statements. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2006 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.
     When used in these Condensed Consolidated Financial Statements, “PBG,” “we,” “our,” “us” and the “Company” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC (“Bottling LLC”), our principal operating subsidiary.
     Certain reclassifications were made in our Condensed Consolidated Financial Statements to 2006 amounts to conform to the 2007 presentation, including a reclassification of certain miscellaneous costs incurred with product losses in the trade. We reclassified approximately $19 million and $37 million from selling, delivery and administrative expenses to cost of sales in our Condensed Consolidated Statements of Operations for the 12 weeks and 24 weeks ended June 17, 2006, respectively. Beginning with our fiscal year 2007, we have recorded trade-related product losses in cost of sales.
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
     At June 16, 2007, PepsiCo, Inc. (“PepsiCo”) owned 82,511,358 shares of our common stock, consisting of 82,411,358 shares of common stock and 100,000 shares of Class B common stock. All shares of Class B common stock that have been authorized have been issued to PepsiCo. At June 16, 2007, PepsiCo owned approximately 36.4% of our outstanding common stock and 100% of our outstanding Class B common stock, together representing 42.7% of the voting power of all classes of our voting stock. In addition, PepsiCo owns approximately 6.7% of the equity of Bottling LLC. We fully consolidate the results of Bottling LLC and present PepsiCo’s share as minority interest in our Condensed Consolidated Financial Statements.
     We also consolidate in our financial statements entities in which we have a controlling financial interest, as well as variable interest entities where we are the primary beneficiary. Minority interest in earnings and ownership has been recorded for the percentage of these entities not owned by PBG for each respective period.

     On March 1, 2007, together with PepsiCo we formed PR Beverages Limited (“PR Beverages”), a venture that will enable us to strategically invest in Russia to accelerate our growth. In connection with the formation of this venture, PBG contributed its business in Russia to PR Beverages and PepsiCo issued to PR Beverages bottling appointments for PepsiCo beverage products sold in Russia on the same terms as in effect for PBG immediately prior to the venture. PepsiCo also granted PR Beverages an exclusive license to manufacture and sell the concentrate for such products and PR Beverages contracted with a PepsiCo subsidiary to manufacture such concentrate. PepsiCo has also agreed to contribute an additional $83 million to the venture in the form of property, plant and equipment in the future.
     We have a majority interest in the venture and maintain management of the day-to-day operations. Beginning with our second quarter, we consolidated the venture into our financial results and recorded minority interest related to PepsiCo’s 40 percent interest in the venture. For further information about the PR Beverages venture see Note 7.
Note 2 – Seasonality of Business
     The results for the second quarter are not necessarily indicative of the results that may be expected for the full year because sales of our products are seasonal, especially in our Europe segment where sales tend to be more sensitive to weather conditions. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation and interest, which are not significantly impacted by business seasonality. From a cash flow perspective, the majority of our cash flow from operations is generated in the third and fourth quarters.
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
SFAS No. 158
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). Effective December 30, 2006, the Company adopted the balance sheet recognition provisions of this standard and accordingly recognized the funded status of each of the pension, postretirement plans, and other similar plans we sponsor. Effective for fiscal year ending 2008, we will be required to measure our plan’s assets and liabilities as of the end of the fiscal year instead of our current measurement date of September 30. We are currently evaluating the impact of the change in measurement date on our Consolidated Financial Statements.
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

EITF Issue No. 06-11
     In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”), which requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options to be recognized as an increase in additional paid-in capital and to be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 will become effective beginning with our first quarter 2008 fiscal period. We are currently evaluating the potential impact of this standard on our Consolidated Financial Statements.
Note 4 – Earnings per Share
     The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
Shares in millions	16, 2007	17, 2006	16, 2007	17, 2006
Average number of shares outstanding during period on which basic earnings per share is based	227	235	227	236
Add – Incremental shares under stock compensation plans	6	6	6	6

Number of shares on which diluted earnings per share is based	233	241	233	242

Basic and diluted net income applicable to common shareholders	$162	$148	$191	$182

Basic earnings per share	$0.71	$0.63	$0.84	$0.77

Diluted earnings per share	$0.70	$0.61	$0.82	$0.75
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
     The following shares are not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the Company’s common shares during the related periods and the effect of including the options in the computation would be antidilutive:
•	For the 12 weeks ended June 16, 2007, options to purchase 0.2 million shares. For the 12 weeks ended June 17, 2006, there were no antidilutive options.

•	For the 24 weeks ended June 16, 2007 and June 17, 2006, options to purchase 0.2 million shares and 3 million shares, respectively.

Note 5 – Share-Based Compensation
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
     Total impact of share-based compensation in our Condensed Consolidated Statements of Operations is as follows:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	16, 2007	17, 2006	16, 2007	17, 2006
Total share-based compensation expense	$16	$17	$30	$32
Income tax benefit	(4)	(5)	(8)	(9)
Minority interest	(1)	(1)	(2)	(2)

Net income impact	$11	$11	$20	$21

     During each of the 24 week periods ended June 16, 2007 and June 17, 2006, we granted approximately 3 million options at a weighted average fair value of $8.18 and $8.65, respectively.
     During each of the 24 week periods ended June 16, 2007 and June 17, 2006, we granted approximately 1 million restricted stock units at a weighted average fair value of $30.90 and $29.34, respectively.
     Unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans amounted to $100 million as of June 16, 2007. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Note 6 – Balance Sheet Details

	June	December
	16, 2007	30, 2006
Accounts Receivable
Trade accounts receivable	$1,563	$1,163
Allowance for doubtful accounts	(50)	(50)
Accounts receivable from PepsiCo	208	168
Other receivables	71	51

	$1,792	$1,332

Inventories
Raw materials and supplies	$274	$201
Finished goods	464	332

	$738	$533

Property, Plant and Equipment, net
Land	$312	$291
Buildings and improvements	1,417	1,404
Manufacturing and distribution equipment	3,773	3,705
Marketing equipment	2,400	2,425
Capital leases	62	60
Other	170	172

	8,134	8,057
Accumulated depreciation	(4,251)	(4,272)

	$3,883	$3,785

Accounts Payable and Other Current Liabilities
Accounts payable	$613	$525
Accounts payable to PepsiCo	323	234
Trade incentives	191	194
Accrued compensation and benefits	217	237
Other accrued taxes	110	111
Accrued interest	63	74
Other current liabilities	374	302

	$1,891	$1,677

Note 7 – Other Intangible Assets, net and Goodwill
     The components of other intangible assets are as follows:

	June	December
	16, 2007	30, 2006
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$54	$54
Franchise/distribution rights	45	45
Other identified intangibles	30	32

	129	131

Accumulated amortization:
Customer relationships and lists	(13)	(11)
Franchise/distribution rights	(29)	(27)
Other identified intangibles	(15)	(16)

	(57)	(54)

Intangibles subject to amortization, net	72	77

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,194	3,128
Licensing rights	315	—
Distribution rights	299	297
Trademarks	216	215
Other identified intangibles	53	51

Intangibles not subject to amortization	4,077	3,691

Total other intangible assets, net	$4,149	$3,768

     During the first quarter, we acquired franchise and bottling rights for select Cadbury Schweppes brands in the Northern California region from Nor-Cal Beverage Company, Inc. Through this acquisition, PBG has added Dr Pepper, Squirt and Hawaiian Punch to its beverage portfolio in this region.
     As a result of the formation of the PR Beverages venture in the second quarter, we recorded licensing rights valued at $315 million, representing the fair value of the exclusive license and related rights granted by PepsiCo to PR Beverages to manufacture and sell the concentrate for PepsiCo beverage products sold in Russia. The licensing rights have an indefinite useful life and are not subject to amortization. For further information about the PR Beverages venture see Note 1.
     Intangible asset amortization expense was $3 million for each of the 12 weeks ended June 16, 2007 and June 17, 2006. Intangible asset amortization expense was $5 million and $6 million for the 24 weeks ended June 16, 2007 and June 17, 2006, respectively. Amortization expense for each of the next five years is estimated to be approximately $9 million or less.

     The changes in the carrying value of goodwill by reportable segment for the 24 weeks ended June 16, 2007 are as follows:

	U.S. &
	Canada	Europe	Mexico	Total
Balance at December 30, 2006	$1,229	$16	$245	$1,490
Purchase price allocations relating to acquisitions	1	—	(4)	(3)
Impact of foreign currency translation	29	—	1	30

Balance at June 16, 2007	$1,259	$16	$242	$1,517

     The purchase price allocations also include adjustments to goodwill as a result of changes in taxes associated with prior year acquisitions.
Note 8 – Pension and Postretirement Medical Benefit Plans
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

     Components of our U.S. pension expense for the 12 and 24 weeks ended June 16, 2007 and June 17, 2006 are as follows:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	16, 2007	17, 2006	16, 2007	17, 2006
Service cost	$12	$12	$25	$24
Interest cost	21	19	42	38
Expected return on plan assets	(23)	(22)	(47)	(44)
Amortization of prior service cost	2	2	3	4
Amortization of net loss	9	9	18	18

Net pension expense for the defined benefit plans	21	20	41	40

Defined contribution plans expense	7	5	13	10

Total U.S. pension expense recognized in the Condensed Consolidated Statements of Operations	$28	$25	$54	$50

     There were no contributions made to our U.S. pension plans for the 24 weeks ended June 16, 2007.
     Postretirement Medical Benefits
     Our postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.
     Components of our U.S. postretirement benefits expense for the 12 and 24 weeks ended June 16, 2007 and June 17, 2006 are as follows:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	16, 2007	17, 2006	16, 2007	17, 2006
Service cost	$1	$1	$2	$2
Interest cost	4	4	9	9
Amortization of net loss	1	2	2	3

Total U.S. postretirement benefits expense recognized in the Condensed Consolidated Statements of Operations	$6	$7	$13	$14

Note 9 – Income Taxes
     In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. We adopted FIN 48 as of the beginning of our 2007 fiscal year and as a result recognized a $5 million increase to retained earnings from the cumulative effect of adoption.
     As of the beginning of our 2007 fiscal year, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our Condensed Consolidated Balance Sheet, is $239 million. Of this amount, approximately $181 million of unrecognized benefits would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of the beginning of our 2007 fiscal year, we accrued approximately $83 million of gross interest and penalties, which are included in other liabilities.
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
     The number of tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the U.S., Mexico, Canada and Russia. In the U.S., the Internal Revenue Service (“IRS”) statute of limitations for our 2001 and 2002 tax years expired on June 30, 2007. As a result, we will record approximately $45 million of a net non-cash benefit in our Condensed Consolidated Statement of Operations in the third quarter of 2007. The IRS initiated its audit of our U.S. income tax returns for the 2003 through 2005 tax years in the second quarter of 2007.
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
     In Russia, tax audits have been concluded for our 2002 through 2004 tax years. We continue to dispute certain matters relating to these tax years and do not anticipate the resolution of the open matters to significantly impact our financial statements. Our 2005 and 2006 tax years remain open in Russia, and certain legal entities are currently under audit.
     The Mexican statute of limitations for the 2001 tax year expired in the second quarter of 2007, the impact of which was not material to our Condensed Consolidated Financial Statements. The statute of limitations for our 2002 through 2006 Mexican tax returns remains open and may be subject to audit in the future.
Note 10 – Segment Information
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages and all of our segments derive revenue from these products. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey. PBG manages and reports operating results through three reportable segments — U.S. & Canada, Europe (which includes Spain, Russia, Greece, and Turkey) and Mexico. The operating segments of the U.S. and Canada are aggregated into a single reportable segment due to their economic similarity as well as similarity across products, manufacturing and distribution methods, types of customers and regulatory environments.
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

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
Net Revenues	16, 2007	17, 2006	16, 2007	17, 2006
U.S. & Canada	$2,527	$2,422	$4,629	$4,458
Europe	468	386	644	534
Mexico	365	330	553	513

Worldwide net revenues	$3,360	$3,138	$5,826	$5,505

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
Operating Income (Loss)	16, 2007	17, 2006	16, 2007	17, 2006
U.S. & Canada	$302	$275	$445	$416
Europe	14	12	(11)	(10)
Mexico	22	28	24	30

Worldwide operating income	338	315	458	436
Interest expense, net	68	63	134	124
Other non-operating (income) expenses, net	(3)	10	(2)	10
Minority interest	23	18	31	24

Income before income taxes	$250	$224	$295	$278

	June	December
Total Assets	16, 2007	30, 2006
U.S. & Canada	$9,600	$9,044
Europe	1,614	1,072
Mexico	1,819	1,811

Worldwide total assets	$13,033	$11,927

Note 11 – Comprehensive Income

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	16, 2007	17, 2006	16, 2007	17, 2006
Net income	$162	$148	$191	$182
Net currency translation adjustment	125	(45)	93	(21)
Cash flow hedge adjustment (a)(b)	(2)	(2)	(1)	6
Amortization of prior service cost/ net loss in net periodic pension/postretirement cost to expense (c)	7	N/A	13	N/A
Pension liability adjustment (d)	—	N/A	5	N/A

Comprehensive income	$292	$101	$301	$167

(a)	Net of minority interest and taxes of $0 million and $(1) million for the 12 weeks ended June 16, 2007 and June 17, 2006, respectively.

(b)	Net of minority interest and taxes of $0 million and $5 million for the 24 weeks ended June 16, 2007 and June 17, 2006, respectively.

(c)	Net of minority interest and taxes of $5 million and $10 million for the 12 and 24 weeks ended June 16, 2007, respectively.

(d)	Net of minority interest and taxes of $3 million for the 24 weeks ended June 16, 2007.
Note 12 – Contingencies
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
     The Pepsi Bottling Group, Inc. (“PBG” or the “Company”) is the world’s largest manufacturer, seller and distributor of Pepsi-Cola beverages. PBG has the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the United States, Mexico, Canada, Spain, Greece, Russia and Turkey. When used in these Condensed Consolidated Financial Statements, “PBG,” “we,” “our” and “us” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC (“Bottling LLC”), our principal operating subsidiary.
     PBG operates in one industry, carbonated soft drinks, and other ready-to-drink beverages, and all of our segments derive revenue from these products. PBG manages and reports operating results through three reportable segments – U.S. & Canada, Europe (which includes Spain, Greece, Russia and Turkey) and Mexico. Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment.
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
FINANCIAL PERFORMANCE SUMMARY

	12 Weeks Ended			24 Weeks Ended
	June	June	%	June	June	%
	16, 2007	17, 2006	Change	16, 2007	17, 2006	Change
Net revenues	$3,360	$3,138	7%	$5,826	$5,505	6%
Gross profit	1,535	1,453	6%	2,658	2,549	4%
Operating income	338	315	7%	458	436	5%
Net income	162	148	9%	191	182	5%
Diluted earnings per share[1]	$0.70	$0.61	13%	$0.82	$0.75	9%

[1]	– Percentage change for diluted earnings per share is calculated by using earnings per share data that is expanded to the fourth decimal place.
     For the second quarter of 2007, diluted earnings per share increased 13 percent with an increase in net income of nine percent when compared with the results reported in the second quarter of 2006. Contributing to these results was growth in worldwide operating income of seven percent driven primarily by a seven-percent increase in net revenues, which reflected rate gains across all segments. Growth in net revenues was partially offset by higher concentrate and sweetener costs and higher selling, delivery and administrative (“SD&A”) expenses.
     Growth in worldwide SD&A expenses of five percent was primarily attributable to higher wage and benefit costs across all segments, increases in marketplace investments in our international markets, specifically Russia, and the impact from the Bebidas Purificadas, S.A de C.V. (“Bepusa”) acquisition in Mexico in June of 2006. These increases were partially offset by cost productivity initiatives, specifically in our U.S. business, associated with technology improvements in warehousing and reductions in overall production costs.
     Worldwide physical case volume increased two percent in the second quarter of 2007 versus the prior year. This growth reflects a six-percent increase in our Europe segment, driven by an approximate 20-percent increase in our Russia business. The impact from the Bepusa acquisition added one percentage point of growth in the quarter.
     On March 1, 2007, together with PepsiCo we formed PR Beverages Limited, a venture that will enable us to strategically invest in Russia to accelerate our growth. PepsiCo, through its subsidiaries, granted PR Beverages an exclusive license to manufacture and sell the concentrate for PepsiCo beverage products sold in Russia. Beginning with the second quarter, we consolidated the venture into our financial results and recorded minority interest related to PepsiCo’s 40 percent interest in the venture. Additionally, we recorded a $315 million intangible asset, representing the fair value of the licensing and related rights. The consolidation of the venture added less than one percentage point of growth to our operating income.
     The impact of foreign currency exchange translation, driven by the strength of the Euro and Russian Ruble, contributed about one percentage point of growth to net revenues, cost of sales,

gross profit and SD&A expenses in the Condensed Consolidated Statement of Operations for the 12 weeks ended June 16, 2007. The net effect on operating income was minimal.
Full-Year 2007 Outlook
     Based on our financial results in the first half of 2007, we raised our full-year operating income growth expectations to a range of seven to nine percent, including three percentage points of growth resulting from the consolidation of the PR Beverages Limited venture. This venture has no impact on diluted earnings per share or total cash flow. Additionally, during the third quarter, PBG will record a net non-cash tax benefit of approximately $45 million or $0.19 of diluted earnings per share due to the reversal of net tax contingencies associated with the expiration of the statute of limitations on the Internal Revenue Service audit of our 2001 and 2002 tax returns. As a result of our performance in the first half of the year and the reversal of the net tax contingencies in the third quarter, we raised our diluted earnings per share guidance range for the full year from $1.90 — $1.98 to $2.21 — $2.26. Additionally, worldwide net revenue per case is now forecast to increase four percent and Mexico volume is expected to be flat for the year.
     For the full-year 2007, we expect to generate more than $1.3 billion in cash flow from operations and spend approximately $780 million on capital expenditures.
Second Quarter 2007 Results
     Except where noted, tables and discussion are presented as compared to the similar periods in the prior year. Growth rates are rounded to the nearest whole percentage. When used in these tables, “N/A” describes the transaction categories that did not contribute any impact to the overall cause of change.
Volume

	12 Weeks Ended				24 Weeks Ended
	June 16, 2007 vs.				June 16, 2007 vs.
	June 17, 2006				June 17, 2006
	World	U.S. &			World	U.S. &
	wide	Canada	Europe	Mexico	wide	Canada	Europe	Mexico
Base volume	1%	0%	6%	(2)%	0%	0%	7%	(2)%
Acquisitions	1%	N/A	N/A	5%	1%	N/A	N/A	5%

Total Volume change	2%	0%	6%	3%	1%	0%	7%	3%

     Our reported worldwide physical case volume increased two percent in the second quarter and one percent in the first 24 weeks of 2007. The increase in volume for both the quarter and year to date was driven by strong growth in our Europe segment, principally from Russia, and the impact of the Bepusa acquisition in 2006 included in our Mexico segment.
     In our U.S. & Canada segment, volume was flat versus prior year in both the quarter and year-to-date period, driven primarily by softer volume in the U.S. which was offset by solid growth in Canada. Volume in the U.S. was flat in both the second quarter and during the first 24 weeks of 2007. These results in the U.S. reflected increases in the take home channel of approximately one percent for both the quarter and year-to-date period, and were offset by declines in the cold drink channel of three percent and two percent for the quarter and year-to-date period, respectively. Our U.S. non-carbonated portfolio increased nine percent in the quarter and 11 percent during the first 24 weeks of 2007 as a result of an over 30-percent increase in Trademark Lipton during both periods, coupled with strong growth in water and energy drinks. The growth in our non-carbonated portfolio was offset by declines in our carbonated soft drink (“CSD”) portfolio of three percent and four percent during the quarter and year-to-date period, respectively. In Canada, overall volume increased three and two percent for the quarter and year-to-date period, respectively, driven primarily by strong growth in the take-home channel. From a brand perspective, growth in both the quarter and year-to-date period was driven largely by double-digit growth in Trademark Aquafina, coupled with growth in other non-carbonated brands.
     In our Europe segment, overall volume grew six percent for the quarter and seven percent for the year-to-date period, driven primarily by growth in Russia of approximately 20 percent in both the quarter and year-to-date period. Double-digit increases in both non-carbonated and carbonated soft drinks contributed to the growth in Russia.
     In our Mexico segment, overall volume increased three percent for both the quarter and year-to-date period, driven by the Bepusa acquisition in 2006 and partially offset by a decline in base business volume. This decrease was mostly due to declines in CSD and jug water volume mitigated by strong non-carbonated beverage growth.
Net Revenues

	12 Weeks Ended				24 Weeks Ended
	June 16, 2007 vs.				June 16, 2007 vs.
	June 17, 2006				June 17, 2006
	World	U.S. &			World	U.S. &
	wide	Canada	Europe	Mexico	wide	Canada	Europe	Mexico
Volume impact	1%	0%	6%	(2)%	0%	0%	7%	(2)%
Net price per case impact (rate/mix)	5%	4%	9%	6%	4%	4%	7%	5%
Acquisitions	0%	N/A	N/A	6%	1%	N/A %	N/A	6%
Currency translation	1%	0%	6%	0%	1%	0%	6%	(1)%

Total Net Revenues change	7%	4%	21%	10%	6%	4%	20%	8%

     Worldwide net revenues were $3.4 billion for the second quarter and $5.8 billion for the first 24 weeks in 2007, increasing seven percent and six percent, respectively. The increases in worldwide net revenues for the quarter and year-to-date period were driven primarily by rate gains across all segments. Volume growth, the positive impact of foreign currency translation in Europe and the impact from the Bepusa acquisition in Mexico also contributed to overall increases in net revenues in both the quarter and year-to-date period.
     In the second quarter, our U.S. & Canada segment generated approximately 75 percent of our worldwide net revenues. Our Europe segment generated 14 percent of our net revenues and Mexico generated the remaining 11 percent. On a year-to-date basis, approximately 80 percent of our net revenues were generated in our U.S. & Canada segment, 11 percent was generated by Europe and the remaining nine percent was generated by Mexico.
     In the U.S. & Canada segment, increases in net price per case drove four-percent growth in net revenues in both the quarter and year-to-date period. In the U.S., net price per case improved four-percent for the second quarter and year-to-date period.
     In Europe, net revenues increased 21 percent for the second quarter and 20 percent for the year-to-date period, reflecting increases in net price per case, strong volume growth and the positive impact of foreign currency translation.
     Net revenues in Mexico grew 10 percent in the second quarter and eight percent in the year-to-date period, driven primarily by net price per case increases and the Bepusa acquisition, and partially offset by declines in base business volume.

Cost of Sales

	12 Weeks Ended	24 Weeks Ended
	June 16, 2007 vs.	June 16, 2007 vs.
	June 17, 2006	June 17, 2006
	Worldwide	Worldwide
Volume impact	1%	0%
Cost per case impact	6%	6%
Acquisitions	0%	1%
Currency translation	1%	0%

Total Cost of Sales change	8%	7%

     Worldwide cost of sales was $1.8 billion in the second quarter of 2007 and $3.2 billion for the first 24 weeks of 2007, increasing eight percent and seven percent, respectively. The growth in cost of sales for the quarter and year-to-date period across all segments was mainly due to cost per case increases resulting from increases in concentrate and sweetener costs. During the second quarter, volume growth and the negative impact of currency translation each contributed approximately one percentage point of growth in cost of sales. The impact from the Bepusa acquisition in Mexico in 2006 contributed approximately one percentage point of growth on a year-to-date basis.
     In the U.S. & Canada segment, cost of sales increased six percent in the second quarter and five percent in the year-to-date period.
     In our Europe and Mexico segments, cost of sales grew in line with revenue growth for both the second quarter and on a year-to-date basis.
Selling, Delivery and Administrative Expenses

	12 Weeks Ended	24 Weeks Ended
	June 16, 2007 vs.	June 16, 2007 vs.
	June 17, 2006	June 17, 2006
	Worldwide	Worldwide
Cost impact	3%	3%
Acquisitions	1%	1%
Currency translation	1%	0%

Total SD&A change	5%	4%

     Worldwide SD&A expenses were $1.2 billion in the second quarter and $2.2 billion for the first 24 weeks of 2007, increasing five percent and four percent, respectively, over similar periods in 2006. Increases in worldwide SD&A expenses reflect higher wage and benefit costs across all segments, marketplace initiative investments in our Europe segment, specifically Russia, and the impact from the Bepusa acquisition in Mexico in 2006. These increases were partially offset by cost productivity initiatives, specifically in the U.S., where SD&A was flat compared to prior year in the quarter and year-to-date period. These initiatives included strategies to make deliveries more efficient, including route utilization, tonnage and drop sizes. Additionally, we leveraged technology in our warehouses and improved our product configuration to eliminate complexity which allowed us to lower our overall production costs and compete more effectively in the marketplace.
Interest Expense, net
     Net interest expense increased $5 million in the second quarter and $10 million on a year-to-date basis, versus the prior year, largely due to additional interest associated with higher debt balances and higher effective interest rates.
Other Non-operating (Income) Expenses, net
     Other net non-operating (income) expenses decreased $13 million in the second quarter and $12 million in the year-to-date period, versus 2006, primarily due to the prior year transactional foreign exchange loss of $9 million related to the approximate 20-percent devaluation of the Turkish lira in May 2006 on our U.S. dollar denominated liabilities in Turkey. These liabilities were repaid in June of 2006.
Income Tax Expense
     Our effective tax rate for the 24 weeks ended June 16, 2007 was 35.3%, compared with our effective tax rate of 34.4% for the 24 weeks ended June 17, 2006. The increase in our effective tax rate is primarily driven by a shift in country mix.
Liquidity and Financial Condition
Cash Flows
24 Weeks Ended June 16, 2007 vs. June 17, 2006
     PBG generated $158 million of net cash provided by operations, which was $111 million lower than the cash provided by operations generated in 2006. The decrease in net cash provided by operations was driven primarily by timing of collections and timing of payments and collections to related parties, coupled with higher interest payments.
     Cash used for investments was $411 million, which was $60 million higher than the cash used for investments in 2006. The increase in cash used for investments reflects the acquisition of franchise and bottling rights of select Cadbury Schweppes brands in the Northern California region from Nor-Cal Beverage Company, Inc.
     Cash provided by financing activities was $119 million, which was $191 million lower than the cash provided by financing activities in the prior year. This decrease in cash from financing was driven primarily by higher net borrowing in the prior year in advance of the maturity of our 2.45% senior notes due in October of 2006.
Liquidity and Capital Resources
     Our principal sources of cash come from our operating activities, and the issuance of debt and bank borrowings. We believe that these cash inflows will be sufficient to fund capital expenditures, benefit plan contributions, acquisitions, share repurchases, dividends and working capital requirements for the foreseeable future.
     We had $238 million and $115 million of outstanding commercial paper at June 16, 2007 and December 30, 2006, respectively.

     On March 22, 2007, the Company’s Board of Directors approved an increase in the Company’s quarterly dividend from $0.11 to $0.14 per share on the outstanding common stock of the Company. This action resulted in a 27-percent increase in our quarterly dividend.
Contractual Obligations
     As of June 16, 2007, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, under the caption “Contractual Obligations.”

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

PART II — OTHER INFORMATION
Item 1.
Legal Proceedings
     On April 19, 2007, we reached an agreement in principle with the Michigan Department of Environmental Quality (the “DEQ”) to settle certain alleged waste water permit violations at our bottling plant in Howell, Michigan, a matter previously disclosed. In connection with this agreement, we signed an administrative consent order on July 9, 2007, pursuant to which we will pay the DEQ $650,000 and install and operate a waste water treatment system at our Howell, Michigan facility. Our costs of complying with the administrative consent order will not have a material impact on our results of operations or financial condition.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
PBG Purchases of Equity Securities
     In the second quarter of 2007, we repurchased approximately 2 million shares of PBG common stock. Since the inception of our share repurchase program in October 1999, we have repurchased approximately 125 million shares of PBG common stock. Our share repurchases for the second quarter of 2007 are as follows:

			Total Number of Shares	Maximum Number of
	Total Number	Average Price	Purchased as Part of	Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased[1]	Share[2]	Plans or Programs [3]	Plans or Programs [3]

Period 4
03/25/07—04/21/07	359,600	$31.91	359,600	26,530,100

Period 5
04/22/07—05/19/07	332,900	$33.09	332,900	26,197,200

Period 6
05/20/07—06/16/07	1,113,700	$34.11	1,113,700	25,083,500

Total	1,806,200	$33.48	1,806,200

[1]	Shares have only been repurchased through publicly announced programs.

[2]	Average share price excludes brokerage fees.

[3]	The PBG Board has authorized the repurchase of shares of common stock on the open market and through negotiated transactions as follows:

Number of Shares
Authorized to be
Date Share Repurchase Program was Publicly Announced	Repurchased
October 14, 1999	20,000,000
July 13, 2000	10,000,000
July 11, 2001	20,000,000
May 28, 2003	25,000,000
March 25, 2004	25,000,000
March 24, 2005	25,000,000
December 15, 2006	25,000,000

Total shares authorized to be repurchased as of June 16, 2007	150,000,000

Unless terminated by resolution of the PBG Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

Item 4.
Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of PBG was held on May 23, 2007.

(b)	The names of all directors are set forth below. The proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the nominees as listed in the proxy statement and all such nominees were elected.

(c)	A brief description of each matter voted on and the number of votes cast are as follows:

	Number of Votes
				Broker
Description of Proposals	For	Against	Abstain	Non-Votes
1) Election of Directors:
Linda G. Alvarado	225,923,162	2,619,820	730,799	N/A
Barry H. Beracha	228,518,813	75,258	679,710	N/A
Eric J. Foss	228,522,734	80,919	670,128	N/A
Ira D. Hall	228,513,945	84,109	675,727	N/A
Hugh F. Johnston	228,198,673	339,737	735,371	N/A
Susan D. Kronick	223,908,849	4,689,776	675,156	N/A
Blythe J. McGarvie	228,171,762	407,293	694,726	N/A
Margaret D. Moore	228,291,478	305,129	677,174	N/A
John A. Quelch	228,182,646	358,391	732,744	N/A
Javier G. Teruel	228,466,281	123,602	683,898	N/A

2) Ratification of appointment of Deloitte & Touche LLP as independent auditors:	228,410,558	71,178	792,045	N/A

Item 6.
Exhibits

Exhibit No.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

99.1	Bottling Group, LLC Form 10-Q for the quarterly period ended June 16, 2007, as required by the SEC as a result of Bottling Group, LLC’s guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEPSI BOTTLING GROUP, INC.
(Registrant)

Date: July 24, 2007	/s/ Thomas M. Lardieri

Thomas M. Lardieri
Vice President and Controller

Date: July 24, 2007	/s/ Alfred H. Drewes

Alfred H. Drewes
Senior Vice President and
Chief Financial Officer