Form 10-Q
period 2007-09-08
PEPSI BOTTLING GROUP INC
filed 2007-10-12
CIK 1076405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 8, 2007 (12 weeks)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
Number of shares of Common Stock outstanding as of October 6, 2007: 223,686,744

The Pepsi Bottling Group, Inc.
Index

		Page No.

Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations — 12 and 36 weeks ended September 8, 2007 and September 9, 2006	2
	Condensed Consolidated Statements of Cash Flows — 36 weeks ended September 8, 2007 and September 9, 2006	3
	Condensed Consolidated Balance Sheets — September 8, 2007 and December 30, 2006	4
	Notes to Condensed Consolidated Financial Statements	5-15

Item 2.	Management’s Financial Review	16-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.1: BOTTLING GROUP, LLC FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 8, 2007

PART I — FINANCIAL INFORMATION
      Item 1.
The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Operations
in millions, except per share amounts, unaudited

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	8, 2007	9, 2006	8, 2007	9, 2006

Net revenues	$3,729	$3,460	$9,555	$8,965
Cost of sales	2,003	1,872	5,171	4,828

Gross profit	1,726	1,588	4,384	4,137
Selling, delivery and administrative expenses	1,293	1,205	3,493	3,318

Operating income	433	383	891	819
Interest expense, net	65	62	199	186
Other non-operating expenses (income), net	—	1	(2)	11
Minority interest	41	24	72	48

Income before income taxes	327	296	622	574
Income tax expense	67	89	171	185

Net income	$260	$207	$451	$389

Basic earnings per share	$1.16	$0.88	$1.99	$1.65

Weighted—average shares outstanding	226	235	227	236

Diluted earnings per share	$1.12	$0.86	$1.94	$1.61

Weighted—average shares outstanding	232	242	233	242

Dividends declared per common share	$0.14	$0.11	$0.39	$0.30

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	36 Weeks Ended
	September	September
	8, 2007	9, 2006
Cash Flows — Operations
Net income	$451	$389
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	457	443
Deferred income taxes	(57)	(68)
Stock-based compensation	43	46
Other non-cash charges and credits, net	260	239
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(533)	(532)
Inventories	(97)	(162)
Prepaid expenses and other current assets	(13)	(5)
Accounts payable and other current liabilities	325	288
Income taxes payable	131	155

Net change in operating working capital	(187)	(256)

Casualty insurance payments	(48)	(47)
Pension contributions	(1)	(1)
Other, net	(44)	(40)

Net Cash Provided by Operations	874	705

Cash Flows — Investments
Capital expenditures	(563)	(525)
Acquisitions, net of cash acquired	(49)	(33)
Proceeds from sale of property, plant and equipment	9	6
Other investing activities, net	6	8

Net Cash Used for Investments	(597)	(544)

Cash Flows — Financing
Short-term borrowings, net	126	(279)
Proceeds from long-term debt	1	793
Payments of long-term debt	(12)	(99)
Dividends paid	(82)	(64)
Excess tax benefit from the exercise of stock options	6	17
Proceeds from exercise of stock options	92	142
Share repurchases	(331)	(309)

Net Cash (Used for) Provided by Financing	(200)	201

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	(2)

Net Increase in Cash and Cash Equivalents	80	360
Cash and Cash Equivalents — Beginning of Period	629	502

Cash and Cash Equivalents — End of Period	$709	$862

Supplemental Cash Flow Information
Interest paid	$233	$208

Income taxes paid	$91	$80

Changes in accounts payable related to capital expenditures	$(36)	$(38)

Capital lease additions	$3	$19

Liabilities incurred and/or assumed in conjunction with acquisitions of bottlers	$1	$20

Capital-in-kind contributions	$5	$—

Acquisition of intangible asset	$315	$—

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Balance Sheets
in millions, except per share amounts

	(Unaudited)
	September	December
	8, 2007	30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$709	$629
Accounts receivable, less allowance of $52 at September 8, 2007 and $50 at December 30, 2006	1,892	1,332
Inventories	641	533
Prepaid expenses and other current assets	253	255

Total Current Assets	3,495	2,749

Property, plant and equipment, net	3,900	3,785
Other intangible assets, net	4,138	3,768
Goodwill	1,503	1,490
Other assets	177	135

Total Assets	$13,213	$11,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$2,147	$1,677
Short-term borrowings	498	357
Current maturities of long-term debt	11	17

Total Current Liabilities	2,656	2,051

Long-term debt	4,762	4,754
Other liabilities	1,275	1,205
Deferred income taxes	1,211	1,293
Minority interest	938	540

Total Liabilities	10,842	9,843

Shareholders’ Equity
Common stock, par value $0.01 per share: authorized 900 shares, issued 310 shares	3	3
Additional paid-in capital	1,787	1,751
Retained earnings (includes impact from adopting FIN 48 in fiscal year 2007 of $5)	3,076	2,708
Accumulated other comprehensive loss	(256)	(361)
Treasury stock: 86 shares and 80 shares at September 8, 2007 and December 30, 2006, respectively, at cost	(2,239)	(2,017)

Total Shareholders’ Equity	2,371	2,084

Total Liabilities and Shareholders’ Equity	$13,213	$11,927

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
     Certain reclassifications were made in our Condensed Consolidated Financial Statements to 2006 amounts to conform to the 2007 presentation, including a reclassification of certain miscellaneous costs incurred with product losses in the trade. We reclassified approximately $21 million and $58 million from selling, delivery and administrative expenses to cost of sales in our Condensed Consolidated Statements of Operations for the 12 weeks and 36 weeks ended September 9, 2006, respectively. Beginning with our fiscal year 2007, we have recorded trade-related product losses in cost of sales.
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
     At September 8, 2007, PepsiCo, Inc. (“PepsiCo”) owned 79,511,358 shares of our common stock, consisting of 79,411,358 shares of common stock and 100,000 shares of Class B common stock. All shares of Class B common stock that have been authorized have been issued to PepsiCo. At September 8, 2007, PepsiCo owned approximately 35.4% of our outstanding common stock and 100% of our outstanding Class B common stock, together representing 41.9% of the voting power of all classes of our voting stock. In addition, PepsiCo owns approximately 6.7% of the equity of Bottling LLC. We fully consolidate the results of Bottling LLC and present PepsiCo’s share as minority interest in our Condensed Consolidated Financial Statements.
     We also consolidate in our financial statements entities in which we have a controlling financial interest, as well as variable interest entities where we are the primary beneficiary. Minority interest in earnings and ownership has been recorded for the percentage of these entities not owned by PBG.
     On March 1, 2007, together with PepsiCo we formed PR Beverages Limited (“PR Beverages”), a venture that will enable us to strategically invest in Russia to accelerate our growth. In connection with the formation of this venture, PBG contributed its business in Russia to PR Beverages and

PepsiCo issued to PR Beverages bottling appointments for PepsiCo beverage products sold in Russia on the same terms as in effect for PBG immediately prior to the venture. PepsiCo granted PR Beverages an exclusive license to manufacture and sell the concentrate for such products. PR Beverages has contracted with a PepsiCo subsidiary to manufacture such concentrate. PepsiCo also agreed to contribute in the future an additional $83 million to the venture in the form of property, plant and equipment, of which $5 million has been contributed during the third quarter.
     We have a majority interest in the venture and maintain management of the day-to-day operations. As a result of the formation of PR Beverages, we fully consolidated the venture’s financial results and recorded minority interest related to PepsiCo’s 40 percent interest in the venture. For further information about the PR Beverages venture see Note 7.
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
SFAS No. 158
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Effective December 30, 2006, the Company adopted the balance sheet recognition provisions of this standard and accordingly recognized the funded status of each of the pension, postretirement plans, and other similar plans we sponsor. Effective for fiscal year ending 2008, we will be required to measure our plan’s assets and liabilities as of the end of the fiscal year instead of our current measurement date of September 30. We are currently evaluating the impact of the change in measurement date on our Consolidated Financial Statements.
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

EITF Issue No. 06-11
     In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”), which requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options to be recognized as an increase in additional paid-in capital and to be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 will become effective beginning with our first quarter 2008 fiscal period. The adoption of EITF 06-11 is not expected to have a material impact on our Consolidated Financial Statements.
Note 4 — Earnings per Share
     The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
Shares in millions	8, 2007	9, 2006	8, 2007	9, 2006
Average number of shares outstanding during period on which basic earnings per share is based	226	235	227	236
Add — Incremental shares under stock compensation plans	6	7	6	6

Number of shares on which diluted earnings per share is based	232	242	233	242

Basic and diluted net income applicable to common shareholders	$260	$207	$451	$389

Basic earnings per share	$1.16	$0.88	$1.99	$1.65

Diluted earnings per share	$1.12	$0.86	$1.94	$1.61
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
     The following shares are not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the Company’s common shares during the related periods and the effect of including the options in the computation would be antidilutive:
•	For the 12 weeks ended September 8, 2007, there were no antidilutive options. For the 12 weeks ended September 9, 2006, options to purchase 0.2 million shares.

•	For the 36 weeks ended September 8, 2007 and September 9, 2006, options to purchase 0.2 and 2.1 million shares, respectively.
Note 5 — Share-Based Compensation
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
     Total impact of share-based compensation in our Condensed Consolidated Statements of Operations is as follows:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	8, 2007	9, 2006	8, 2007	9, 2006

Total share-based compensation expense	$13	$14	$43	$46
Income tax benefit	(3)	(4)	(12)	(13)
Minority interest	(1)	(1)	(3)	(3)

Net income impact	$9	$9	$28	$30

     During the 36 week period ended September 8, 2007, we granted approximately 3 million options at a weighted average fair value of $8.19. During the 36 week period ended September 9, 2006, we granted approximately 4 million options at a weighted average fair value of $8.75.
     During each of the 36 week periods ended September 8, 2007 and September 9, 2006, we granted approximately 1 million restricted stock units at a weighted average fair value of $30.95 and $29.53, respectively.
     Unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans amounted to $87 million as of September 8, 2007. That cost is expected to be recognized over a weighted-average period of 2.0 years.
Note 6 — Balance Sheet Details

	September	December
	8, 2007	30, 2006
Accounts Receivable
Trade accounts receivable	$1,701	$1,163
Allowance for doubtful accounts	(52)	(50)
Accounts receivable from PepsiCo.	184	168
Other receivables	59	51

	$1,892	$1,332

Inventories
Raw materials and supplies	$237	$201
Finished goods	404	332

	$641	$533

Property, Plant and Equipment, net
Land	$306	$291
Buildings and improvements	1,433	1,404
Manufacturing and distribution equipment	3,836	3,705
Marketing equipment	2,427	2,425
Capital leases	62	60
Other	170	172

	8,234	8,057
Accumulated depreciation	(4,334)	(4,272)

	$3,900	$3,785

	September	December
	8, 2007	30, 2006
Accounts Payable and Other Current Liabilities
Accounts payable	$606	$525
Accounts payable to PepsiCo	326	234
Trade incentives	251	194
Accrued compensation and benefits	254	237
Other accrued taxes	121	111
Accrued interest	51	74
Other current liabilities	538	302

	$2,147	$1,677

Note 7 — Other Intangible Assets, net and Goodwill
     The components of other intangible assets are as follows:

	September	December
	8, 2007	30, 2006
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$54	$54
Franchise/distribution rights	46	45
Other identified intangibles	30	32

	130	131

Accumulated amortization:
Customer relationships and lists	(14)	(11)
Franchise/distribution rights	(30)	(27)
Other identified intangibles	(16)	(16)

	(60)	(54)

Intangibles subject to amortization, net	70	77

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,198	3,128
Licensing rights	315	—
Distribution rights	291	297
Trademarks	211	215
Other identified intangibles	53	51

Intangibles not subject to amortization	4,068	3,691

Total other intangible assets, net	$4,138	$3,768

     During the first quarter, we acquired franchise and bottling rights for select Cadbury Schweppes brands in the Northern California region from Nor-Cal Beverage Company, Inc. As a result of the acquisition, we recorded approximately $50 million of non-amortizable franchise rights.
     As a result of the formation of the PR Beverages venture in the second quarter, we recorded licensing rights valued at $315 million, representing the fair value of the exclusive license and related rights granted by PepsiCo to PR Beverages to manufacture and sell the concentrate for PepsiCo beverage products sold in Russia. The licensing rights have an indefinite useful life and are not subject to amortization. For further discussion on the PR Beverages venture see Note 1.
Intangible asset amortization
     Intangible asset amortization expense was $2 million and $3 million for the 12 weeks ended September 8, 2007 and September 9, 2006, respectively. Intangible asset amortization expense was $7 million and $9 million for the 36 weeks ended September 8, 2007 and September 9, 2006, respectively. Amortization expense for each of the next five years is estimated to be approximately $9 million or less.
Goodwill
     The changes in the carrying value of goodwill by reportable segment for the 36 weeks ended September 8, 2007 are as follows:

	U.S. &
	Canada	Europe	Mexico	Total

Balance at December 30, 2006	$1,229	$16	$245	$1,490
Purchase price allocations relating to acquisitions	1	—	(16)	(15)
Impact of foreign currency translation	33	—	(5)	28

Balance at September 8, 2007	$1,263	$16	$224	$1,503

     The purchase price allocations include goodwill allocations as a result of the Bebidas Purificadas, S.A. de C.V. (“Bepusa”) acquisition and adjustments to goodwill as a result of changes in taxes associated with prior year acquisitions.
Note 8 — Pension and Postretirement Medical Benefit Plans
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
Defined Contribution Benefits
     Nearly all of our U.S. employees are also eligible to participate in our 401(k) savings plans, which are voluntary defined contribution plans. We make matching contributions to the 401(k) savings plans on behalf of participants eligible to receive such contributions. If a participant has less than 10 years of eligible service, our match will equal $0.50 for each dollar the participant elects to defer up to four percent of the participant’s pay. If the participant has 10 or more years of eligible service, our match will equal $1.00 for each dollar the participant elects to defer up to four percent of the participant’s pay. In addition, newly hired employees who are not eligible for the defined benefit pension plan will instead receive into their 401(k) account an additional Company contribution equal to two percent of their compensation.
     The assets, liabilities and expenses associated with our international plans were not significant to our results of operations and are not included in the tables presented below.

     Components of our U.S. pension expense for the 12 and 36 weeks ended September 8, 2007 and September 9, 2006 are as follows:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	8, 2007	9, 2006	8, 2007	9, 2006
Service cost	$13	$12	$38	$36
Interest cost	21	19	63	57
Expected return on plan assets	(24)	(21)	(71)	(65)
Amortization of prior service cost	2	2	5	6
Amortization of net loss	8	9	26	27
Special termination benefits	4	—	4	—

Net pension expense for the defined benefit plans	24	21	65	61

Defined contribution plans expense	6	5	19	15

Total U.S. pension expense recognized in the
Condensed Consolidated Statements of Operations	$30	$26	$84	$76

     In the third quarter, PBG announced restructuring charges to adapt to changes in the marketplace and improve operating efficiencies. As part of these actions, the Company provided special termination benefits of approximately $4 million, which primarily included enhanced pension benefits to certain affected employees. See Note 12 for further discussion on restructuring charges.
     There were no contributions made to our U.S. pension plans for the 36 weeks ended September 8, 2007. Subsequent to the third quarter, we made a $50 million contribution to our U.S. defined benefit pension plans.
Postretirement Medical Benefits
     Our postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet certain age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.
     Components of our U.S. postretirement benefits expense for the 12 and 36 weeks ended September 8, 2007 and September 9, 2006 are as follows:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	8, 2007	9, 2006	8, 2007	9, 2006
Service cost	$1	$1	$3	$3
Interest cost	5	5	14	14
Amortization of net loss	1	1	3	4

Total U.S. postretirement benefits expense recognized in the Condensed Consolidated Statements of Operations	$7	$7	$20	$21

Note 9 — Income Taxes
     In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. We adopted FIN 48 as of the beginning of our 2007 fiscal year and, as a result recognized a $5 million increase to retained earnings from the cumulative effect of adoption.

     As of the beginning of our 2007 fiscal year, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our Condensed Consolidated Balance Sheet, was $239 million. Of this amount, approximately $181 million of unrecognized benefits would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. As of the beginning of our 2007 fiscal year, we had accrued approximately $83 million of gross interest and penalties, which are included in other liabilities.
     We file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most probable outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter could be recognized as an adjustment to our provision for income taxes and our effective tax rate in the period of resolution, and may also require a use of cash.
     The number of tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the U.S., Mexico, Canada and Russia. In the U.S., the Internal Revenue Service (“IRS”) statute of limitations for our 2001 and 2002 tax years expired on June 30, 2007. As a result, we recorded $46 million of a net non-cash benefit in our Condensed Consolidated Statement of Operations in the third quarter of 2007. The IRS initiated its audit of our U.S. income tax returns for the 2003 through 2005 tax years in the second quarter of 2007. We cannot reasonably estimate the impact on our Condensed Consolidated Financial Statements resulting from the audit.
     In Canada, income tax audits have been completed for all tax years through the 2004 tax year. We are in agreement with the audit results except for one matter which we continue to dispute for our 1999 through 2004 tax years. We cannot reasonably estimate the impact on our Condensed Consolidated Financial Statements resulting from the outcome of this matter. The audit of our Canadian tax return for the 2005 tax year is scheduled to commence in the fourth quarter of 2007.
     In Russia, tax audits have been concluded for our 2002 through 2004 tax years. We continue to dispute certain matters relating to these tax years and do not anticipate the resolution of the open matters to significantly impact our financial statements. Our 2005 and 2006 tax years remain open in Russia, and certain legal entities are currently under audit. We cannot reasonably estimate the impact on our Condensed Consolidated Financial Statements resulting from the audit.
     The Mexican statute of limitations for the 2001 tax year expired in the second quarter of 2007, the impact of which was not material to our Condensed Consolidated Financial Statements. The Mexican tax authorities initiated their audit of the 2002 and 2003 tax years in the third quarter of 2007. We cannot reasonably estimate the impact on our Condensed Consolidated Financial Statements resulting from the audit.
     Subsequent to the end of the third quarter, Mexico enacted new tax legislation that will take effect on January 1, 2008. We are currently evaluating the impact of this law change on our financial statements.
Note 10 — Segment Information
     We operate in one industry — carbonated soft drinks and other ready-to-drink beverages. All of our segments derive revenue from these products. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey. PBG manages and reports operating results through three reportable segments — U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. The operating segments of the U.S. & Canada are aggregated into a single reportable segment due to their economic similarity as well as similarity across products, manufacturing and distribution methods, types of customers and regulatory environments.
     Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment. We evaluate the performance of these segments based on operating income or loss. Operating income or loss is exclusive of net interest expense, minority interest, foreign exchange gains and losses and income taxes.
     The following tables summarize select financial information related to our reportable segments:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	8, 2007	9, 2006	8, 2007	9, 2006
Net Revenues
U.S. & Canada	$2,665	$2,559	$7,294	$7,017
Europe	683	554	1,327	1,088
Mexico	381	347	934	860

Worldwide net revenues	$3,729	$3,460	$9,555	$8,965

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	8, 2007	9, 2006	8, 2007	9, 2006
Operating Income
U.S. & Canada	$300	$281	$745	$697
Europe	110	71	99	61
Mexico	23	31	47	61

Worldwide operating income	433	383	891	819
Interest expense, net	65	62	199	186
Other non-operating expenses (income), net	—	1	(2)	11
Minority interest	41	24	72	48

Income before income taxes	$327	$296	$622	$574

	September	December
	8, 2007	30, 2006
Total Assets
U.S. & Canada	$9,670	$9,044
Europe	1,745	1,072
Mexico	1,798	1,811

Worldwide total assets	$13,213	$11,927

Note 11 — Comprehensive Income

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	8, 2007	9, 2006	8, 2007	9, 2006
Net income	$260	$207	$451	$389
Net currency translation adjustment	(10)	53	84	32
Cash flow hedge adjustment (a)(b)	(2)	—	(3)	6
Amortization of prior service cost / net loss in net periodic pension/postretirement cost to expense (c)	6	N/A	19	N/A
Pension liability adjustment (d)	—	N/A	5	N/A

Comprehensive income	$254	$260	$556	$427

(a)	Net of minority interest and taxes of $(1) million for the 12 weeks ended September 8, 2007 and September 9, 2006.

(b)	Net of minority interest and taxes of $(1) million and $4 million for the 36 weeks ended September 8, 2007 and September 9, 2006, respectively.

(c)	Net of minority interest and taxes of $5 million and $15 million for the 12 and 36 weeks ended September 8, 2007, respectively.

(d)	Net of minority interest and taxes of $3 million for the 36 weeks ended September 8, 2007.
Note 12 — Restructuring Charges
     On August 8, 2007, we announced a restructuring program (the “Organizational Realignment”) to realign the Company’s organization to adapt to changes in the marketplace and improve operating efficiencies. The Organizational Realignment is anticipated to be substantially complete by the end of the first quarter of 2008. As part of the Organizational Realignment we:
•	Reduced the number of business units in the U.S. & Canada from eight to six to centralize decision making and increase speed to market. This resulted in the elimination of approximately 190 positions.

•	Realigned our workforce in select territories in Europe and Mexico to improve productivity, resulting in the elimination of approximately 660 positions, many of which are hourly frontline positions in warehouse and production.
     The Organizational Realignment is expected to cost approximately $30-$35 million over the course of the program, which is primarily for severance, enhanced pension benefits, relocation and other employee-related costs. As of September 8, 2007, we had eliminated 640 positions across all segments and incurred a pre-tax charge of approximately $20 million, which was recorded in selling, delivery and administrative expenses.
     Substantially all costs associated with the Organizational Realignment will require cash payments in 2007 or 2008. Additionally, in connection with the elimination of positions primarily in Mexico, we will make approximately $4 million of employee benefit payments pursuant to existing unfunded termination indemnity plans. These benefit payments have been accrued for in previous periods and therefore are not included in our estimated cost for this program and are not included in the tables below.

     The following table summarizes the pre-tax costs associated with the Organizational Realignment by reportable segment for both the 12 and 36 weeks ended September 8, 2007:

		U.S. &
	Worldwide	Canada	Europe
Total costs expected	$30-$35	$22-$27	$8
Costs incurred through September 8, 2007	(20)	(12)	(8)

Remaining costs to be incurred	$10-$15	$10-$15	$—

     The following table summarizes the nature of and activity related to pre-tax costs associated with the Organizational Realignment for the 12 and 36 weeks ended September 8, 2007:

		Severance	Enhanced
		& Related	Pension	Relocation
	Total	Benefits	Benefits	& Other
Costs incurred through September 8, 2007	$20	$15	$4	$1
Cash payments (pre-tax)	(1)	(1)	—	—
Non-cash settlements	(1)	—	—	(1)

Costs accrued at September 8, 2007	$18	$14	$4	$—

Note 13 — Contingencies
     We are subject to various claims and contingencies related to lawsuits, taxes and environmental and other matters arising from the normal course of business. We believe that the ultimate liability arising from such claims or contingencies, if any, in excess of amounts already recognized is not likely to have a material adverse effect on our results of operations, financial condition or liquidity.

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
     PBG operates in one industry — carbonated soft drinks, and other ready-to-drink beverages. All of our segments derive revenue from these products. PBG manages and reports operating results through three reportable segments — U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment.
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

Critical Accounting Policy Update — Income Taxes
     In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the manner in which tax positions, either permanent or temporary, should be reflected in the financial statements.
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
Items Affecting Comparability of our Financial Results
     The year-over-year comparisons of our financial results are affected by the following items included in our reported results:

	12 weeks ended
	September	September
Income/(Expense)	8, 2007	9, 2006
Gross profit
PR Beverages	$26	$—

Operating income
PR Beverages	26	—
Organizational Realignment	(20)	—

Net income
Organizational Realignment	(15)	—
Tax Contingency Reversal	46	—
Tax Law Changes		12

Diluted earnings per share
Organizational Realignment	$(0.06)	$—
Tax Contingency Reversal	$0.20	$—
Tax Law Changes	$—	$0.05
2007 Items
PR Beverages Limited (“PR Beverages”)
     On March 1, 2007, together with PepsiCo we formed PR Beverages Limited (“PR Beverages”), a venture that will enable us to strategically invest in Russia to accelerate our growth. PBG contributed its business in Russia to PR Beverages and PepsiCo issued to PR Beverages bottling appointments for PepsiCo beverage products sold in Russia on the same terms as in effect for PBG immediately prior to the venture. PepsiCo also granted PR Beverages an exclusive license to manufacture and sell the concentrate for such products.
     As a result of the formation of PR Beverages, we fully consolidated the venture into our financial statements, recognizing 100 percent of the venture’s financial results. Correspondingly, we record minority interest for PepsiCo’s 40 percent share of the venture’s net income. Increases in gross profit and operating income resulting from the consolidation of the venture are offset by PepsiCo’s share which is included in the minority interest below operating income.

Organizational Realignment
     In the third quarter of 2007, PBG announced a realignment in the Company’s organization (the “Organizational Realignment”) to adapt to changes in the marketplace and improve operating efficiencies. The restructuring charges related to the Organizational Realignment were recorded in selling, delivery, and administrative expenses and were primarily related to severance, enhanced pension benefits, relocation, and other employee-related benefits. For further information regarding the Organizational Realignment, see the Restructuring Charges discussion below and Note 12 in our Notes to Condensed Consolidated Financial Statements.
Tax Contingency Reversal
     During the third quarter of 2007, PBG recorded a net non-cash benefit to income tax expense related to the reversal of net tax contingencies resulting from the expiration of the statute of limitations on the Internal Revenue Service audit of our 2001 and 2002 tax returns (the “Tax Contingency Reversal”).
2006 Item
Tax Law Changes
     During 2006, tax law changes were enacted in Canada, Turkey, and in various U.S. jurisdictions which decreased our income tax expense, resulting in an increase to net income.
Financial Performance Summary

	12 Weeks Ended			36 Weeks Ended
	September	September	%	September	September	%
	8, 2007	9, 2006	Change	8, 2007	9, 2006	Change

Net revenues	$3,729	$3,460	8%	$9,555	$8,965	7%
Cost of sales	2,003	1,872	7%	5,171	4,828	7%
Gross profit	1,726	1,588	9%	4,384	4,137	6%
Selling, delivery, and administrative expenses	1,293	1,205	7%	3,493	3,318	5%
Operating income	433	383	13%	891	819	9%
Net income	260	207	26%	451	389	16%
Diluted earnings per share[1]	$1.12	$0.86	31%	$1.94	$1.61	21%

[1]	—	Percentage change for diluted earnings per share is calculated by using earnings per share data that is expanded to the fourth decimal place.
Worldwide Financial Highlights for the 12 weeks ended September 8, 2007
The impact of foreign currency translation contributed approximately two percentage points of growth in net revenues, cost of sales, gross profit, and selling, delivery and administrative expenses, and contributed three percentage points of growth in operating income.
Net revenues — Growth of eight percent driven primarily by rate increases across all segments. Additionally, volume contributed approximately one percentage point of growth in net revenues.
Cost of sales — Increase of seven percent primarily attributable to higher concentrate and sweetener costs.

Gross profit — Growth of nine percent reflected successful pricing actions which more than offset higher concentrate and sweetener costs. The consolidation of PR Beverages in our financial results contributed approximately two percentage points of growth.
Selling, delivery and administrative (“SD&A”) expenses — Increase of seven percent driven primarily by higher operating expenses, specifically in Mexico and Europe, and the Organizational Realignment charge, which contributed two percentage points of growth. Increases in SD&A expenses were mitigated by cost reductions related to productivity improvements and disciplined cost management.
Operating income — Growth of 13 percent due to strong gross profit, and partially offset by an increase in SD&A expenses. Operating income growth benefited by seven percentage points from the consolidation of PR Beverages in our financial results, and was partially offset by five percentage points related to the Organizational Realignment charge.
Net income — Growth of 26 percent reflected strong worldwide operating income and the Tax Contingency Reversal in the third quarter of 2007 which contributed 22 percentage points of growth. Our growth in the current year was slightly offset by approximately 6 percentage points as a result of the impact of Tax Law Changes in the prior year. As a result of growth in net income, diluted earnings per share increased 31 percent.
2007 Financial Performance Discussion
     Except where noted, tables and discussion are presented as compared to the similar periods in the prior year. Growth rates are rounded to the nearest whole percentage. When used in these tables, “N/A” describes the transaction categories that did not contribute any impact to the overall cause of change.
Volume

	12 Weeks Ended				36 Weeks Ended
	September 8, 2007 vs. September 9, 2006				September 8, 2007 vs. September 9, 2006
	World	U.S. &			World	U.S. &
	wide	Canada	Europe	Mexico	wide	Canada	Europe	Mexico
Base volume	1%	0%	4%	(1)%	0%	0%	5%	(2)%
Acquisitions	0%	N/A	N/A	2%	1%	N/A	N/A	4%

Total Volume change	1%	0%	4%	1%	1%	0%	5%	2%

     Our worldwide physical case volume increased one percent for both the third quarter and the first 36 weeks of 2007. The increase in volume for both the quarter and year to date was driven by strong growth in our Europe segment, most notably from Russia.
     In our U.S. & Canada segment, volume was flat in both the quarter and year-to-date period.
     In the U.S., volume was flat in both the quarter and year-to-date period, reflecting increases in the take home channel of approximately one percent for both the quarter and year-to-date period, which were offset by declines of two percent in the cold drink channel for both the quarter and year-to-date period.
     Our U.S. non-carbonated portfolio increased six percent in the quarter and nine percent during the first 36 weeks of 2007, reflecting double-digit increases in Trademark Lipton, coupled with strong growth in water and energy drinks. Tea will continue to play an important role in our growth strategy. The growth in our U.S. non-carbonated portfolio was offset by declines in our carbonated soft drink (“CSD”) portfolio of three percent and four percent during the quarter and year-to-date period, respectively.

     In Canada, volume increases of one percent in the quarter and two percent for the year-to-date period, respectively, were driven primarily by continued growth in the take-home channel. From a brand perspective, growth in both the quarter and year-to-date period reflected double-digit increases in Trademark Lipton.
     In our Europe segment, overall volume grew four percent for the quarter and five percent for the year-to-date period, as a result of a highly successful summer selling season. This growth was primarily driven by 16-percent and 19-percent growth in Russia for the quarter and year-to-date period, respectively. Volume increases in Russia were mainly attributable to growth in non-carbonated beverages of over 20 percent for the quarter and year-to-date period.
     In our Mexico segment, overall volume increased one and two percent for the quarter and year-to-date period, respectively, driven mainly by the Bebidas Purificadas, S.A. de C.V. (“Bepusa”) acquisition in Mexico in June of 2006, and partially offset by a decrease in base business volume. This decrease was primarily attributable to declines in CSD and jug water volumes, mitigated by strong growth in bottled water and non-carbonated beverages.
Net Revenues

	12 Weeks Ended				36 Weeks Ended
	September 8, 2007 vs. September 9, 2006				September 8, 2007 vs. September 9, 2006
	World	U.S. &			World	U.S. &
	wide	Canada	Europe	Mexico	wide	Canada	Europe	Mexico
Volume impact	1%	0%	4%	(1)%	0%	0%	5%	(2)%
Net price per case impact (rate/mix)	5%	3%	10%	7%	5%	4%	9%	6%
Acquisitions	0%	N/A	N/A	2%	1%	N/A	N/A	5%
Currency translation	2%	1%	9%	2%	1%	0%	8%	0%

Total Net Revenues change	8%	4%	23%	10%	7%	4%	22%	9%

     Worldwide net revenues were $3.7 billion for the third quarter and $9.6 billion for the first 36 weeks of 2007, increasing eight percent and seven percent, respectively. The increases for the quarter and year-to-date period were driven primarily by strong increases in net price per case across all segments, as a result of rate gains. Volume growth and the positive impact of foreign currency translation, driven primarily by the strength of the Turkish Lira, Russian Ruble and Euro also contributed to overall increases in net revenues in both the quarter and year-to-date period.
     In our U.S. & Canada segment, increases in net revenues in both the quarter and year-to-date period were driven primarily by growth in net price per case as a result of rate gains. In the U.S., net price per case improved four percent for both the third quarter and year-to-date period.
     In our Europe segment, growth in net revenues in both the quarter and year-to-date period reflected exceptionally strong increases in net price per case, strong volume growth and the positive impact of foreign currency translation. Growth in net revenues in Europe was mainly driven by a 40-percent increase in Russia in both the quarter and year-to-date period, coupled with strong growth in Turkey and Greece.
     In our Mexico segment, growth in net revenues in the quarter and year-to-date period reflected strong increases in net price per case, and the impact of the Bepusa acquisition, partially offset by declines in base business volume.
     In the third quarter, our U.S. & Canada segment generated approximately 71 percent of our worldwide net revenues. Our Europe segment generated 18 percent of our net revenues and Mexico generated the remaining 11 percent. On a year-to-date basis, approximately 76 percent of our net revenues were generated in our U.S. & Canada segment, 14 percent was generated by Europe and the remaining 10 percent was generated by Mexico.
Cost of Sales

	12 Weeks Ended	36 Weeks Ended
	September 8, 2007 vs.	September 8, 2007 vs.
	September 9, 2006	September 9, 2006
	Worldwide	Worldwide
Volume impact	1%	0%
Cost per case impact	5%	6%
Acquisitions	0%	1%
PR Beverages	(1)%	(1)%
Currency translation	2%	1%

Total Cost of Sales change	7%	7%

     Worldwide cost of sales was $2.0 billion in the third quarter of 2007 and $5.2 billion for the first 36 weeks of 2007, increasing seven percent in both the quarter and year-to-date period. The growth in cost of sales across all segments for the quarter and year-to-date period was mainly due to cost per case increases resulting from higher concentrate and sweetener costs, coupled with the negative impact of foreign currency translation, and partially offset by the impact of consolidating PR Beverages in our financial results. For further information about PR Beverages see Note 1 in the Notes to Condensed Consolidated Financial Statements.
     In our U.S. & Canada segment, cost of sales increased five percent in both the third quarter and year-to-date period, mainly reflecting cost per case increases resulting from higher concentrate and sweetener costs.
     In our Europe segment, increases in cost of sales reflected higher raw material costs, the negative impact of foreign currency translation and strong volume growth. These increases were partially offset by the impact of consolidating PR Beverages in our financial results.
     In our Mexico segment, cost of sales growth exceeded revenue growth in both the third quarter and year-to-date period primarily as a result of significant increases in raw material costs, coupled with the impact from the Bepusa acquisition in the prior year.

Selling, Delivery and Administrative Expenses

	12 Weeks Ended	36 Weeks Ended
	September 8, 2007 vs.	September 8, 2007 vs.
	September 9, 2006	September 9, 2006
	Worldwide	Worldwide

Cost impact	3%	3%
Organizational Realignment	2%	1%
Currency translation	2%	1%

Total SD&A change	7%	5%

     Worldwide SD&A expenses were $1.3 billion in the third quarter and $3.5 billion for the first 36 weeks of 2007, increasing seven percent and five percent, respectively, over similar periods in 2006. Increases in worldwide SD&A expenses reflect higher operating expenses, specifically in Mexico and Europe, the Organizational Realignment charge and the impact of foreign currency translation.
     The Organizational Realignment charge and the negative impact of foreign currency translation each contributed approximately two percentage points and one percentage point of increase in the quarter and year-to-date period, respectively. These increases were partially offset by cost productivity initiatives, specifically in the U.S.
     In the U.S., SD&A expenses increased by two percent in the quarter and one percent in the year-to-date period, mainly as a result of the Organizational Realignment charge. Additionally, increases in operating expenses were mitigated by cost productivity initiatives implemented earlier in the year. These initiatives included programs to improve efficiencies throughout our supply chain.
Operating Income

	12 Weeks Ended	36 Weeks Ended
	September 8, 2007 vs.	September 8, 2007 vs.
	September 9, 2006	September 9, 2006
	Worldwide	Worldwide

Volume	2%	2%
Net price per case impact (rate/mix)	43%	50%
Cost per case impact	(27)%	(33)%
SD&A expenses	(10)%	(12)%
PR Beverages	7%	3%
Organizational Realignment	(5)%	(2)%
Currency translation	3%	1%

Total Operating Income change	13%	9%

     Worldwide operating income grew 13 percent for the quarter and nine percent for the year-to-date period as a result of a strong performance in both our U.S. & Canada and Europe segments, partially offset by a decline in our Mexico segment.

     In our U.S. & Canada segment, operating income increased seven percent for the quarter and year-to-date period. These results were attributable to strong gross profit improvement and a solid cost performance as a result of continued focus on cost productivity, partially offset by restructuring costs associated with the Organizational Realignment program.
     In our Europe segment, operating income increased in excess of 50 percent in the quarter and year-to-date period, reflecting a highly successful summer selling season, strong increases in net price per case and good cost performance. Additionally, the impact of consolidating PR Beverages in our financial results and the positive impact of foreign currency translation also contributed to operating income growth in the quarter and year-to-date period. This growth was partially offset by the restructuring costs from the Organizational Realignment program.
     In our Mexico segment, operating income decreased approximately 25 percent in the quarter and year-to-date period, due primarily to declines in base business volume, significant increases in raw material costs, and higher SD&A expenses. Our business in Mexico has performed below expectations and we are unlikely to meet our profit objectives for the year.
Interest Expense, net
     Net interest expense increased $3 million in the third quarter and $13 million on a year-to-date basis versus the prior year, largely due to higher effective interest rates and additional interest associated with higher debt balances.
Other Non-operating Expenses (Income), net
     Other net non-operating expenses (income) decreased $1 million in the third quarter and $13 million in the year-to-date period, versus 2006, primarily due to the prior year transactional foreign exchange losses related to the devaluation of the Turkish Lira in 2006.
Income Tax Expense
     Our effective tax rate for the 36 weeks ended September 8, 2007 was 27.4%, compared with our effective tax rate of 32.2% for the 36 weeks ended September 9, 2006. The decrease in our effective tax rate is primarily driven by the Tax Contingency reversal, partially offset by the favorable impact in the prior year of tax benefits relating to jurisdictional law changes and the reversal of previously established valuation allowances on tax assets.
     Subsequent to the end of the third quarter, Mexico enacted new tax legislation that will take effect on January 1, 2008. We are currently evaluating the impact of this law change on our financial statements.

Restructuring Charges
Organizational Realignment
     In the third quarter of 2007, we announced a restructuring program to realign the Company’s organization to adapt to changes in the marketplace and improve operating efficiencies. The Organizational Realignment, which is anticipated to be substantially complete by the end of the first quarter of 2008, is expected to enhance the growth potential of the Company’s product portfolio, and our selling, service and operational capabilities. As part of the Organizational Realignment we:
•	Reduced the number of business units in the U.S. & Canada from eight to six, to centralize decision making and increase speed to market. This resulted in the elimination of approximately 190 positions.

•	Realigned our workforce to improve productivity in select territories in Europe and Mexico, resulting in the elimination of approximately 660 positions, many of which are hourly frontline positions in warehouse and production.

•	Will recognize annual cost savings of approximately $30 million.
     The Organizational Realignment is expected to cost approximately $30-$35 million over the course of the program, which is primarily for severance, enhanced pension benefits, relocation and other employee-related benefits. As of September 8, 2007, we had eliminated 640 positions across all segments and incurred a pre-tax charge of approximately $20 million, which is recorded in selling, delivery, and administrative expenses. Of the costs remaining to be incurred, approximately $8 million is expected to be incurred in the fourth quarter, with the balance to be recorded in the first quarter of 2008. These remaining charges relate primarily to relocation expenses.
     Substantially all costs associated with the Organizational Realignment will require cash payments in 2007 or 2008. The total after-tax cash expenditures are expected to be approximately $26 million, of which $3 million was recognized in the third quarter. We anticipate after-tax cash expenditures in the fourth quarter to be approximately $12 million, with the balance to occur in 2008.
Full Service Vending Rationalization
     Due to changing customer and consumer demands, we evaluated the investment returns on our Full Service Vending (“FSV”) business. Our FSV business portfolio consists of accounts whereby PBG stocks and services vending equipment. As a result of our review, we identified the opportunity to improve the returns on our investment. Subsequent to the end of the third quarter, we adopted a FSV Rationalization plan effective October 1, 2007, which includes rationalizing the vending asset base by disposing of older underperforming assets and redeploying assets to higher return accounts.
     As a result of the FSV plan, we will incur a pre-tax charge of approximately $40-$50 million which is predominantly non-cash to dispose of select equipment. Approximately $20-$30 million of the pre-tax charge or $0.05 -$0.08 per diluted earnings per share will be recognized in the fourth quarter of 2007, with the balance to be incurred in 2008. The program is expected to be completed by the second quarter of 2008.

Liquidity and Financial Condition
Cash Flows
36 Weeks Ended September 8, 2007 vs. September 9, 2006
     PBG generated $874 million of net cash from operations, an increase of $169 million from 2006. The increase in net cash provided by operations was driven primarily by higher income before non-cash charges, inventory and accounts payable timing, partially offset by higher interest payments.
     Cash used for investments was $597 million, an increase of $53 million from 2006. The increase in cash used for investments reflects higher capital expenditures and the acquisition of franchise and bottling rights of select Cadbury Schweppes brands in the Northern California region from Nor-Cal Beverage Company, Inc. These increases were partially offset by cash used in the prior year for the acquisition of Bepusa.
     Cash used by financing activities in 2007 was $200 million as compared to $201 million of cash provided by financing activities in the prior year. This decrease in cash from financing was driven primarily by higher net borrowing in the prior year in advance of the maturity of our 2.45% senior notes due in October of 2006, higher dividend payments and lower proceeds from stock option exercises.
Liquidity and Capital Resources
     Our principal sources of cash come from our operating activities, and the issuance of debt and bank borrowings. We believe that these cash inflows will be sufficient to fund capital expenditures, benefit plan contributions, acquisitions, share repurchases, dividends and working capital requirements for the foreseeable future.
     We had $67 million and $115 million of outstanding commercial paper at September 8, 2007 and December 30, 2006, respectively.
     On March 22, 2007, the Company’s Board of Directors approved an increase in the Company’s quarterly dividend from $0.11 to $0.14 per share on the outstanding common stock of the Company. This action resulted in a 27-percent increase in our quarterly dividend.
Contractual Obligations
     As of September 8, 2007, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, under the caption “Contractual Obligations”.
Full-Year 2007 Outlook
     Based on our strong financial results in 2007, we changed our full-year operating income growth expectation to a range of four to six percent. This includes the impact of the PR Beverages venture, the Organizational Realignment program, and the FSV Rationalization program.
     Additionally, during the third quarter, we recorded a net non-cash tax benefit due to the Tax Contingency reversal. As a result of these events and our strong 2007 results, we raised our diluted earnings per share guidance range for the full year to $2.19 — $2.25.

     Our 2007 operating income guidance of four to six percent includes the following items:

Operating income	Full Year 2007
Consolidation of PR Beverages	3%
Organizational Realignment	(3%)
FSV Rationalization	(2)% — (3)%
     Our 2007 diluted earnings per share guidance of $2.19 — $2.25 includes the following items:

Diluted earnings per share	Full Year 2007
Organizational Realignment	$(0.08)
FSV Rationalization	$(0.05) — $(0.08)
Tax Contingency Reversal	$0.20
     For the full-year 2007, we expect to generate more than $1.3 billion in cash flow from operations and invest approximately $780 million on capital expenditures.

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
     In the third quarter of 2007, we repurchased approximately 4 million shares of PBG common stock. Since the inception of our share repurchase program in October 1999, we have repurchased approximately 129 million shares of PBG common stock. Our share repurchases for the third quarter of 2007 are as follows:

			Total Number of Shares	Maximum Number of
	Total Number	Average Price	Purchased as Part of	Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased [1]	Share[2]	Plans or Programs [3]	Plans or Programs [3]

Period 7 06/17/07—07/14/07	830,000	$34.18	830,000	24,253,500
Period 8 07/15/07—08/11/07	1,000,000	$34.95	1,000,000	23,253,500
Period 9 08/12/07—09/08/07	1,907,500	$34.63	1,907,500	21,346,000

Total	3,737,500	$34.62	3,737,500

[1]	Shares have only been repurchased through publicly announced programs.

[2]	Average share price excludes brokerage fees.

[3]	The PBG Board has authorized the repurchase of shares of common stock on the open market and through negotiated transactions as follows:

Date Share Repurchase Program was Publicly Announced	Number of Shares Authorized to be Repurchased

October 14, 1999	20,000,000
July 13, 2000	10,000,000
July 11, 2001	20,000,000
May 28, 2003	25,000,000
March 25, 2004	25,000,000
March 24, 2005	25,000,000
December 15, 2006	25,000,000

Total shares authorized to be repurchased as of September 8, 2007	150,000,000

Unless terminated by resolution of the PBG Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

Item 6.
Exhibits

Exhibit No.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

99.1	Bottling Group, LLC Form 10-Q for the quarterly period ended September 8, 2007, as required by the SEC as a result of Bottling Group, LLC’s guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEPSI BOTTLING GROUP, INC. (Registrant)
Date: October 12, 2007	/s/ Thomas M. Lardieri
Thomas M. Lardieri
Vice President and Controller

Date: October 12, 2007	/s/ Alfred H. Drewes
Alfred H. Drewes
Senior Vice President and Chief Financial Officer