Form 10-K
period 2007-12-29
PEPSI BOTTLING GROUP INC
filed 2008-02-27
CIK 1076405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 29, 2007
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from to

Commission file number 1-14893

The Pepsi Bottling Group, Inc.
(Exact name of Registrant as Specified in its Charter)

Incorporated in Delaware (State or other Jurisdiction of Incorporation or Organization)	13-4038356 (I.R.S. Employer Identification No.)
One Pepsi Way, Somers, New York (Address of Principal Executive Offices)	10589 (Zip code)

Registrant’s telephone number, including area code: (914) 767-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares of Common Stock and Class B Common Stock of The Pepsi Bottling Group, Inc. outstanding as of February 15, 2008 was 221,280,719 and 100,000, respectively. The aggregate market value of The Pepsi Bottling Group, Inc. Capital Stock held by non-affiliates of The Pepsi Bottling Group, Inc. (assuming for the sole purpose of this calculation, that all executive officers and directors of The Pepsi Bottling Group, Inc. are affiliates of The Pepsi Bottling Group, Inc.) as of June 15, 2007 was $4,914,636,239 (based on the closing sale price of The Pepsi Bottling Group, Inc.’s Capital Stock on that date as reported on the New York Stock Exchange).

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for The Pepsi Bottling Group, Inc. May 28, 2008 Annual Meeting of Shareholders	III

PART I

ITEM 1. BUSINESS

Introduction

The Pepsi Bottling Group, Inc. (“PBG”) was incorporated in Delaware in January, 1999, as a wholly owned subsidiary of PepsiCo, Inc. (“PepsiCo”) to effect the separation of most of PepsiCo’s company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of January 25, 2008, PepsiCo’s ownership represented 35.2% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 41.7% of the voting power of all classes of PBG’s voting stock. PepsiCo also owned approximately 6.7% of the equity interest of Bottling Group, LLC, PBG’s principal operating subsidiary, as of January 25, 2008. When used in this Report, “PBG,” “we,” “us,” “our” and the “Company” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC, which we also refer to as “Bottling LLC.”

PBG operates in one industry, carbonated soft drinks and other ready-to-drink beverages, and all of our segments derive revenue from these products. We conduct business in all or a portion of the United States, Mexico, Canada, Spain, Russia, Greece and Turkey. PBG manages and reports operating results through three reportable segments: U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. The operations of the United States and Canada are aggregated into a single reportable segment due to their economic similarity as well as similarity across products, manufacturing and distribution methods, types of customers and regulatory environments. Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment.

In 2007, approximately 76% of our net revenues were generated in the U.S. & Canada, 14% of our net revenues were generated in Europe, and the remaining 10% of our net revenues were generated in Mexico. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 in the Notes to Consolidated Financial Statements for additional information regarding the business and operating results of our reportable segments.

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

We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 41 states and the District of Columbia in the United States, nine Canadian provinces, Spain, Greece, Russia, Turkey and 23 states in Mexico.

In 2007, approximately 73% of our sales volume in the U.S. & Canada was derived from carbonated soft drinks and the remaining 27% was derived from non-carbonated beverages, 72% of our sales volume in Europe was derived from carbonated soft drinks and the remaining 28% was derived from non-carbonated beverages, and 51% of our Mexico sales volume was derived from carbonated soft drinks and the remaining 49% was derived from non-carbonated beverages. Our principal beverage brands include the following:

U.S. & Canada
Pepsi	Sierra Mist	Trademark Dr Pepper
Diet Pepsi	Sierra Mist Free	Lipton
Diet Pepsi Max	Aquafina	SoBe
Wild Cherry Pepsi	Aquafina Alive	SoBe No Fear
Pepsi Lime	Aquafina FlavorSplash	SoBe Life Water
Pepsi ONE	G2 from Gatorade	Starbucks Frappuccino®
Mountain Dew	Propel	Dole
Diet Mountain Dew	Tropicana Twistertm Soda
AMP	Tropicana juice drinks
Mountain Dew Code Red	Mug Root Beer

Europe
Pepsi	Tropicana	Fruko
Pepsi Light	Aqua Minerale	Yedigun
Pepsi Max	Mirinda	Tamek
7UP	IVI	Lipton
KAS	Fiesta

Mexico
Pepsi	Mirinda	Electropura
Pepsi Light	Manzanita Sol	e-puramr
7UP	Squirt	Jarritos
KAS	Garci Crespo
Belight	Aguas Frescas

No individual customer accounted for 10% or more of our total revenues in 2007, although sales to Wal-Mart Stores, Inc. and its affiliated companies were 9.7% of our revenues in 2007, primarily as a result of transactions in the U.S. & Canada segment. We have an extensive direct store distribution system in the United States, Canada and in Mexico. In Europe, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.

PART I (continued)

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

Franchise and Venture Agreements

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

Under the Master Bottling Agreement we are obligated to:

(1)	maintain such plant and equipment, staff, distribution facilities and vending equipment that are capable of manufacturing, packaging, and distributing the cola beverages in sufficient quantities to fully meet the demand for these beverages in our territories;

(2)	undertake adequate quality control measures prescribed by PepsiCo;

(3)	push vigorously the sale of the cola beverages in our territories;

(4)	increase and fully meet the demand for the cola beverages in our territories;

(5)	use all approved means and spend such funds on advertising and other forms of marketing beverages as may be reasonably required to push vigorously the sale of cola beverages in our territories; and

(6)	maintain such financial capacity as may be reasonably necessary to assure performance under the Master Bottling Agreement by us.

The Master Bottling Agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the Master Bottling Agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2007, PepsiCo approved our plans.

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

If we acquire control, directly or indirectly, of any bottler of cola beverages, we must cause the acquired bottler to amend its bottling appointments for the cola beverages to conform to the terms of the Master Bottling Agreement. Under the Master Bottling Agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell Pepsi trademarked cola beverages within a specific area – currently representing approximately 11.63% of PepsiCo’s U.S. bottling system in terms of volume – if we have successfully negotiated the acquisition and, in PepsiCo’s reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell Pepsi trademarked cola beverages outside of that specific area without PepsiCo’s prior written approval.

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

An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of our voting securities without the consent of PepsiCo. As of February 15, 2008, to our knowledge, no shareholder of PBG, other than PepsiCo, held more than 9.4% of our common stock.

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

Terms of the Non-Cola Bottling Agreements. The beverage products covered by the non-cola bottling agreements are beverages licensed to us by PepsiCo, including Mountain Dew, Aquafina, Sierra Mist, Diet Mountain Dew, Mug Root Beer and Mountain Dew Code Red. The non-cola bottling agreements contain provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions, authorized containers, planning, quality control, transfer restrictions, term and related matters. Our non-cola bottling agreements will terminate if PepsiCo terminates our Master Bottling Agreement. The exclusivity provisions contained in the non-cola bottling agreements would prevent us from manufacturing, selling or distributing beverage products that imitate, infringe upon, or cause confusion with, the beverage products covered by the non-cola bottling agreements. PepsiCo may also elect to discontinue the manufacture, sale or distribution of a non-cola beverage and terminate the applicable non-cola bottling agreement upon six months notice to us.

Terms of Certain Distribution Agreements. We also have agreements with PepsiCo granting us exclusive rights to distribute AMP and Dole in all of our territories, SoBe in certain specified territories and Gatorade and G2 in certain specified channels. The distribution agreements contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels and causes for termination. We also have the right to sell Tropicana juice drinks in the United States and Canada, Tropicana juices in Russia and Spain, and Gatorade in Spain, Greece and Russia and in certain limited channels of distribution in the United States and Canada. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

Terms of the Master Syrup Agreement. The Master Syrup Agreement grants us the exclusive right to manufacture, sell and

PART I (continued)

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

Terms of the Russia Venture Agreement. In 2007, PBG together with PepsiCo formed PR Beverages Limited (“PR Beverages”), a venture that will enable us to strategically invest in Russia to accelerate our growth. We contributed our business in Russia to PR Beverages, and PepsiCo entered into bottling agreements with PR Beverages for PepsiCo beverage products sold in Russia on the same terms as in effect for us immediately prior to the venture. PepsiCo also granted PR Beverages an exclusive license to manufacture and sell the concentrate for such products.

Seasonality

Sales of our products are seasonal, particularly in our Europe segment, where sales volumes tend to be more sensitive to weather conditions. Our peak season across all of our segments is the warm summer months beginning in May and ending in September. More than 70% of our operating income is typically earned during the second and third quarters. More than 80% of cash flow from operations is typically generated in the third and fourth quarters.

Competition

The carbonated soft drink market and the non-carbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label soft drinks sold in chain stores. Among our major competitors are bottlers that distribute products from The Coca-Cola Company including Coca-Cola Enterprises Inc., Coca-Cola Hellenic Bottling Company S.A., Coca-Cola FEMSA S.A. de C.V. and Coca-Cola Bottling Co. Consolidated. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo in our U.S. territories ranges from approximately 21% to approximately 40%. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo for each country outside the United States in which we do business is as follows: Canada 44%; Russia 24%; Turkey 18%; Spain 11% and Greece 10% (including market share for our IVI brand). In addition, market share for our territories and the territories of other Pepsi bottlers in Mexico is 15% for carbonated soft drinks sold under trademarks owned by PepsiCo. All market share figures are based on generally available data published by third parties. Actions by our major competitors and others in the beverage industry, as well as the general economic environment, could have an impact on our future market share.

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

Bottle and Can Legislation. Legislation has been enacted in certain U.S. states and Canadian provinces where we operate that generally prohibits the sale of certain beverages in non-refillable containers unless a deposit or levy is charged for the container. These include California, Connecticut, Delaware, Hawaii, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, West Virginia, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia and Quebec. Legislation prohibited the sale of carbonated beverages in non-refillable containers in Prince Edwards Islands in 2007, but this law is expected to change in 2008.

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

Soft Drink Excise Tax Legislation. Specific soft drink excise taxes have been in place in certain states for several years. The states in which we operate that currently impose such a tax are West Virginia and Arkansas and, with respect to fountain syrup only, Washington. In Mexico, there are excise taxes on any sweetened beverage products produced without sugar, including our diet soft drinks and imported beverages that are not sweetened with sugar.

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

PART I (continued)

Trade Regulation. As a manufacturer, seller and distributor of bottled and canned soft drink products of PepsiCo and other soft drink manufacturers in exclusive territories in the United States and internationally, we are subject to antitrust and competition laws. Under the Soft Drink Interbrand Competition Act, soft drink bottlers operating in the United States, such as us, may have an exclusive right to manufacture, distribute and sell a soft drink product in a geographic territory if the soft drink product is in substantial and effective competition with other products of the same class in the same market or markets. We believe that there is such substantial and effective competition in each of the exclusive geographic territories in which we operate.

School Sales Legislation; Industry Guidelines. In 2004, U.S. Congress passed the Child Nutrition Act, which required school districts to implement a school wellness policy by July 2006. In May 2006, members of the American Beverage Association, the Alliance for a Healthier Generation, the American Heart Association and The William J. Clinton Foundation entered into a memorandum of understanding that sets forth standards for what beverages can be sold in elementary, middle and high schools in the United States (the “ABA Policy”). Also, the beverage associations in the European Union and Canada have recently issued guidelines relating to the sale of beverages in schools. We intend to comply fully with the ABA Policy and these guidelines.

California Carcinogen and Reproductive Toxin Legislation. A California law requires that any person who exposes another to a carcinogen or a reproductive toxin must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all manufacturers of food products are confronted with the possibility of having to provide warnings due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. We have assessed the impact of the law and its implementing regulations on our beverage products and have concluded that none of our products currently requires a warning under the law. We cannot predict whether or to what extent food industry efforts to minimize the law’s impact on food products will succeed. We also cannot predict what impact, either in terms of direct costs or diminished sales, imposition of the law may have.

Mexican Water Regulation. In Mexico, we pump water from our own wells and we purchase water directly from municipal water companies pursuant to concessions obtained from the Mexican government on a plant-by-plant basis. The concessions are generally for ten-year terms and can generally be renewed by us prior to expiration with minimal cost and effort. Our concessions may be terminated if, among other things, (a) we use materially more water than permitted by the concession, (b) we use materially less water than required by the concession, (c) we fail to pay for the rights for water usage or (d) we carry out, without governmental authorization, any material construction on or improvement to, our wells. Our concessions generally satisfy our current water requirements and we believe that we are generally in compliance in all material respects with the terms of our existing concessions.

Employees

As of December 29, 2007, we employed approximately 69,100 workers, of whom approximately 33,600 were employed in the United States. Approximately 9,300 of our workers in the United States are union members and approximately 17,100 of our workers outside the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

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

Additionally, we have made available, free of charge, the following governance materials on our website at www.pbg.com under Investor Relations – Company Information – Corporate Governance: Certificate of Incorporation, Bylaws, Corporate Governance Principles and Practices, Worldwide Code of Conduct (including any amendment thereto), Director Independence Policy, the Audit and Affiliated Transactions Committee Charter, the Compensation and Management Development Committee Charter, the Nominating and Corporate Governance Committee Charter, the Disclosure Committee Charter and the Policy and Procedures Governing Related-Person Transactions. These governance materials are available in print, free of charge, to any PBG shareholder upon request.

Financial Information on
Industry Segments and Geographic Areas

PBG manages and reports operating results through three reportable segments: U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. We changed our financial reporting methodology to three reportable segments beginning with the fiscal quarter ended March 25, 2006. Financial information for our fiscal year ending 2005 has been restated to reflect our current segment reporting structure. The change to segment reporting has no effect on our reported earnings.

For additional information, see Note 12 in the Notes to Consolidated Financial Statements included in Item 7 below.

ITEM 1A. RISK FACTORS

Our business and operations entail a variety of risks and uncertainties, including those described below.

We may not be able to respond successfully to
consumer trends related to carbonated and non-carbonated beverages.

Consumer trends with respect to the products we sell are subject to change. Consumers are seeking increased variety in their beverages, and there is a growing interest among the public regarding the ingredients in our products, the attributes of those ingredients and health and wellness issues generally. This interest has resulted in a decline in consumer demand for full-calorie carbonated soft drinks and an increase in consumer demand for products associated with health and wellness, such as water, enhanced water, teas, reduced calorie carbonated soft drinks and certain other non-carbonated beverages. Consumer preferences may change due to a variety of other factors, including the aging of the general population, changes in social trends, the real or perceived impact the manufacturing of our products has on the environment, changes in consumer demographics, changes in travel, vacation or leisure activity patterns or a downturn in economic conditions. Any of these changes may reduce consumers’ demand for our products.

Because we rely mainly on PepsiCo to provide us with the products that we sell, if PepsiCo fails to develop innovative products that respond to these and other consumer trends, we could be put at a competitive disadvantage in the marketplace and our business and financial results could be adversely affected. In addition, PepsiCo is under no obligation to provide us distribution rights to all of its products in all of the channels in which we operate. If we are unable to enter into agreements with PepsiCo to distribute innovative products in all of these channels or otherwise gain broad access to products that respond to consumer trends, we could be put at a competitive disadvantage in the marketplace and our business and financial results could be adversely affected.

We may not be able to compete successfully within the highly competitive carbonated and non-carbonated beverage markets.

The carbonated and non-carbonated beverage markets are highly competitive. Competitive pressures in our markets could cause us to reduce prices or forego price increases required to off-set increased costs of raw materials and fuel, increase capital and other expenditures, or lose market share, any of which could have a material adverse effect on our business and financial results.

We may not be able to respond successfully to the demands of our largest customers.

Our retail customers are consolidating, leaving fewer customers with greater overall purchasing power and, consequently, greater influence over our pricing, promotions and distribution methods. Because we do not operate in all markets in which these customers operate, we must rely on PepsiCo and other PepsiCo bottlers to service such customers outside of our markets. The inability of PepsiCo or PepsiCo bottlers as a whole, to meet the product, packaging and service demands of our largest customers could lead to a loss or decrease in business from such customers and have a material adverse effect on our business and financial results.

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

Under our shared services agreement, we obtain various services from PepsiCo, including procurement of raw materials and certain administrative services. If any of the services under the shared services agreement were terminated, we would have to obtain such services on our own. This could result in a disruption of such services, and we might not be able to obtain these services on terms, including cost, that are as favorable as those we receive through PepsiCo.

Our business requires a significant supply of raw materials and energy, the limited availability or increased costs of which could adversely affect our business and financial results.

The production and distribution of our beverage products is highly dependent on certain raw materials and energy. In particular, we require significant amounts of aluminum and plastic bottle

PART I (continued)

components, such as resin. We also require access to significant amounts of water. In addition, we use a significant amount of electricity, natural gas, motor fuel and other energy sources to operate our fleet of trucks and our bottling plants. Any sustained interruption in the supply of raw materials or energy or any significant increase in their prices could have a material adverse effect on our business and financial results.

PepsiCo’s equity ownership of PBG could affect matters concerning us.

As of January 25, 2008, PepsiCo owned approximately 41.7% of the combined voting power of our voting stock (with the balance owned by the public). PepsiCo will be able to significantly affect the outcome of PBG’s shareholder votes, thereby affecting matters concerning us.

We may have potential conflicts of interest with PepsiCo, which could result in PepsiCo’s objectives being favored over our objectives.

Our past and ongoing relationship with PepsiCo could give rise to conflicts of interests. In addition, two members of our Board of Directors typically are executive officers of PepsiCo, and one of the three Managing Directors of Bottling LLC, our principal operating subsidiary, is an officer of PepsiCo, a situation which may create conflicts of interest.

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

The level of our indebtedness could adversely affect our financial health.

The level of our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt. This could limit our flexibility in planning for, or reacting to, changes in our business and place us at a competitive disadvantage compared to competitors that have less debt. Our indebtedness also exposes us to interest rate fluctuations, because the interest on some of our indebtedness is at variable rates, and makes us vulnerable to general adverse economic and industry conditions. All of the above could make it more difficult for us, or make us unable to satisfy our obligations with respect to all or a portion of such indebtedness and could limit our ability to obtain additional financing for future working capital expenditures, strategic acquisitions and other general corporate requirements.

Our foreign operations are subject to social, political and economic risks and may be adversely affected by foreign currency fluctuations.

In the fiscal year ended December 29, 2007, approximately 32% of our net revenues and approximately 26% of our operating income were generated in territories outside the United States. Social, economic and political developments in our international markets (including Russia, Mexico, Canada, Spain, Turkey and Greece) may adversely affect our business and financial results. These developments may lead to new product pricing, tax or other policies and monetary fluctuations that may adversely impact our business and financial results. The overall risks to our international businesses also include changes in foreign governmental policies. In addition, we are expanding our sales and marketing efforts in certain emerging markets, such as Russia. Expanding our business into emerging markets may present additional risks beyond those associated with more developed international markets. Additionally, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.

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

Changes in the legal and regulatory environment could increase our costs or liabilities or impact the sale of our products.

Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies as well as foreign governmental entities. Such regulations relate to, among other things, food and drug laws, competition laws, taxation requirements, accounting standards and environmental laws, including laws relating to the regulation of water rights and treatment. We cannot assure you that we have been or will at all times be in compliance with all regulatory requirements or that we will not incur material costs or liabilities in connection with existing or new regulatory requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in leased property in Somers, New York. In addition, we have a total of 629 manufacturing and distribution facilities, as follows:

	U.S. & Canada	Europe	Mexico
Manufacturing Facilities
Owned	50	13	26
Leased	3	1	3
Other	4	0	0

Total	57	14	29

Distribution Facilities
Owned	235	11	89
Leased	55	53	86

Total	290	64	175

We also own or lease and operate approximately 38,300 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our beverage products. We also own more than two million coolers, soft drink dispensing fountains and vending machines.

With a few exceptions, leases of plants in the U.S. & Canada are on a long-term basis, expiring at various times, with options to renew for additional periods. Our leased facilities in Europe and Mexico are generally leased for varying and usually shorter periods, with or without renewal options. We believe that our properties are in good operating condition and are adequate to serve our current operational needs.

PART I (continued)

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

Set forth below is information pertaining to our executive officers who held office as of February 15, 2008:

Eric J. Foss, 49, was appointed President and Chief Executive Officer and elected to our Board in July 2006. Previously, Mr. Foss served as our Chief Operating Officer from September 2005 to July 2006 and President of PBG North America from September 2001 to September 2005. Prior to that, Mr. Foss was the Executive Vice President and General Manager of PBG North America from August 2000 to September 2001. From October 1999 until August 2000, he served as our Senior Vice President, U.S. Sales and Field Operations, and prior to that, he was our Senior Vice President, Sales and Field Marketing, since March 1999. Mr. Foss joined the Pepsi-Cola Company in 1982 where he held a variety of field and headquarters-based sales, marketing and general management positions. From 1994 to 1996, Mr. Foss was General Manager of Pepsi-Cola North America’s Great West Business Unit. In 1996, Mr. Foss was named General Manager for the Central Europe Region for Pepsi-Cola International (“PCI”), a position he held until joining PBG in March 1999. Mr. Foss is also a director of UDR, Inc. and on the Industry Affairs Council of the Grocery Manufacturers of America.

Alfred H. Drewes, 52, was appointed Senior Vice President and Chief Financial Officer in June 2001. Mr. Drewes previously served as Senior Vice President and Chief Financial Officer of PCI. Mr. Drewes joined PepsiCo in 1982 as a financial analyst in New Jersey. During the next nine years, he rose through increasingly responsible finance positions within Pepsi-Cola North America in field operations and headquarters. In 1991, Mr. Drewes joined PCI as Vice President of Manufacturing Operations, with responsibility for the global concentrate supply organization. In 1994, he was appointed Vice President of Business Planning and New Business Development and, in 1996, relocated to London as the Vice President and Chief Financial Officer of the Europe and Sub-Saharan Africa Business Unit of PCI. Mr. Drewes is also a director of the Meredith Corporation.

Robert C. King, 49, was appointed President of PBG’s North American business in December 2006. Previously, Mr. King served as President of PBG’s North American Field Operations from October 2005 to December 2006. Prior to that, Mr. King served as Senior Vice President and General Manager of PBG’s Mid-Atlantic Business Unit from October 2002 to October 2005. From 2001 to October 2002, he served as Senior Vice President, National Sales and Field Marketing. In 1999, he was appointed Vice President, National Sales and Field Marketing. Mr. King joined Pepsi-Cola North America in 1989 as a Business Development Manager and has held a variety of other field and headquarters-based sales and general management positions.

Pablo Lagos, 52, was appointed President and General Manager of PBG Mexico in June 2006. Previously, Mr. Lagos served as Chief Operating Officer of PBG Mexico from October 2003 to June 2006. Prior to joining PBG Mexico, he served as Vice President of Sales and Operations for Sabritas, the Mexican salty snack food unit of Frito-Lay International (“FLI”) from 2002 to 2003. From 1996 to 2002, Mr. Lagos served as President of FLI in Chile and area Vice President Chile, Peru, Ecuador. In 1991 he joined the leadership team of FLI’s Gamesa business in Mexico, where he then served as Gamesa’s Vice President of Operations, and later served as National Sales Vice President. Mr. Lagos joined PCI in Latin America in 1983.

Yiannis Petrides, 49, is the President of PBG Europe. He was appointed to this position in June 2000, with responsibilities for our operations in Spain, Greece, Turkey and Russia. Prior to that, Mr. Petrides served as Business Unit General Manager for PBG in Spain and Greece. Mr. Petrides joined PepsiCo in 1987 in the international beverage division. In 1993, he was named General Manager of Frito-Lay’s Greek operation with additional responsibility for the Balkan countries. In 1995, Mr. Petrides was appointed Business Unit General Manager for Pepsi Beverages International’s bottling operation in Spain.

Steven M. Rapp, 54, was appointed Senior Vice President, General Counsel and Secretary in January 2005. Mr. Rapp previously served as Vice President, Deputy General Counsel and Assistant Secretary from 1999 through 2004. Mr. Rapp joined PepsiCo as a corporate attorney in 1986 and was appointed Division Counsel of Pepsi-Cola Company in 1994.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “PBG.” Our Class B common stock is not publicly traded. On February 15, 2008, the last sales price for our common stock on the New York Stock Exchange was $35.67 per share. The following table sets forth the high and low sales prices per share of our common stock during each of our fiscal quarters in 2007 and 2006.

2007	High	Low
First Quarter	$32.54	$30.13
Second Quarter	$35.23	$31.55
Third Quarter	$36.76	$32.35
Fourth Quarter	$43.38	$34.72

2006	High	Low
First Quarter	$31.00	$27.99
Second Quarter	$32.68	$30.30
Third Quarter	$35.23	$30.81
Fourth Quarter	$35.83	$30.59

Shareholders – As of February 15, 2008, there were approximately 61,435 registered and beneficial holders of our common stock. PepsiCo is the holder of all of our outstanding shares of Class B common stock.

Dividend Policy – Quarterly cash dividends are usually declared in late January or early February, March, July and October and paid at the end of March, June, and September and at the beginning of January. The dividend record dates for 2008 are expected to be March 7, June 6, September 5 and December 5.

We declared the following dividends on our common stock during fiscal years 2007 and 2006:

Quarter	2007	2006
1	$.11	$.08
2	$.14	$.11
3	$.14	$.11
4	$.14	$.11

Total	$.53	$.41

Performance Graph – The following performance graph compares the cumulative total return of our common stock to (i) the Standard & Poor’s 500 Stock Index, (ii) a new index of peer companies selected by us (the “New Bottling Group Index”) consisting of Coca-Cola Hellenic Bottling Company S.A., Coca-Cola Bottling Co. Consolidated, Coca-Cola Enterprises Inc., Coca-Cola FEMSA ADRs, and PepsiAmericas, Inc. and (iii) a previously used index of peer companies selected by us (the “Old Bottling Group Index”) consisting of Coca-Cola Amatil Limited, Coca-Cola Bottling Co. Consolidated, Coca-Cola Enterprises Inc., Coca-Cola FEMSA ADRs, and PepsiAmericas, Inc. We added Coca-Cola Hellenic Bottling Company S.A. to the New Bottling Group Index because sufficient shareholder return data is now available for this company and we removed Coca-Cola Amatil Limited because we no longer believe this company to be comparable to PBG in its overall business and operations. The graph assumes the return on $100 invested on December 27, 2002 until December 28, 2007. The returns of each member of the New Bottling Group Index and Old Bottling Group Index are weighted according to each member’s stock market capitalization as of the beginning of the period measured and includes the subsequent reinvestment of dividends.

	Year-ended
	2002	2003	2004	2005	2006	2007
PBG(1)	100	94	106	114	125	164
New Bottling Group Index	100	117	125	137	166	244
Old Bottling Group Index	100	114	125	127	145	199
Standard & Poor’s 500 Index	100	127	143	150	174	185

(1)	The closing price for a share of our common stock on December 28, 2007, the last trading day of our fiscal year, was $39.96.

PART II (continued)

PBG Purchases of Equity Securities – We repurchased approximately three million shares of PBG common stock in the fourth quarter of 2007 and approximately 13 million shares of PBG common stock during fiscal year 2007. Since the inception of our share repurchase program in October 1999 and through the end of fiscal year 2007, approximately 132 million shares of PBG common stock have been repurchased. Our share repurchases for the fourth quarter of 2007 are as follows:

				Maximum
				Number (or
			Total Number	Approximate
			of Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	Total		as Part of	that May Yet
	Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs(3)	Programs(3)
Period 10
09/09/07-10/06/07	1,425,000	$36.92	1,425,000	19,921,000
Period 11
10/07/07-11/03/07	878,300	$40.02	878,300	19,042,700
Period 12
11/04/07-12/01/07	475,000	$41.83	475,000	18,567,700
Period 13
12/02/07-12/29/07	26,300	$42.35	26,300	18,541,400

Total	2,804,600	$38.77	2,804,600

(1)	Shares have only been repurchased through publicly announced programs.

(2)	Average share price excludes brokerage fees.

(3)	Our Board has authorized the repurchase of shares of our common stock on the open market and through negotiated transactions as follows:

Number of Shares
Date Share Repurchase Programs	Authorized to be
were Publicly Announced	Repurchased
October 14, 1999	20,000,000
July 13, 2000	10,000,000
July 11, 2001	20,000,000
May 28, 2003	25,000,000
March 25, 2004	25,000,000
March 24, 2005	25,000,000
December 15, 2006	25,000,000

Total shares authorized to be repurchased as of December 29, 2007	150,000,000

Unless terminated by resolution of our Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATING DATA
in millions, except per share data

Fiscal years ended	2007(1)	2006(2)(3)	2005(2)(4)	2004	2003
Statement of Operations Data:
Net revenues	$13,591	$12,730	$11,885	$10,906	$10,265
Cost of sales	7,370	6,900	6,345	5,656	5,215

Gross profit	6,221	5,830	5,540	5,250	5,050
Selling, delivery and administrative expenses	5,150	4,813	4,517	4,274	4,094

Operating income	1,071	1,017	1,023	976	956
Interest expense, net	274	266	250	230	239
Other non-operating (income) expenses, net	(6)	11	1	1	7
Minority interest	94	59	59	56	50

Income before income taxes	709	681	713	689	660
Income tax expense(5)(6)(7)(8)	177	159	247	232	238

Income before cumulative effect of change in accounting principle	532	522	466	457	422
Cumulative effect of change in accounting principle, net of tax and minority interest	–	–	–	–	6

Net income	$532	$522	$466	$457	$416

Per Share Data:
Basic earnings per share	$2.35	$2.22	$1.91	$1.79	$1.54
Diluted earnings per share	$2.29	$2.16	$1.86	$1.73	$1.50
Cash dividends declared per share	$0.53	$0.41	$0.29	$0.16	$0.04
Weighted-average basic shares outstanding	226	236	243	255	270
Weighted-average diluted shares outstanding	233	242	250	263	277
Other Financial Data:
Cash provided by operations	$1,437	$1,228	$1,219	$1,222	$1,075
Capital expenditures	$(854)	$(725)	$(715)	$(688)	$(635)
Balance Sheet Data (at period end):
Total assets	$13,115	$11,927	$11,524	$10,937	$11,655
Long-term debt	$4,770	$4,754	$3,939	$4,489	$4,493
Minority interest	$973	$540	$496	$445	$396
Accumulated other comprehensive loss(9)	$(48)	$(361)	$(262)	$(315)	$(380)
Shareholders’ equity	$2,615	$2,084	$2,043	$1,949	$1,881

(1)	Our fiscal year 2007 results include a $30 million pre-tax charge related to restructuring charges and a $23 million pre-tax charge related to our Full Service Vending Rationalization plan. See Items Affecting Comparability of Our Financial Results in Item 7.

(2)	We made a classification correction for certain miscellaneous costs incurred from product losses in the trade. Approximately $90 million and $92 million of costs incurred, which were incorrectly included in selling, delivery and administrative expenses, were reclassified to cost of sales in our Consolidated Statements of Operations for the years ended 2006 and 2005, respectively. We have not reclassified these expenses for the 2004 and 2003 fiscal years.

(3)	In fiscal year 2006, we adopted the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”) resulting in a $65 million decrease in operating income or $0.17 per diluted earnings per share. Results for prior periods have not been restated as provided for under the modified prospective approach.

(4)	Our fiscal year 2005 results included an extra week of activity. The pre-tax income generated from the extra week was spent back in strategic initiatives within our selling, delivery and administrative expenses and, accordingly, had no impact on our diluted earnings per share.

(5)	Fiscal year 2003 includes Canada tax law change expense of $11 million.

(6)	Fiscal year 2004 includes Mexico tax law change benefit of $26 million and international tax restructuring charge of $30 million.

(7)	Fiscal year 2006 includes a tax benefit of $11 million from tax law changes in Canada, Turkey, and in various U.S. jurisdictions and a $55 million tax benefit from the reversal of tax contingency reserves due to completion of our IRS audit of our 1999-2000 income tax returns. See Note 11 in the Notes to Consolidated Financial Statements.

(8)	Our fiscal year 2007 results include a non-cash tax benefit of $46 million due to the reversal of net tax contingency reserves and a net non-cash benefit of $13 million due to tax law changes in Canada and Mexico. See Note 11 in the Notes to Consolidated Financial Statements.

(9)	In fiscal year 2006, we adopted the Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”) and recorded a $159 million loss, net of taxes and minority interest, to accumulated other comprehensive loss.

PART II (continued)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S FINANCIAL REVIEW

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S FINANCIAL REVIEW

Tabular dollars in millions, except per share data

OUR BUSINESS

The Pepsi Bottling Group, Inc. is the world’s largest manufacturer, seller and distributor of Pepsi-Cola beverages. When used in these Consolidated Financial Statements, “PBG,” “we,” “our,” “us” and the “Company” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC (“Bottling LLC”), our principal operating subsidiary.

We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the U.S., Mexico, Canada, Spain, Russia, Greece and Turkey. PBG manages and reports operating results through three reportable segments: U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. As shown in the graph below, the U.S. & Canada segment is the dominant driver of our results, generating 68% of our volume, 76% of our net revenues and 83% of our operating income.

The majority of our volume is derived from brands licensed from PepsiCo, Inc. (“PepsiCo”) or PepsiCo joint ventures. In some of our territories we have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, including Dr Pepper and Squirt. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own. The fastest growing category of our business is non-carbonated beverages. Leading this category is bottled water where we have Aquafina, the number one brand in the U.S., Aqua Minerale, the number one brand in Russia, and Electropura, the number one water in Mexico. Adding to our strength in this category is Lipton Iced Tea the number one ready-to-drink tea in the U.S., Canada, Russia, Turkey and Greece. Our non-carbonated beverages portfolio also includes strong brands with Starbucks Frapuccino in the ready-to-drink coffee category, Mountain Dew Amp and SoBe Adrenaline Rush in the energy drink category and SoBe and Tropicana in the juice and juice drinks category. We continue to add to our powerful portfolio highlighted by our focus on Hydration with SoBe Life Water, Propel fitness water and G2 in the U.S. See Part I, Item 1 of this report for a listing of our principal products by segment.

We sell our products through either a cold-drink or take-home channel. Our cold-drink channel consists of chilled products sold in the retail and foodservice channels. We earn the highest profit margins on a per-case basis in the cold-drink channel. Our take-home channel consists of unchilled products that are sold in the retail, mass merchandiser and club store channels for at-home consumption.

Our products are brought to market primarily through direct store delivery (“DSD”) or third-party distribution, including foodservice and vending distribution networks. The hallmarks of PBG’s DSD system are speed to market, flexibility and reach, all critical factors in bringing new products to market, adding accounts to our existing base and meeting increasing volume demands.

Our customers range from large format accounts, including large chain foodstores, supercenters, mass merchandisers, chain drug stores, club stores and military bases to small independently owned shops and foodservice businesses. Changing consumer shopping trends and “on-the-go” lifestyles are shifting more of our volume to fast-growing channels such as supercenters, club and dollar stores and restaurants and other fountain accounts. Retail consolidation continues to increase the importance of our large-volume customers. In 2007, sales to our top five retail customers represented approximately 19 percent of our net revenues.

Our goal is to help our customers grow their beverage business by making our portfolio of brands readily available to consumers at every shopping occasion, using proven methods to grow not only PepsiCo brand sales, but the overall beverage category. Our objective is to ensure we have the right product in the right package to fill the needs of consumers.

Our sales force sells and delivers more than 200 million eight-ounce servings worldwide of Pepsi-Cola brand beverages per day. PBG’s focus is on superior sales execution, customer service, merchandising and operating excellence.

We measure our sales in terms of physical cases sold to our customers. Each package, as sold to our customers, regardless of configuration or number of units within a package, represents one physical case. Our net price and gross margin on a per-case basis are impacted by how much we charge for the product, the mix of brands and packages we sell, and the channels in which the product is sold. For example, we realize a higher net revenue and gross margin per case on a 20-ounce chilled bottle sold in a convenience store than on a 2-liter unchilled bottle sold in a grocery store.

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

The discussion and analysis throughout Management’s Financial Review should be read in conjunction with the Consolidated Financial Statements and the related accompanying notes. Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the classification correction discussed in Note 1 in the Notes to Consolidated Financial Statements. The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our Consolidated Financial Statements and the related accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We use our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future, in determining the estimates that affect our Consolidated Financial Statements.

OUR CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with U.S. GAAP often requires management to make judgments, estimates and assumptions that affect a number of amounts included in our financial statements and related disclosures. We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position and have based our estimates on historical experience and other assumptions that we believe are reasonable. Actual results may differ from these estimates.

Significant accounting policies are discussed in Note 2 in the Notes to Consolidated Financial Statements. Management believes the following policies to be the most critical to the portrayal of PBG’s financial condition and results of operations and require the use of estimates, assumptions and the application of judgment. We applied our critical accounting policies and estimation methods consistently in all material respects and have discussed the selection of these policies and related disclosures with the Audit and Affiliated Transactions Committee of our Board of Directors.

Other Intangible Assets, Net and Goodwill

Our intangible assets principally arise from the allocation of the purchase price of businesses acquired and consist primarily of franchise rights, distribution rights, brands and goodwill. These intangible assets, other than goodwill, may represent finite-lived intangibles and indefinite-lived intangibles. Intangible assets that are determined to have a finite life are amortized over the expected useful life, which generally ranges from five to twenty years. For intangible assets with finite lives, evaluations for impairment are performed only if facts and circumstances indicate that the carrying value may not be recoverable. Goodwill and intangible assets with indefinite lives are not amortized, however, they are evaluated for impairment at least annually or more frequently if facts and circumstances indicate that the assets may be impaired.

The classification of intangibles and the determination of the appropriate life requires substantial judgment. In determining whether our intangible assets have an indefinite useful life, we consider the following as applicable: the nature and terms of the underlying agreements; our intent and ability to use the specific asset; the age and market position of the related products within the territories we are entitled to sell; the historical and projected growth

PART II (continued)

of those products; and the ability and costs, if any, to renew the agreement.

We evaluate goodwill for impairment at a reporting unit level, which we determined to be the countries in which we operate. We evaluate goodwill for impairment by comparing the fair value of the reporting unit, as determined by its discounted cash flows, with its carrying value. If the carrying value of a reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss.

We evaluate intangible assets with indefinite useful lives for impairment by comparing the estimated fair values with the carrying values. The fair value of our franchise rights and distribution rights is measured using a multi-period excess earnings method that is based upon estimated discounted future cash flows. The fair value of our brands is measured using a multi-period royalty savings method, which reflects the savings realized by owning the brand and, therefore, not having to pay a royalty fee to a third party.

Considerable management judgment is necessary to estimate discounted future cash flows in conducting an impairment analysis for goodwill and other intangible assets, which may be impacted by future actions taken by us and our competitors and the volatility in the markets in which we conduct business. Assumptions used in our impairment analysis, such as forecasted growth rates, cost of capital and additional risk premiums used in the valuations, are based on the best available market information and are consistent with our long-term strategic plans.

An inability to achieve strategic business plan targets in a reporting unit, a change in our discount rate or other assumptions within our cash flow models could have a significant impact on the fair value of our reporting units and other intangible assets, which could then result in a material non-cash impairment charge to our results of operations. We did not recognize any impairment charges for goodwill or other intangible assets in the years presented. We have approximately $1 billion of goodwill and other intangible assets on our Consolidated Balance Sheet related to our Mexico segment. Our business in Mexico has performed below expectations and we did not meet our profit objectives in 2007. A non-cash impairment charge could be required in the future if we do not achieve our long-term expected results. We have initiated an extensive strategic review which will allow us to assess our Mexico business by brand, package, channel and geography. We will continue to closely monitor our performance in Mexico and evaluate the realizability of each intangible asset. For further information about our goodwill and other intangible assets see Note 6 in the Notes to Consolidated Financial Statements.

Pension and Postretirement Medical Benefit Plans

We sponsor pension and other postretirement medical benefit plans in various forms in the United States and similar pension plans in our international locations, covering employees who meet specified eligibility requirements.

The assets, liabilities and expenses associated with our international plans were not significant to our worldwide results of operations, and accordingly, assumptions, expenses, sensitivity analyses and other data regarding these plans are not included in any of the discussions provided below.

Our U.S. employees that were hired prior to January 1, 2007 participate in non-contributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Benefits are generally based on years of service and compensation, or stated amounts for each year of service. Effective January 1, 2007, newly hired salaried and non-union hourly employees are not eligible to participate in these plans. Substantially all of our U.S. employees, if they meet age and service requirements and qualify for retirement benefits, are eligible to participate in our postretirement medical benefit plans.

Assumptions
Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“SFAS 158”) requires that, beginning in our fiscal year 2008, our assumptions used to measure plan assets and benefit obligations be determined as of the balance sheet date (Measurement Date). The standard provides two transition alternatives related to the change in Measurement Date. PBG will use the “two-measurement” approach in adopting the Measurement Date provision of SFAS 158 in 2008. Accordingly, our 2008 expense is measured with a discount rate as of the last day of our 2007 fiscal year. For further information regarding SFAS 158 see Note 2 in the Notes to Consolidated Financial Statements.

The assumptions used to measure our pension and postretirement medical expenses for fiscal years 2007, 2006 and 2005 were determined as of September 30 of each of the prior years. All plan assets and liabilities reported in our December 29, 2007 and December 30, 2006 Consolidated Balance Sheets were determined as of September 30 of each respective year.

The determination of pension and postretirement medical plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees earn while working, as well as the present value of those benefit obligations. Significant assumptions include discount rate; expected return on plan assets; certain employee-related factors such as retirement age, mortality, and turnover; rate of salary increases for plans where benefits are based on earnings; and for retiree medical plans, health care cost trend rates.

We evaluate these assumptions on an annual basis and we believe that they are appropriate. Our assumptions are based upon historical experience of the plans and management’s best judgment regarding future expectations. These assumptions may differ materially from actual results due to changing market and economic conditions. An increase or decrease in the assumptions or economic events outside our control could have a material impact on the measurement of our pension and postretirement medical benefit expenses and obligations as well as related funding requirements.

The discount rates used in calculating the present value of our pension and postretirement medical benefit plan obligations are developed based on a yield curve that is comprised of high-quality, non-callable bonds whose maturities match the timing of our expected benefit payments. These bonds are rated Aa or better by Moody’s, have a principal amount of at least $250 million, are denominated in U.S. dollars and have maturity dates ranging from six months to thirty years.

In evaluating the expected rate of return on pension plan assets, we consider the actual 10 to 15-year historical returns on asset classes in the U.S. pension plans’ investment portfolio, reflecting the weighted-average return of our asset allocation and use them as a guide for future returns. Our current investment target asset allocation for our U.S. pension plans is 75 percent equity investments, of which approximately 80 percent is invested in domestic equities and 20 percent is invested in foreign equities. The remaining 25 percent of plan assets is invested primarily in fixed income securities, which is equally divided between U.S. government and corporate bonds. The current portfolio’s target asset allocation for the 10 and 15-year periods had weighted average returns of 7.03 percent and 9.80 percent, respectively. Over time, the expected rate of return on pension plan assets should approximate the actual long-term returns. Based on the historical and estimated future returns of the pension plans’ portfolio, we estimate the long-term rate of return on assets for pension plans to be 8.50 percent in 2008. We use a market-related value method that recognizes each year’s asset gain or loss over a five-year period. Therefore, it takes five years for the gain or loss from any one year to be fully included in the other gains and losses calculation described below.

Other gains and losses resulting from changes in actuarial assumptions and from differences between assumed and actual experience are also determined at each measurement. To the extent the amount of all unrecognized gains and losses exceeds 10 percent of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining service period of active participants. Net unrecognized losses, within our pension and postretirement plans in the United States, totaled $398 million and $558 million at December 29, 2007 and December 30, 2006, respectively.

The cost or benefit of plan changes is deferred and included in expense on a straight-line basis over the average remaining service period of the employees expected to receive benefits.

The following tables provide the weighted-average assumptions for our 2008 and 2007 pension and postretirement medical plans’ expense:

Pension	2008(1)	2007(2)
Discount rate	6.70%	6.00%
Expected return on plan assets (net of administrative expenses)	8.50%	8.50%
Rate of compensation increase	3.56%	3.55%

Postretirement	2008(1)	2007(2)
Discount rate	6.35%	5.80%
Rate of compensation increase	3.56%	3.55%
Health care cost trend rate	9.50%	8.00%

(1)	Our 2008 discount rate was determined as of December 29, 2007 and reflects the implementation of SFAS 158 Measurement Date provisions.
(2)	Our 2007 discount rate was determined as of September 30, 2006.

During 2007, excluding charges of approximately $4 million associated with restructuring actions, our ongoing Company-sponsored defined benefit pension and postretirement medical plan expenses totaled $117 million. In 2008, our ongoing expenses will decrease by approximately $30 million to $87 million as a result of the combination of the following factors:

•	An increase in our weighted-average discount rate for our pension and postretirement medical expense from 6.00 percent and 5.80 percent to 6.70 percent and 6.35 percent, respectively, reflecting increases in the yields of long-term corporate bonds comprising the yield curve. This change in assumption will decrease our 2008 defined benefit pension and postretirement medical expense by approximately $27 million.
•	A change to our mortality assumption to reflect four years of projected mortality improvement will increase our 2008 defined benefit pension and postretirement medical expense by approximately $3 million.
•	Other factors, including changes in gains and losses resulting from differences between actual experience and assumptions, will decrease our 2008 defined benefit pension and postretirement medical expenses by approximately $6 million.

Sensitivity Analysis
It is unlikely that in any given year the actual rate of return will be the same as the assumed long-term rate of return of 8.50 percent. The following table provides a summary of the last three years of

PART II (continued)

actual returns versus the expected long-term returns for our pension plans:

	2007	2006	2005
Expected return on plan assets (net of administrative expenses)	8.50%	8.50%	8.50%
Actual return on plan assets (net of administrative expenses)	12.64%	9.74%	13.33%

Sensitivity of changes in key assumptions for our pension and postretirement plans’ expense in 2008 are as follows:

•	Discount rate – A 25-basis point change in the discount rate would increase or decrease the expense for our pension and postretirement medical benefit plans in 2008 by approximately $9 million.
•	Expected return on plan assets – A 25-basis point change in the expected return on plan assets would increase or decrease the expense for our pension plans in 2008 by approximately $3 million. The postretirement medical benefit plans have no expected return on plan assets as they are funded from the general assets of the Company as the payments come due.

For further information about our pension and postretirement plans see Note 10 in the Notes to Consolidated Financial Statements.

Casualty Insurance Costs

Due to the nature of our business, we require insurance coverage for certain casualty risks. In the United States, we use a combination of insurance and self-insurance mechanisms, including a wholly owned captive insurance entity. This captive entity participates in a reinsurance pool for a portion of our workers’ compensation risk. We provide self-insurance for the workers’ compensation risk retained by the Company and automobile risks up to $10 million per occurrence, and product and general liability risks up to $5 million per occurrence. For losses exceeding these self-insurance thresholds, we purchase casualty insurance from third-party providers.

Our liability for casualty costs is estimated using individual case-based valuations and statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. We do not discount our loss expense reserves. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. We evaluate these estimates periodically during the year and we believe that they are appropriate; however, an increase or decrease in the estimates or events outside our control could have a material impact on reported net income. Accordingly, the ultimate settlement of these costs may vary significantly from the estimates included in our financial statements. For further information about our casualty insurance costs see Note 2 in the Notes to Consolidated Financial Statements.

Income Taxes

Our effective tax rate is based on pre-tax income, statutory tax rates, tax laws and regulations and tax planning strategies available to us in the various jurisdictions in which we operate. Significant management judgment is required in determining our effective tax rate and in evaluating our tax positions.

As of the beginning of our 2007 fiscal year, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. We recognize the impact of our tax positions in our financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. A change in our tax positions could have a significant impact on our results of operations.

Our deferred tax assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize in the future. We establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.

The U.S. Internal Revenue Service (“IRS”) is currently examining PBG’s and PepsiCo’s joint tax returns for 1998 through March 1999. We have a tax separation agreement with PepsiCo, which among other provisions, specifies that PepsiCo maintain full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before our initial public offering that occurred in March 1999. However, PepsiCo may not settle any issue without our written consent, which consent cannot be unreasonably withheld. PepsiCo has contractually agreed to act in good faith with respect to all tax examination matters affecting us. In accordance with the tax separation agreement, we will bear our allocable share of any cost or benefit resulting from the settlement of tax matters affecting us for these tax periods.

A number of years may elapse before an uncertain tax position for which we have established a tax reserve is audited and finally resolved. The number of years for which we have audits that are open varies depending on the tax jurisdiction. The statute of limitations for the IRS audit of PBG’s 2001 and 2002 tax returns closed on June 30, 2007 and as a result, we released approximately $46 million in reserves for uncertain tax benefits relating to such audit. The IRS is currently examining PBG’s tax returns for the 2003-2005 tax years. While it is often difficult to predict the final outcome or the timing of the resolution of an audit, we believe that our reserves for uncertain tax benefits reflect the outcome of tax positions that is more likely than not to occur. The resolution of a matter could be recognized as an adjustment to our provision for income taxes and our effective tax rate in the period of resolution, and may also require a use of cash.

For further information about our income taxes see Note 11 in the Notes to Consolidated Financial Statements.

OUR RELATIONSHIP WITH PEPSICO

PepsiCo is a related party due to the nature of our franchise relationship and its ownership interest in our company. More than 80 percent of our volume is derived from the sale of brands from PepsiCo. At December 29, 2007, PepsiCo owned approximately 35.2 percent of our outstanding common stock and 100 percent of our outstanding class B common stock, together representing approximately 41.7 percent of the voting power of all classes of our voting stock. In addition, at December 29, 2007, PepsiCo owned 6.7 percent of the equity of Bottling LLC. We fully consolidate the results of Bottling LLC and present PepsiCo’s share as minority interest in our Consolidated Financial Statements.

On March 1, 2007, together with PepsiCo we formed PR Beverages Limited (“PR Beverages”), a venture that will enable us to strategically invest in Russia to accelerate our growth. PBG contributed its business in Russia to PR Beverages, and PepsiCo entered into bottling agreements with PR Beverages for PepsiCo beverage products sold in Russia on the same terms as in effect for PBG immediately prior to the venture. PepsiCo also granted PR Beverages an exclusive license to manufacture and sell the concentrate for such products.

We fully consolidate PR Beverages into our financial statements and record minority interest expense for PepsiCo’s 40 percent share of the venture’s net income. Increases in gross profit and operating income resulting from the consolidation of the venture are offset by minority interest expense related to PepsiCo’s share. Minority interest expense is recorded below operating income. For further information about PR Beverages see Note 6 in the Notes to Consolidated Financial Statements.

Our business is conducted primarily under beverage agreements with PepsiCo, including a master bottling agreement, non-cola bottling agreements, distribution agreements and a master syrup agreement. These agreements provide PepsiCo with the ability, at its sole discretion, to establish prices, and other terms and conditions for our purchase of concentrates and finished products from PepsiCo. PepsiCo provides us with bottler funding to support a variety of trade and consumer programs, such as consumer incentives, advertising support, new product support and vending and cooler equipment placement. The nature and type of programs, as well as the level of funding, vary annually. Additionally, under a shared services agreement, we obtain various services from PepsiCo, which include services for information technology maintenance and the procurement of raw materials. We also provide services to PepsiCo, including facility and credit and collection support.

Because we depend on PepsiCo to provide us with concentrate which we use in the production of carbonated soft drinks and non-carbonated beverages, bottler incentives and various services, changes in our relationship with PepsiCo could have a material adverse effect on our business and financial results.

For further information about our relationship with PepsiCo and its affiliates see Note 13 in the Notes to Consolidated Financial Statements.

PART II (continued)

OUR FINANCIAL RESULTS

ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS

Certain reclassifications were made to the prior years’ Consolidated Financial Statements to conform to the current year presentation, including a classification correction for certain miscellaneous costs incurred from product losses in the trade. Approximately $90 million and $92 million of costs incurred, which were incorrectly included in selling, delivery and administrative expenses, were reclassified to cost of sales in our Consolidated Statements of Operations for the years ended 2006 and 2005, respectively.

The year-over-year comparisons of our financial results are affected by the following items included in our reported results:

	December 29,	December 30,	December 31,
Income/(Expense)	2007	2006	2005
Gross profit
PR Beverages	$29	–	–

Operating income
PR Beverages	29	–	–
Restructuring Charges	(30)	–	–
Full Service Vending Rationalization	(23)	–	–
HFCS Litigation Settlement	–	–	$29
53rd Week	–	–	24
Strategic Spending Initiatives	–	–	(48)

Net income
Restructuring Charges	(22)	–	–
Full Service Vending Rationalization	(13)	–	–
Tax Audit Settlement	46	$55	–
Tax Law Changes	10	10	–
HFCS Litigation Settlement	–	–	17
53rd Week	–	–	12
Strategic Spending Initiatives	–	–	(28)

Diluted earnings per share
Restructuring Charges	(0.09)	–	–
Full Service Vending Rationalization	(0.06)	–	–
Tax Audit Settlement	0.20	0.22	–
Tax Law Changes	0.04	0.05	–
HFCS Litigation Settlement	–	–	0.07
53rd Week	–	–	0.05
Strategic Spending Initiatives	–	–	(0.12)

2007 Items

PR Beverages
For further information about PR Beverages see “Our Relationship with PepsiCo.”

Restructuring Charges

Organizational Realignment – In the third quarter of 2007, we announced a restructuring program to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Co mpany’s product portfolio. We anticipate the program to be substantially complete by the end of the first quarter of 2008. As part of the Organizational Realignment we reduced the number of business units in the U.S. & Canada from eight to six to centralize decision making and increase speed to market, resulting in the elimination of approximately 200 positions. The restructuring program also resulted in the elimination of approximately 650 positions in Mexico and Europe, many of which were hourly frontline positions in warehouse and production. In connection with the elimination of positions primarily in Mexico, we made approximately $4 million of employee benefit payments pursuant to existing unfunded termination indemnity plans. These benefit payments have been accrued for in previous periods and, therefore, are not included in our estimated cost for this program. We expect to recognize annual cost savings of approximately $30 million as a result of the program.

The Organizational Realignment is expected to cost $30 to $35 million over the course of the program, which is primarily for severance, relocation and other employee-related benefits. As of December 29, 2007, we had eliminated approximately 800 positions across all reporting segments and incurred a pre-tax charge of approximately $26 million, which was recorded in selling, delivery, and administrative expenses. The remaining costs are expected to be incurred in the first quarter of 2008.

Substantially all costs associated with the Organizational Realignment required cash payments in 2007 or will require cash payments in 2008. The total after-tax cash expenditures, including payments made pursuant to existing unfunded indemnity plans, are expected to be approximately $26 million, of which $14 million was recognized in 2007, with the balance to occur in 2008.

Other Restructuring Charges – In the fourth quarter of 2007, we implemented and completed an additional phase of restructuring actions to improve operating efficiencies. In addition to the amounts discussed above, we recorded a pre-tax charge of approximately $4 million in selling, delivery and administrative expenses, primarily related to employee termination costs in Mexico, and eliminated an additional 800 positions as a result of this phase of the restructuring. We expect to recognize annual cost savings of approximately $7 million.

Full Service Vending Rationalization
Due to changing customer and consumer demands we evaluated the investment returns on our Full Service Vending (“FSV”) business in the U.S. and Canada. Our FSV business portfolio consists of accounts whereby PBG stocks and services vending equipment. Our review identified opportunity to improve our return on these assets. On October 1, 2007, we adopted a FSV Rationalization plan, which we expect to complete by the end of the second quarter of 2008, to rationalize our vending asset base by disposing of older underperforming assets and redeploying certain assets to higher return accounts. This action is part of the Company’s broader initiative designed to improve operating income margins of our FSV business.

Over the course of the FSV Rationalization plan, we will incur a pre-tax charge of $30 to $35 million, the majority of which is non-cash, including costs associated with the removal of these assets from service, disposal costs and redeployment expenses.

During the fourth quarter of 2007 we incurred a pre-tax charge of approximately $23 million in connection with this action. The pre-tax charge, the majority of which is non-cash, is recorded in selling, delivery and administrative expenses.

For further information about our restructuring charges and FSV Rationalization see Note 14 in the Notes to Consolidated Financial Statements.

Tax Audit Settlement
During the third quarter of 2007, PBG recorded a net non-cash benefit of approximately $46 million to income tax expense related to the reversal of reserves for uncertain tax benefits resulting from the expiration of the statute of limitations on the IRS audit of our U.S. 2001 and 2002 tax returns.

Tax Law Changes
During 2007, tax law changes were enacted in Canada and Mexico, which required us to re-measure our deferred tax assets and liabilities. The impact of the reduction in tax rates in Canada was partially offset by the tax law changes in Mexico which decreased our income tax expense on a net basis. After the impact of minority interest, net income increased approximately $10 million as a result of these tax law changes. For further information see our 2007 Income Tax Expense discussion below.

2006 Items

Tax Law Changes
During 2006, tax law changes were enacted in Canada, Turkey and in various state jurisdictions in the U.S. which decreased our income tax expense. After the impact of minority interest, net income increased by approximately $10 million as a result of these tax law changes. For further information see our 2006 Income Tax Expense discussion below.

Tax Audit Settlement
During the fourth quarter of 2006, PBG recorded a tax gain from the reversal of approximately $55 million of tax contingency reserves. These reserves, which related to the IRS audit of PBG’s 1999-2000 income tax returns, resulted from the expiration of the statute of limitations for this IRS audit on December 30, 2006.

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

53rd Week
Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years. Fiscal years 2007 and 2006 consisted of 52 weeks. In 2005, our fiscal year consisted of 53 weeks. Our 2005 results included pre-tax income of approximately $19 million due to the 53rd week, which increased our operating income by $24 million offset by additional interest expense of $5 million.

Strategic Spending Initiatives
We reinvested both the pre-tax gain of $29 million from the HFCS settlement and the pre-tax income of $19 million from the 53rd week in long-term strategic spending initiatives in the U.S., Canada and Europe. The strategic spending initiatives, which were recorded in selling, delivery and administrative expenses, included programs designed primarily to enhance our customer service agenda, drive productivity and improve our management information systems.

FINANCIAL PERFORMANCE SUMMARY AND WORLDWIDE FINANCIAL HIGHLIGHTS FOR FISCAL YEAR 2007

	December 29,	December 30,	Fiscal Year
	2007	2006	% Change
Net revenues	$13,591	$12,730	7%
Cost of sales	7,370	6,900	7
Gross profit	6,221	5,830	7
Selling, delivery and administrative (“SD&A”) expenses	5,150	4,813	7
Operating income	1,071	1,017	5
Net income	532	522	2
Diluted earnings per share(1)	$2.29	$2.16	6%

(1)	Percentage change for diluted earnings per share is calculated by using earnings per share data that is expanded to the fourth decimal place.

PART II (continued)

The impact of foreign currency translation, driven by the strength of the Canadian Dollar, the Euro, the Turkish Lira and the Russian Ruble, contributed approximately two percentage points of growth in worldwide net revenues, cost of sales, gross profit, and selling, delivery and administrative expenses, and contributed approximately one percentage point of growth in worldwide operating income.

Net revenues – Growth of seven percent driven primarily by rate increases across all segments.

Cost of sales – Increase of seven percent primarily attributable to higher raw material and concentrate costs.

Gross profit – Growth of seven percent reflected successful pricing actions which offset higher raw material and concentrate costs. Consolidation of PR Beverages contributed less than one percentage point to this growth.

SD&A expenses – Increase of seven percent driven primarily by higher operating expenses, specifically in Mexico and Russia and strategic spending initiatives in the U.S. & Canada segment for Hydration. The restructuring charges and FSV Rationalization plan contributed approximately one percentage point to the increase. Increases in SD&A expenses were mitigated by cost productivity improvements and disciplined cost management, primarily in the U.S.

Operating income – Growth of five percent due to strong gross profit, partially offset by an increase in SD&A expenses. Operating income growth benefited by three percentage points from the accounting for the consolidation of PR Beverages in our financial results. The restructuring charges and the FSV Rationalization plan decreased operating income growth by five percentage points.

Net income and Diluted Earnings per Share – Growth of two percent reflected strong worldwide operating income, partially offset by the year-over-year comparability of tax items. Growth in net income, coupled with additional share repurchases increased diluted earnings per share by six percent.

RESULTS OF OPERATIONS

Except where noted, tables and discussion are presented as compared to the prior fiscal year. Growth rates are rounded to the nearest whole percentage.

Volume

2007 vs. 2006

		U.S. &
	Worldwide	Canada	Europe	Mexico
Base volume	0%	0%	4%	(2)%
Acquisitions	1	–	–	3

Total Volume Change	1%	0%	4%	1%

Our worldwide physical case volume increased one percent, driven primarily by the Bebidas Purificadas, S.A. de C.V. (“Bepusa”) acquisition in Mexico in June of 2006 and growth in our Europe segment, most notably in Russia, partially offset by a decrease of two percent in Mexico’s base business volume.

In our U.S. & Canada segment, volume was unchanged, driven primarily by flat volume in the U.S. Our performance in the U.S. reflected growth in the take-home channel of approximately one percent, driven primarily by growth in supercenters, wholesale clubs and mass merchandisers. This growth was offset by a decline of three percent in the cold-drink channel, as a result of declines in our small format and foodservice channels. From a brand perspective, our U.S. non-carbonated portfolio increased six percent, reflecting significant increases in Trademark Lipton and water coupled with strong growth in energy drinks. The growth in our U.S. non-carbonated portfolio was offset by declines in our carbonated soft drink (“CSD”) portfolio of three percent, driven primarily by declines in Trademark Pepsi.

In Canada, volume grew two percent, driven primarily by three-percent growth in the cold-drink channel and two-percent growth in the take-home channel. From a brand perspective, our non-carbonated portfolio increased 13 percent, reflecting a 12-percent increase in Trademark Lipton and a five-percent increase in water.

In our Europe segment, overall volume grew four percent. This growth was driven primarily by 17-percent growth in Russia, partially offset by declines of eight percent in Spain and two percent in Turkey. Volume increases in Russia were strong in all channels, led by growth of 40 percent in our non-carbonated portfolio.

In our Mexico segment, overall volume increased one percent, driven primarily by the Bepusa acquisition, partially offset by a decrease of two percent in base business volume. This decrease was primarily attributable to four-percent declines in both CSD and jug water volumes, mitigated by nine-percent growth in bottled water and greater than 40-percent growth in non-carbonated beverages.

2006 vs. 2005

		U.S. &
	Worldwide	Canada	Europe	Mexico
Base volume	3%	3%	7%	1%
Acquisitions	1	1	–	3
Impact of 53rd week in 2005	(1)	(2)	–	–

Total Volume Change	3%	2%	7%	4%

Our full-year reported worldwide physical case volume increased three percent. Worldwide volume growth reflects increases across all segments.

In the U.S. & Canada, volume growth, excluding the impact from acquisitions and the impact of the 53rd week in 2005, was fueled by strong brand performance across non-carbonated beverages, innovation and our ability to capture the growth in emerging channels such as Club and Dollar stores.

In the U.S., volume increased three percent due mainly to a three-percent increase in base business volume and a one-percent increase from acquisitions that was offset by the impact of the 53rd week in 2005. Base business volume growth was driven by a strong increase in both water and other non-carbonated beverages, fueled by outstanding growth in Lipton Iced Tea and energy drinks. Our total CSD portfolio decreased about one percent, mostly driven by declines in Trademark Pepsi. Our flavored CSD portfolio increased about two percent due to growth in Trademark Mountain Dew. From a channel perspective, growth in the U.S. was driven by a four-percent increase in our take-home channel as a result of increases in Club and Dollar stores as well as mass retailers and drug stores, and a two-percent increase in our cold-drink channel. Cold-drink growth was driven by strong results in the foodservice channel and in the convenience and gas channel.

In Canada, volume increased about one percent, primarily driven by a two-percent increase in base business and partially offset by the impact of the 53rd week in 2005. Base business growth was primarily driven by strong growth in both water and other non-carbonated beverages.

In Europe, volume grew seven percent, driven by significant increases in Russia and Turkey. Solid growth in our non-carbonated portfolio, including bottled water and Lipton Iced Tea, Trademark Pepsi and local brands helped drive overall growth in these countries.

In Mexico, excluding the impact of acquisitions, volume increased one percent, mainly as a result of growth in bottled water and other non-carbonated beverages and partially offset by declines in jug water and CSD volume.

Net Revenues

2007 vs. 2006

		U.S. &
	Worldwide	Canada	Europe	Mexico
Volume impact	0%	0%	4%	(2)%
Net price per case impact (rate/mix)	4	4	9	7
Acquisitions	1	–	–	3
Currency translation	2	0	9	0

Total Net Revenues Change	7%	4%	22%	8%

Worldwide net revenues were $13.6 billion in 2007, a seven-percent increase over the prior year. The increase was driven primarily by strong increases in net price per case across all segments as a result of rate gains. The positive impact of foreign currency translation in Canada and Europe also contributed to the overall increase in net revenues for the year.

In our U.S. & Canada segment, four-percent growth in net revenues was driven mainly by increases in net price per case as a result of rate gains. The favorable impact of Canada’s foreign currency translation added slightly less than one-percentage point of growth to the segment’s four-percent increase. In the U.S., we achieved revenue growth as a result of a net price per case improvement of four percent.

In our Europe segment, 22-percent growth in net revenues reflected exceptionally strong increases in net price per case, strong volume growth in Russia and the positive impact of foreign currency translation. Growth in net revenues in Europe was mainly driven by a 44-percent increase in Russia.

In our Mexico segment, eight-percent growth in net revenues reflected strong increases in net price per case, and the impact of the Bepusa acquisition, partially offset by declines in base business volume.

2006 vs. 2005

		U.S. &
	Worldwide	Canada	Europe	Mexico
Volume impact	3%	3%	7%	1%
Net price per case impact (rate/mix)	3	3	5	5
Acquisitions	1	1	–	3
Currency translation	1	1	0	0
Impact of 53rd week in 2005	(1)	(2)	–	–

Total Net Revenues Change	7%	6%	12%	9%

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

PART II (continued)

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

Net revenues in Europe increased 12 percent, driven primarily by significant volume growth in Russia and Turkey and strong increases in net price per case primarily as a result of rate increases.

In Mexico, net revenues increased nine percent mostly due to strong increases in net price per case as a result of rate increases and the impact of acquisitions, coupled with positive volume growth.

Cost of Sales

2007 vs. 2006

Worldwide
Volume impact	0%
Cost per case impact	4
Acquisitions	1
Currency translation	2
PR Beverages	0

Total Cost of Sales Change	7%

Worldwide cost of sales was $7.4 billion in 2007, a seven-percent increase over the prior year. The growth in cost of sales across all segments was mainly due to cost per case increases resulting from higher raw material and concentrate costs, coupled with the negative impact of foreign currency translation.

In our U.S. & Canada segment, five-percent growth in cost of sales mainly reflected cost per case increases resulting from higher concentrate and sweetener costs, coupled with a one-percentage point negative impact from foreign currency translation.

In our Europe segment, a 16-percent increase in cost of sales reflected a nine-percentage point impact from foreign currency translation, cost per case increases resulting from higher raw material costs, a shift in package mix and strong volume growth. These increases were partially offset by a three-percentage point impact from consolidating PR Beverages in our financial results. For further information about PR Beverages see Note 2 in the Notes to Consolidated Financial Statements.

In our Mexico segment, cost of sales increased nine percent, reflecting cost per case increases as a result of significant increases in sweetener costs, coupled with the impact from the Bepusa acquisition in the prior year and partially offset by base volume declines.

2006 vs. 2005

Worldwide
Volume impact	3%
Cost per case impact	5
Acquisitions	1
Currency translation	1
Impact of 53rd week in 2005	(1)

Total Cost of Sales Change	9%

Worldwide cost of sales was $6.9 billion in 2006, a nine-percent increase over 2005. The growth in cost of sales across all of our segments was driven by cost per case increases and volume growth. Worldwide cost-per-case increases were driven primarily by increases in raw material costs and the impact of package mix. Changes in our package mix were driven by faster volume growth in higher cost non-carbonated products. The impact of acquisitions in the U.S. and Mexico and the negative impact of foreign currency translation in Canada each contributed about one percentage point of growth to our worldwide increase, which was partially offset by the impact of the 53rd week in the prior year in our U.S. & Canada segment.

Selling, Delivery and Administrative Expenses

2007 vs. 2006

Worldwide
Cost impact (without Restructuring Charges and FSV Rationalization)	4%
Restructuring Charges and FSV Rationalization	1
Currency translation	2

Total SD&A Change	7%

Worldwide SD&A expenses were $5.2 billion in 2007, a seven-percent increase over the prior year. Increases in worldwide SD&A expenses reflect higher operating expenses, specifically in Mexico and Russia, strategic spending initiatives primarily in the U.S. related to Hydration and the impact of foreign currency translation. Additionally, the restructuring charges and FSV Rationalization plan added a one-percentage point increase to growth in SD&A expenses. These increases were partially offset by cost productivity improvements and disciplined cost management, especially in the U.S.

2006 vs. 2005

Worldwide
Cost impact	5%
Adoption of SFAS 123R in 2006	1
Acquisitions	1
HFCS Settlement in 2005	1
Strategic Spending Initiatives in 2005	(1)
Currency translation	1
Impact of 53rd week in 2005	(1)

Total SD&A Change	7%

Worldwide SD&A expenses were $4.8 billion, a seven-percent increase over 2005. This increase was driven by volume growth and higher wage and benefit costs across all of our segments, increased pension expense in the U.S and planned spending as a result of investment in high-growth European markets. Additionally, the prior year combined impact from the strategic spending initiatives and the additional expenses from the 53rd week in our U.S. & Canada segment, partially offset by the pre-tax gain in the U.S. from the HFCS settlement decreased our worldwide SD&A growth in 2006 by approximately one percentage point.

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

Operating Income

2007 vs. 2006

Worldwide operating income was $1.1 billion in 2007, a five-percent increase over the prior year. The increase was driven by strong results in the U.S. & Canada and Europe segments and partially offset by a decline in our Mexico segment. This increase was partially offset by a two-percentage point impact from the restructuring charges and FSV Rationalization plan, net of the impact from the accounting for the consolidation of PR Beverages.

In our U.S. & Canada segment, two-percent growth in operating income was a result of strong gross profit improvement, coupled with cost productivity improvements. These improvements were partially offset by both a five-percentage point impact from the Organizational Realignment program and the FSV Rationalization plan as well as higher SD&A expenses. Higher SD&A expenses were partially attributable to strategic initiatives in connection with Hydration.

In our Europe segment, operating income increased 86 percent, reflecting the positive impact from the consolidation of PR Beverages in our financial results, strong increases in net price per case, cost productivity improvements and the impact of foreign currency translation. This growth was partially offset by costs associated with the Organizational Realignment program.

In our Mexico segment, operating income decreased 13 percent as a result of declines in base business volume, significant increases in sweetener costs, and higher SD&A expenses, including a four-percentage point impact from restructuring charges incurred in the fourth quarter.

2006 vs. 2005

Worldwide operating income was down less than one percent as a result of the six-percentage point negative impact from the adoption of SFAS 123R. All of our segments had strong net gross profit.

In our U.S. & Canada segment, operating income was down five percent as a result of the six-percentage point negative impact from the adoption of SFAS 123R. Additionally, the prior year combined impact from the pre-tax gain in the U.S. from the HFCS settlement and the additional income from the 53rd week, partially offset by the prior year strategic spending initiatives decreased our operating income growth in the current year by approximately two percentage points.

Interest Expense, net

2007 vs. 2006

Net interest expense increased by $8 million largely due to higher effective interest rates and additional interest associated with higher average debt balances throughout the year.

2006 vs. 2005

Net interest expense increased by $16 million largely due to higher effective interest rates from interest rate swaps which convert our fixed-rate debt to variable-rate debt.

Other Non-Operating (Income) Expenses, net

2007 vs. 2006

Other net non-operating income was $6 million in 2007 as compared to $11 million of net non-operating expenses in 2006. Income in 2007 was primarily a result of foreign exchange gains due to the strength of the Canadian Dollar, Turkish Lira, Russian Ruble and Euro. The expense position in 2006 was primarily a result of foreign exchange losses associated with the devaluation of the Turkish Lira.

PART II (continued)

2006 vs. 2005

Other net non-operating expenses increased by $10 million primarily due to foreign exchange losses associated with the devaluation of the Turkish Lira. This devaluation caused transactional losses due to the revaluation of our U.S. dollar denominated liabilities in Turkey, which were repaid in June of 2006.

Minority Interest

2007 vs. 2006

In 2007, minority interest primarily reflects PepsiCo’s ownership in Bottling LLC of 6.7 percent, coupled with their 40 percent ownership in the PR Beverages venture. The $35 million increase in 2007 is primarily driven by PepsiCo’s minority interest in the PR Beverages venture. The remaining increase is a result of higher operating results in Bottling LLC.

2006 vs. 2005

Minority interest primarily represents PepsiCo’s approximate 6.7 percent ownership in Bottling LLC for both years ended 2006 and 2005.

Income Tax Expense

2007 vs. 2006

Our effective tax rate for 2007 and 2006 was 25.0 percent and 23.4 percent, respectively. The increase in our effective tax rate is primarily due to year-over-year comparability associated with the reversal of tax contingency reserves resulting from the expiration of the statute of limitations on the IRS audits in 2007 versus 2006. The tax law changes enacted in 2007 and 2006 that required us to re-measure our deferred taxes had approximately the same impact in both years.

2006 vs. 2005

Our effective tax rate for 2006 and 2005 was 23.4 percent and 34.7 percent, respectively. The decrease in our effective tax rate is due primarily to the reversal of tax contingency reserves of approximately $55 million relating to the completion of the IRS audit of PBG’s 1999-2000 income tax returns. In addition, during 2006, changes to the income tax laws in Canada, Turkey and certain jurisdictions within the U.S. were enacted. These tax law changes required us to re-measure our net deferred tax liabilities using lower tax rates which decreased our income tax expense by approximately $11 million during the year ended December 30, 2006, resulting in an increase in net income of $10 million after the impact of minority interest.

Diluted Weighted-Average Shares Outstanding

Diluted earnings per share reflect the potential dilution that could occur if equity awards from our stock compensation plans were exercised and converted into common stock that would then participate in net income.

Our diluted weighted-average shares outstanding for 2007, 2006 and 2005 were 233 million, 242 million and 250 million, respectively.

The decrease in shares outstanding reflects the effect of our share repurchase program, which began in October 1999, partially offset by share issuances from the exercise of stock options. The amount of shares authorized by the Board of Directors to be repurchased totals 150 million shares, of which we have repurchased approximately 13 million shares in 2007 and 132 million shares since the inception of our share repurchase program. For further discussion on our earnings per share calculation see Note 3 in the Notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows

2007 vs. 2006

Net cash provided by operations increased by $209 million to $1,437 million in 2007. Increases in net cash provided by operations were driven by higher cash profits and favorable working capital.

Net cash used for investments increased by $152 million to $883 million, driven by higher capital spending due to strategic investments in the U.S. and Russia, including the building of new plants in Las Vegas and Moscow and additional dedicated water lines in the U.S.

Net cash used for financing increased by $193 million to $564 million, driven primarily by lower net proceeds from long-term debt partially offset by lower share repurchases in 2007.

2006 vs. 2005

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

Capital Expenditures

Our business requires substantial infrastructure investments to maintain our existing level of operations and to fund investments targeted at growing our business. Capital expenditures included in our cash flows from investing activities totaled $854 million, $725 million and $715 million during 2007, 2006 and 2005, respectively. Capital expenditures increased $129 million in 2007 as a result of the strategic investments described above.

Liquidity and Capital Resources

Our principal sources of cash come from our operating activities and the issuance of debt and bank borrowings. We believe that these cash inflows will be sufficient to fund capital expenditures, benefit plan contributions, acquisitions, share repurchases, dividends and working capital requirements for the foreseeable future. Our liquidity has not been materially impacted by the current credit environment.

Long-Term Debt Activities
We had no significant long-term debt activities during 2007.

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

Short-Term Debt Activities
In October 2007, we amended and restated our existing $450 million committed revolving credit facility to increase the credit limit to $1.2 billion and provide for a new maturity date of October 2012 (“2007 Agreement”). The existing $550 million committed revolving credit facility was terminated. Our committed credit facility of $1.2 billion, which is guaranteed by Bottling LLC, supports our $1.2 billion commercial paper program. Subject to certain conditions stated in the 2007 Agreement, funds borrowed may also be used to issue standby letters of credit up to $400 million and for general corporate purposes during the term of the agreement.

At December 29, 2007, we had $50 million in outstanding commercial paper with a weighted-average interest rate of 5.3 percent. At December 30, 2006, we had $115 million in outstanding commercial paper with a weighted-average interest rate of 5.4 percent.

In addition to the revolving credit facility, we had available bank credit lines of approximately $748 million at year-end 2007. These lines were primarily used to support the general operating needs of our international locations. As of year-end 2007, we had $190 million outstanding under these lines of credit at a weighted-average interest rate of 5.3 percent. As of year-end 2006, we had available short-term bank credit lines of approximately $741 million and $242 million was outstanding under these lines of credit at a weighted-average interest rate of 5.0 percent.

Our peak borrowing timeframe varies with our working capital requirements and the seasonality of our business. Additionally, throughout the year, we may have further short-term borrowing requirements driven by other operational needs of our business. During 2007, borrowings from our commercial paper program in the U.S. peaked at $470 million. Borrowings from our line of credit facilities peaked at $466 million, reflecting payments for working capital requirements.

Debt Covenants and Credit Ratings
Certain of our senior notes have redemption features and non-financial covenants that will, among other things, limit our ability to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets. Additionally, certain of our credit facilities and senior notes have financial covenants. These requirements are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources. We are in compliance with all debt covenants. For a discussion of our covenants, see Note 7 in the Notes to Consolidated Financial Statements.

Our credit ratings are periodically reviewed by rating agencies. Currently our long-term ratings from Moody’s and Standard and Poors’ are A2 and A, respectively. Changes in our operating results or financial position could impact the ratings assigned by the various agencies resulting in higher or lower borrowing costs.

PART II (continued)

Contractual Obligations

The following table summarizes our contractual obligations as of December 29, 2007:

		Payments Due by Period
			2009-	2011-	2013 and
Contractual Obligations	Total	2008	2010	2012	beyond
Long-term debt obligations(1)	$4,779	$3	$1,326	$1,000	$2,450
Capital lease obligations(2)	11	4	3	2	2
Operating leases(2)	272	54	71	32	115
Interest obligations(3)	2,419	262	421	382	1,354
Purchase obligations:
Raw material obligations(4)	199	119	69	11	–
Capital expenditure obligations(5)	81	81	–	–	–
Other obligations(6)	371	150	110	53	58
Other long-term liabilities(7)	36	18	7	5	6

Total	$8,168	$691	$2,007	$1,485	$3,985

(1)	See Note 7 in the Notes to Consolidated Financial Statements for additional information relating to our long-term debt obligations.
(2)	See Note 8 in the Notes to Consolidated Financial Statements for additional information relating to our lease obligations.
(3)	Represents interest payment obligations related to our long-term fixed-rate debt as specified in the applicable debt agreements. A portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We estimated our variable interest payment obligations by using the interest rate forward curve.
(4)	Represents obligations to purchase raw materials pursuant to contracts entered into by PepsiCo on our behalf and international agreements to purchase raw materials.
(5)	Represents commitments to suppliers under capital expenditure related contracts or purchase orders.
(6)	Represents non-cancelable agreements that specify fixed or minimum quantities, price arrangements and timing of payments. Also includes agreements that provide for termination penalty clauses.
(7)	Primarily represents non-compete contracts that resulted from business acquisitions and also includes an estimated $7 million related to the current portion of unrecognized tax benefits. The non-current portion of unrecognized tax benefits recorded on the balance sheet as of December 29, 2007 is not included in the table. For additional information about our income taxes see Note 11 in the Notes to Consolidated Financial Statements.

This table excludes our pension and postretirement liabilities recorded on the balance sheet. For a discussion of our future pension and postretirement contributions and payments, as well as expected benefit payments see Note 10 in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

MARKET RISKS AND CAUTIONARY STATEMENTS

Quantitative and Qualitative Disclosures
about Market Risk

In the normal course of business, our financial position is routinely subject to a variety of risks. These risks include the risk associated with the price of commodities purchased and used in our business, interest rates on outstanding debt and currency movements impacting our non-U.S. dollar denominated assets and liabilities. We are also subject to the risks associated with the business environment in which we operate. We regularly assess all of these risks and have policies and procedures in place to protect against the adverse effects of these exposures.

Our objective in managing our exposure to fluctuations in commodity prices, interest rates and foreign currency exchange rates is to minimize the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, we have derivative instruments to hedge against the risk of adverse movements in commodity prices, interest rates and foreign currency. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use. See Note 9 in the Notes to Consolidated Financial Statements for additional information relating to our derivative instruments.

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

Commodity Price Risk
We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use future and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of raw materials and energy used in our operations. With respect to commodity price risk, we currently have various contracts outstanding for commodity purchases in 2008, which establish our purchase prices within defined ranges. We estimate that a 10-percent decrease in commodity prices with all other variables held constant would have resulted in a decrease in the fair value of our financial instruments of $7 million at December 29, 2007 and December 30, 2006.

Interest Rate Risk
Interest rate risk is present with both fixed and floating-rate debt. We effectively converted $550 million of our senior notes to floating rate debt through the use of interest rate swaps. Changes in interest rates on our interest rate swaps and other variable debt would change our interest expense. We estimate that a 50-basis point increase in interest rates on our variable rate debt and cash equivalents with all other variables held constant would have resulted in an increase to net interest expense of $2 million in 2007 and 2006.

Foreign Currency Exchange Rate Risk
In 2007, approximately 26 percent of our operating income came from outside the United States. Social, economic and political conditions in these international markets may adversely affect our results of operations, cash flows and financial condition. The overall risks to our international businesses include changes in foreign governmental policies and other social, political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations that may adversely impact our business. In addition, our results of operations and the value of the foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates.

As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from our international operations have been reinvested locally.

We have foreign currency transactional risks in certain of our international territories for transactions that are denominated in currencies that are different from their functional currency. We have entered into forward exchange contracts to hedge portions of our forecasted U.S. dollar cash flows in our Canadian business. A 10-percent weaker U.S. dollar against the Canadian dollar, with all other variables held constant, would result in a decrease in the fair value of these contracts of $6 million and $11 million at December 29, 2007 and December 30, 2006, respectively. The decrease in the fair value from the prior year is due to a decrease in the outstanding forward exchange contracts at December 29, 2007.

In 2007, we entered into forward exchange contracts to economically hedge a portion of intercompany receivable balances that are denominated in Mexican pesos. A 10-percent weaker U.S. dollar against the Mexican peso, with all variables held constant, would result in a decrease of $9 million in the fair value of these contracts at December 29, 2007.

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

Unfunded Deferred Compensation Liability
Our unfunded deferred compensation liability is subject to changes in our stock price, as well as price changes in certain other equity and fixed-income investments. Employee investment elections include PBG stock and a variety of other equity and fixed-income investment options. Since the plan is unfunded, employees’ deferred compensation amounts are not directly invested in these investment vehicles. Instead, we track the performance of each employee’s investment selections and adjust the employee’s deferred compensation account accordingly. The adjustments to the employees’ accounts increases or decreases the deferred compensation liability reflected on our Consolidated Balance Sheet with an offsetting increase or decrease to our selling, delivery and administrative expenses in our Consolidated Statements of Operations. We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on our stock price. Therefore, changes in compensation expense as a result of changes in our stock price are substantially offset by the changes in the fair value of these contracts. We estimate that a 10-percent unfavorable change in the year-end stock price would have reduced the fair value from these forward contract commitments by $2 million in 2007 and 2006.

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

PART II (continued)

materially different. Among the events and uncertainties that could adversely affect future periods are:

•	changes in our relationship with PepsiCo;
•	PepsiCo’s ability to affect matters concerning us through its equity ownership of PBG, representation on our Board and approval rights under our Master Bottling Agreement;
•	material changes in expected levels of bottler incentive payments from PepsiCo;
•	restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;
•	material changes from expectations in the cost or availability of raw materials, ingredients or packaging materials;
•	limitations on the availability of water or obtaining water rights;
•	an inability to achieve cost savings;
•	material changes in capital investment for infrastructure and an inability to achieve the expected timing for returns on cold-drink equipment and related infrastructure expenditures;
•	decreased demand for our product resulting from changes in consumers’ preferences;
•	an inability to achieve volume growth through product and packaging initiatives;
•	impact of competitive activities on our business;
•	impact of customer consolidations on our business;
•	changes in product category consumption;
•	unfavorable weather conditions in our markets;
•	an inability to successfully integrate acquired businesses or to meet projections for performance in newly acquired territories;
•	loss of business from a significant customer;
•	loss of key members of management;
•	failure or inability to comply with laws and regulations;
•	changes in laws, regulations and industry guidelines governing the manufacture and sale of food and beverages, including restrictions on the sale of carbonated soft drinks in schools;
•	litigation, other claims and negative publicity relating to alleged unhealthy properties of soft drinks;
•	changes in laws and regulations governing the environment, transportation, employee safety, labor and government contracts;
•	changes in accounting standards and taxation requirements (including unfavorable outcomes from audits performed by various tax authorities);
•	unforeseen social, economic and political changes;
•	possible recalls of our products;
•	interruptions of operations due to labor disagreements;
•	limitations on our ability to invest in our business as a result of our repayment obligations under our existing indebtedness;
•	changes in our debt ratings;
•	material changes in expected interest and currency exchange rates and unfavorable market performance of assets in our pension plans; and
•	an inability to achieve strategic business plan targets that could result in a non-cash intangible asset impairment charge.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005
in millions, except per share data	2007	2006	2005
Net Revenues	$13,591	$12,730	$11,885
Cost of sales	7,370	6,900	6,345

Gross Profit	6,221	5,830	5,540
Selling, delivery and administrative expenses	5,150	4,813	4,517

Operating Income	1,071	1,017	1,023
Interest expense, net	274	266	250
Other non-operating (income) expenses, net	(6)	11	1
Minority interest	94	59	59

Income Before Income Taxes	709	681	713
Income tax expense	177	159	247

Net Income	$532	$522	$466

Basic Earnings Per Share	$2.35	$2.22	$1.91

Weighted-average shares outstanding	226	236	243

Diluted Earnings Per Share	$2.29	$2.16	$1.86

Weighted-average shares outstanding	233	242	250

Dividends declared per common share	$0.53	$0.41	$0.29

See accompanying notes to Consolidated Financial Statements.

PART II (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005
in millions	2007	2006	2005
Cash Flows – Operations
Net income	$532	$522	$466
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	669	649	630
Deferred income taxes	(42)	(61)	(65)
Stock-based compensation	62	65	–
Other non-cash charges and credits:
Defined benefit pension and postretirement expenses	121	119	109
Minority interest expense	94	59	59
Casualty self-insurance expense	90	80	85
Other non-cash charges and credits	79	67	84

Net other non-cash charges and credits	384	325	337
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(110)	(120)	7
Inventories	(19)	(57)	(29)
Prepaid expenses and other current assets	(17)	1	1
Accounts payable and other current liabilities	185	88	4
Income taxes payable	9	(2)	77

Net change in operating working capital	48	(90)	60
Casualty insurance payments	(70)	(67)	(66)
Pension contributions to funded plans	(70)	(68)	(77)
Other, net	(76)	(47)	(66)

Net Cash Provided by Operations	1,437	1,228	1,219

Cash Flows – Investments
Capital expenditures	(854)	(725)	(715)
Acquisitions of bottlers, net of cash acquired	(49)	(33)	(155)
Proceeds from sale of property, plant and equipment	14	18	29
Other investing activities, net	6	9	(1)

Net Cash Used for Investments	(883)	(731)	(842)

Cash Flows – Financing
Short-term borrowings, net – three months or less	(106)	(107)	268
Proceeds from short-term borrowings – more than three months	167	96	74
Payments of short-term borrowings – more than three months	(211)	(74)	(68)
Proceeds from issuances of long-term debt	24	793	36
Payments of long-term debt	(42)	(604)	(36)
Minority interest distribution	(17)	(19)	(12)
Dividends paid	(113)	(90)	(64)
Excess tax benefit from exercise of stock options	14	19	–
Proceeds from exercise of stock options	159	168	109
Share repurchases	(439)	(553)	(490)

Net Cash Used for Financing	(564)	(371)	(183)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	28	1	3

Net Increase in Cash and Cash Equivalents	18	127	197
Cash and Cash Equivalents – Beginning of Year	629	502	305

Cash and Cash Equivalents – End of Year	$647	$629	$502

Supplemental Cash Flow Information – Non-Cash Investing and Financing Activities:
Liabilities incurred and/or assumed in conjunction with acquisitions of bottlers	$1	$20	$22
Change in accounts payable related to capital expenditures	$15	$7	$(6)
Acquisition of intangible asset	$315	$–	$–

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

December 29, 2007 and December 30, 2006
in millions, except per share data	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$647	$629
Accounts receivable, less allowance of $54 in 2007 and $50 in 2006	1,520	1,332
Inventories	577	533
Prepaid expenses and other current assets	342	255

Total Current Assets	3,086	2,749
Property, plant and equipment, net	4,080	3,785
Other intangible assets, net	4,181	3,768
Goodwill	1,533	1,490
Other assets	235	135

Total Assets	$13,115	$11,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,968	$1,677
Short-term borrowings	240	357
Current maturities of long-term debt	7	17

Total Current Liabilities	2,215	2,051
Long-term debt	4,770	4,754
Other liabilities	1,186	1,205
Deferred income taxes	1,356	1,293
Minority interest	973	540

Total Liabilities	10,500	9,843

Shareholders’ Equity
Common stock, par value $0.01 per share:
authorized 900 shares, issued 310 shares	3	3
Additional paid-in capital	1,805	1,751
Retained earnings (includes impact from adopting FIN 48 in fiscal year 2007 of $5)	3,124	2,708
Accumulated other comprehensive loss	(48)	(361)
Treasury stock: 86 shares and 80 shares in 2007 and 2006, respectively, at cost	(2,269)	(2,017)

Total Shareholders’ Equity	2,615	2,084

Total Liabilities and Shareholders’ Equity	$13,115	$11,927

See accompanying notes to Consolidated Financial Statements.

PART II (continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

					Accumulated
					Other
	Common	Additional	Deferred	Retained	Comprehensive	Treasury		Comprehensive
in millions, except per share data	Stock	Paid-In Capital	Compensation	Earnings	Loss	Stock	Total	Income
Balance at December 25, 2004	$3	$1,719	$(1)	$1,887	$(315)	$(1,344)	$1,949
Comprehensive income:
Net income	–	–	–	466	–	–	466	$466
Net currency translation adjustment	–	–	–	–	65	–	65	65
Cash flow hedge adjustment (net of tax and minority interest of $5)	–	–	–	–	(7)	–	(7)	(7)
Minimum pension liability adjustment (net of tax and minority interest of $3)	–	–	–	–	(5)	–	(5)	(5)

Total comprehensive income								$519

Stock option exercises: 7 shares	–	(49)	–	–	–	158	109
Tax benefit – equity awards	–	23	–	–	–	–	23
Share repurchases: 17 shares	–	–	–	–	–	(490)	(490)
Stock compensation	–	16	(13)	–	–	–	3
Cash dividends declared on common stock (per share: $0.29)	–	–	–	(70)	–	–	(70)

Balance at December 31, 2005	3	1,709	(14)	2,283	(262)	(1,676)	2,043
Comprehensive income:
Net income	–	–	–	522	–	–	522	$522
Net currency translation adjustment	–	–	–	–	25	–	25	25
Cash flow hedge adjustment (net of tax and minority interest of $(5))	–	–	–	–	8	–	8	8
Minimum pension liability adjustment (net of tax and minority interest of $(21))	–	–	–	–	27	–	27	27
FAS 158 – pension liability adjustment (net of tax and minority interest of $124)	–	–	–	–	(159)	–	(159)	–

Total comprehensive income								$582

Stock option exercises: 9 shares	–	(44)	–	–	–	212	168
Tax benefit – equity awards	–	35	–	–	–	–	35
Share repurchases: 18 shares	–	–	–	–	–	(553)	(553)
Stock compensation	–	51	14	–	–	–	65
Cash dividends declared on common stock (per share: $0.41)	–	–	–	(97)	–	–	(97)

Balance at December 30, 2006	3	1,751	–	2,708	(361)	(2,017)	2,084
Comprehensive income:
Net income	–	–	–	532	–	–	532	$532
Net currency translation adjustment	–	–	–	–	220	–	220	220
Cash flow hedge adjustment (net of tax and minority interest of $(1))	–	–	–	–	(1)	–	(1)	(1)
Pension and postretirement medical benefit plans adjustment (net of tax and minority interest of $(72))	–	–	–	–	94	–	94	94

Total comprehensive income								$845

Stock option exercises: 7 shares	–	(28)	–	–	–	187	159
Tax benefit – equity awards	–	22	–	–	–	–	22
Share repurchases: 13 shares	–	–	–	–	–	(439)	(439)
Stock compensation	–	60	–	–	–	–	60
Impact from adopting FIN 48	–	–	–	5	–	–	5
Cash dividends declared on common stock (per share: $0.53)	–	–	–	(121)	–	–	(121)

Balance at December 29, 2007	$3	$1,805	$–	$3,124	$(48)	$(2,269)	$2,615

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share data)

Note 1 – Basis of Presentation

The Pepsi Bottling Group, Inc. is the world’s largest manufacturer, seller and distributor of Pepsi-Cola beverages. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the U.S., Mexico, Canada, Spain, Russia, Greece and Turkey. When used in these Consolidated Financial Statements, “PBG,” “we,” “our,” “us” and the “Company” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC (“Bottling LLC”), our principal operating subsidiary.

At December 29, 2007, PepsiCo, Inc. (“PepsiCo”) owned 79,011,358 shares of our common stock, consisting of 78,911,358 shares of common stock and all 100,000 authorized shares of Class B common stock. At December 29, 2007, PepsiCo owned approximately 35.2 percent of our outstanding common stock and 100 percent of our outstanding Class B common stock, together representing 41.7 percent of the voting power of all classes of our voting stock. In addition, PepsiCo owns approximately 6.7 percent of the equity of Bottling LLC. We fully consolidate the results of Bottling LLC and present PepsiCo’s share as minority interest in our Consolidated Financial Statements.

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

Our Board of Directors has the authority to provide for the issuance of up to 20,000,000 shares of preferred stock, and to determine the price and terms, including, but not limited to, preferences and voting rights of those shares without stockholder approval. At December 29, 2007, there was no preferred stock outstanding.

Certain reclassifications were made to the prior years’ Consolidated Financial Statements to conform to the current year presentation, including a classification correction for certain miscellaneous costs incurred from product losses in the trade. Approximately $90 million and $92 million of costs incurred, which were incorrectly included in selling, delivery and administrative expenses, were reclassified to cost of sales in our Consolidated Statements of Operations for the years ended 2006 and 2005, respectively.

Note 2 – Summary of Significant Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. GAAP often requires management to make judgments, estimates and assumptions that affect a number of amounts included in our financial statements and related disclosures. Actual results may differ from these estimates.

Basis of Consolidation – We consolidate in our financial statements, entities in which we have a controlling financial interest, as well as variable interest entities where we are the primary beneficiary. Minority interest in earnings and ownership has been recorded for the percentage of these entities not owned by PBG. We have eliminated all intercompany accounts and transactions in consolidation.

On March 1, 2007, together with PepsiCo we formed PR Beverages Limited (“PR Beverages”), a venture that will enable us to strategically invest in Russia to accelerate our growth. In connection with the formation of this venture, PBG contributed its business in Russia to PR Beverages, and PepsiCo entered into bottling agreements with PR Beverages for PepsiCo beverage products sold in Russia on the same terms as in effect for PBG immediately prior to the venture. PepsiCo granted PR Beverages an exclusive license to manufacture and sell the concentrate for such products. PR Beverages has contracted with a PepsiCo subsidiary to manufacture such concentrate. PepsiCo also agreed to contribute in the future an additional $83 million to the venture in the form of property, plant and equipment, of which $15 million was contributed in fiscal year 2007.

We have a majority interest in the venture and maintain management of the day-to-day operations. As a result of the formation of PR Beverages, we fully consolidate the venture’s financial results and record minority interest related to PepsiCo’s 40 percent interest in the venture. For further information about the PR Beverages venture see Note 6.

Fiscal Year – Our U.S. and Canadian operations report using a fiscal year that consists of fifty-two weeks, ending on the last Saturday in December. Every five or six years a fifty-third week is added. Fiscal years 2007 and 2006 consisted of fifty-two weeks. In 2005, our fiscal year consisted of fifty-three weeks (the additional week was added to the fourth quarter). Our remaining countries report using a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:

Quarter	U.S. & Canada	Mexico & Europe
First Quarter	12 weeks	January and February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks/17 weeks (FY 2005)	September, October, November and December

PART II (continued)

Revenue Recognition – Revenue, net of sales returns, is recognized when our products are delivered to customers in accordance with the written sales terms. We offer certain sales incentives on a local and national level through various customer trade agreements designed to enhance the growth of our revenue. Customer trade agreements are accounted for as a reduction to our revenues.

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

Advertising and Marketing Costs – We are involved in a variety of programs to promote our products. We include advertising and marketing costs in selling, delivery and administrative expenses. Advertising and marketing costs were $424 million, $403 million and $421 million in 2007, 2006 and 2005, respectively, before bottler incentives received from PepsiCo and other brand owners.

Bottler Incentives – PepsiCo and other brand owners, at their discretion, provide us with various forms of bottler incentives. These incentives cover a variety of initiatives, including direct marketplace support and advertising support. We classify bottler incentives as follows:

•	Direct marketplace support represents PepsiCo’s and other brand owners’ agreed-upon funding to assist us in offering sales and promotional discounts to retailers and is generally recorded as an adjustment to cost of sales. If the direct marketplace support is a reimbursement for a specific, incremental and identifiable program, the funding is recorded as an offset to the cost of the program either in net revenues or selling, delivery and administrative expenses.
•	Advertising support represents agreed-upon funding to assist us for the cost of media time and promotional materials and is generally recorded as an adjustment to cost of sales. Advertising support that represents reimbursement for a specific, incremental and identifiable media cost, is recorded as a reduction to advertising and marketing expenses within selling, delivery and administrative expenses.

Total bottler incentives recognized as adjustments to net revenues, cost of sales and selling, delivery and administrative expenses in our Consolidated Statements of Operations were as follows:

	Fiscal Year Ended
	2007	2006	2005
Net revenues	$66	$67	$51
Cost of sales	626	612	589
Selling, delivery and administrative expenses	67	70	79

Total bottler incentives	$759	$749	$719

Certain corrections were made to prior years’ disclosure of reported bottler incentives recognized in cost of sales. Total bottler incentives for 2006 and 2005 have been reduced by approximately $37 million and $15 million, respectively. The correction had no impact on our Consolidated Financial Statements.

Share-Based Compensation – The Company grants a combination of stock option awards and restricted stock units to our middle and senior management and our Board of Directors. See Note 4 for further discussion on our share-based compensation.

Shipping and Handling Costs – Our shipping and handling costs reported in the Consolidated Statements of Operations are recorded primarily within selling, delivery and administrative expenses. Such costs recorded within selling, delivery and administrative expenses totaled $1.7 billion, $1.7 billion and $1.5 billion in 2007, 2006 and 2005, respectively.

Foreign Currency Gains and Losses and Currency Translation – We translate the balance sheets of our foreign subsidiaries at the exchange rates in effect at the balance sheet date, while we translate the statements of operations at the average rates of exchange during the year. The resulting translation adjustments of our foreign subsidiaries are included in accumulated other comprehensive loss, net of minority interest on our Consolidated Balance Sheets. Transactional gains and losses arising from currency exchange rate fluctuations on transactions in foreign currency that is different from the local functional currency are included in net other non-operating (income) expenses on our Consolidated Statements of Operations. Foreign currency gains and losses reflect both transactional gains and losses in our foreign operations, as well as translational gains and losses arising from the re-measurement into U.S. dollars of the net monetary assets of businesses in highly inflationary countries. Beginning January 1, 2006, Turkey was no longer considered to be a highly inflationary economy for accounting purposes.

Pension and Postretirement Medical Benefit Plans – We sponsor pension and other postretirement medical benefit plans in various forms in the U.S. and other similar plans in our international locations, covering employees who meet specified eligibility requirements.

The assets, liabilities and expense associated with our international plans were not significant to our results of operations, and accordingly other assumptions regarding these plans are not included in the discussion below.

The discount rate assumption used in our pension and postretirement medical benefit plans’ accounting is based on current interest rates for high-quality, long-term corporate debt as determined on each measurement date. In evaluating the expected rate of return on assets for a given fiscal year, we consider the actual 10 to 15-year historical returns on asset classes in the PBG sponsored pension plans’ investment portfolio, reflecting the weighted-average return of our asset allocation and use them as a guide for future returns. We use a market-related value method that recognizes each year’s asset gain or loss over a five-year period. Therefore, it takes five years for the gain or loss from any one year to be fully included in the other gains and losses calculation. Other gains and losses resulting from changes in actuarial assumptions and from differences between assumed and actual experience are also determined at each measurement. To the extent the amount of all unrecognized gains and losses exceeds 10 percent of the larger of the pension benefit obligation or plan assets, such amount is amortized over the average remaining service period of active participants. We amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits.

See Note 10 for further discussion on our pension and postretirement medical benefit plans.

Income Taxes – Our effective tax rate is based on pre-tax income, statutory tax rates, tax laws and regulations and tax planning strategies available to us in the various jurisdictions in which we operate. Significant management judgment is required in determining our effective tax rate and in evaluating our tax positions.

As of the beginning of our 2007 fiscal year, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. We recognize the impact of our tax positions in our financial statements if those positions will more likely than not be sustained on audit, based on the technical merit of the position.

Our deferred tax assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize in the future. We establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.

See Note 11 for further discussion on our income taxes.

Earnings Per Share – We compute basic earnings per share by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock that would then participate in net income.

Cash and Cash Equivalents – Cash and cash equivalents include all highly liquid investments with original maturities not exceeding three months at the time of purchase. The fair value of our cash and cash equivalents approximate the amounts shown on our Consolidated Balance Sheets due to their short-term nature.

Allowance for Doubtful Accounts – A portion of our accounts receivable will not be collected due to non-payment, bankruptcies and sales returns. Our accounting policy for the provision for doubtful accounts requires reserving an amount based on the evaluation of the aging of accounts receivable, sales return trend analysis, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers.

Inventories – We value our inventories at the lower of cost or net realizable value. The cost of our inventory is generally computed on the first-in, first-out method.

Property, Plant and Equipment – We record property, plant and equipment (“PP&E”) at cost, except for PP&E that has been impaired, for which we write down the carrying amount to estimated fair market value, which then becomes the new cost basis.

Other Intangible Assets, Net and Goodwill – Goodwill and other intangible assets with indefinite useful lives are not amortized, but are evaluated for impairment annually, or more frequently if facts and circumstances indicate that the assets may be impaired. The Company completed the annual impairment test for 2007 in the fourth quarter and no impairment was determined.

Other intangible assets that are subject to amortization are amortized on a straight-line basis over the period in which we expect to receive economic benefit, which generally ranges from five to twenty years, and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable.

The determination of the expected life will be dependent upon the use and underlying characteristics of the intangible asset. In our evaluation of these intangible assets, we consider the nature and terms of the underlying agreements; our intent and ability to use the specific asset; the age and market position of the products within the territories we are entitled to sell; the historical and projected growth of those products; and costs, if any, to renew the agreement.

If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques.

PART II (continued)

Casualty Insurance Costs – In the United States, we use a combination of insurance and self-insurance mechanisms, including a wholly owned captive insurance entity. This captive entity participates in a reinsurance pool for a portion of our workers’ compensation risk. We provide self-insurance for the workers’ compensation risk retained by the Company and automobile risks up to $10 million per occurrence, and product and general liability risks up to $5 million per occurrence. For losses exceeding these self-insurance thresholds, we purchase casualty insurance from a third-party provider. Our liability for casualty costs was $240 million as of December 29, 2007 of which $65 million was reported in accounts payable and other current liabilities and $175 million was recorded in other liabilities in our Consolidated Balance Sheet. At December 30, 2006, our liability for casualty costs was $214 million of which $62 million was reported in accounts payable and other current liabilities and $152 million was recorded in other liabilities in our Consolidated Balance Sheet. Our liability for casualty costs is estimated using individual case-based valuations and statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. We do not discount our loss expense reserves.

Minority Interest – Minority interest is recorded for the entities that we consolidate but are not wholly owned by PBG. At December 29, 2007, PBG owned 93.3 percent of Bottling LLC and PepsiCo owned the remaining 6.7 percent. Additionally, PepsiCo has a 40 percent ownership interest in the PR Beverages venture, a consolidated venture under Bottling LLC. Minority interest recorded in our Consolidated Financial Statements is primarily comprised of PepsiCo’s share of the consolidated net income and net assets of Bottling LLC as well as PepsiCo’s share of the net income and net assets of the PR Beverages venture.

Treasury Stock – We record the repurchase of shares of our common stock at cost and classify these shares as treasury stock within shareholders’ equity. Repurchased shares are included in our authorized and issued shares but not included in our shares outstanding. We record shares reissued using an average cost. At December 29, 2007, we had 150 million shares authorized under our share repurchase program. Since the inception of our share repurchase program in October 1999, we have repurchased approximately 132 million shares and have reissued approximately 46 million for stock option exercises.

Financial Instruments and Risk Management – We use derivative instruments to hedge against the risk of adverse movements associated with commodity prices, interest rates and foreign currency. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

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

We also may enter into a derivative instrument for which hedge accounting is not required because it is entered into to offset changes in the fair value of an underlying transaction recognized in earnings (“economic hedge”). These instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

Commitments and Contingencies – We are subject to various claims and contingencies related to lawsuits, environmental and other matters arising out of the normal course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.

New Accounting Standards

SFAS No. 157
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. Certain provisions of SFAS 157 become effective beginning with our first quarter 2008 fiscal period. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.

SFAS No. 158
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). Effective December 30, 2006, the Company adopted the balance sheet recognition provision of this standard and accordingly recognized the funded status of each of the pension, postretirement plans, and other similar plans we sponsor. Effective for fiscal year ending 2008, the standard also requires the measurement date for PBG sponsored plan assets and liabilities to coincide with our fiscal year-end. SFAS 158 provides two transition alternatives related to the change in measurement date provisions. We will adopt the measurement date provisions of SFAS 158 on the first day of fiscal year 2008 and will use the “two-measurement” approach. We are currently evaluating the impact of the measurement date provision of the standard on our Consolidated Financial Statements.

SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective beginning with our first quarter 2008 fiscal period. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective beginning with our first quarter 2009 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective beginning with our first quarter 2009 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

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

Note 3 – Earnings per Share

The following table reconciles the shares outstanding and net earnings used in the computations of both basic and diluted earnings per share:

	Fiscal Year Ended
Shares in millions	2007	2006	2005
Net Income	$532	$522	$466
Weighted average shares outstanding during period on which basic earnings per share is calculated	226	236	243
Effect of dilutive shares:
Incremental shares under stock compensation plans	7	6	7

Weighted average shares outstanding during period on which diluted earnings per share is calculated	233	242	250
Basic earnings per share	$2.35	$2.22	$1.91
Diluted earnings per share	$2.29	$2.16	$1.86

Diluted earnings per share reflects the potential dilution that could occur if stock options or other equity awards from our stock compensation plans were exercised and converted into common stock that would then participate in net income. For the year ended December 29, 2007, there were no shares excluded from the diluted earnings per share calculation. For the years ended December 30, 2006 and December 31, 2005, options to purchase 1.7 million shares and 9.9 million shares, respectively, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average market price of the Company’s common shares during the related periods and the effect of including the options in the computation would be antidilutive.

Note 4 – Share-Based Compensation

Accounting for Share-Based Compensation – Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic-value based method of accounting, compensation expense for stock options granted to the Company’s employees was measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. The Company’s policy is to grant stock options at fair value on the date of grant and as a result, no compensation expense was historically recognized for stock options.

PART II (continued)

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

Total share-based compensation expense recognized in the Consolidated Statement of Operations is as follows:

	Fiscal Year Ended
	2007	2006
Total share-based compensation expense	$62	$65
Income tax benefit	(17)	(18)
Minority interest	(5)	(4)

Net income impact	$40	$43

The adoption of SFAS 123R reduced our basic earnings per share by $0.18 and our diluted earnings per share by $0.17 for both the fiscal years ended 2007 and 2006.

The following table shows the effect on net income and earnings per share for the year ended December 31, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”:

Fiscal Year
Ended
2005
Net income:
As reported	$466
Add: Total share-based employee compensation included in reported net income, net of taxes and minority interest	1
Less: Total share-based employee compensation determined under fair-value based method for all awards, net of taxes and minority interest	(43)

Pro forma	$424

Earnings per share:
Basic – as reported	$1.91
Basic – pro forma	1.74
Diluted – as reported	1.86
Diluted – pro forma	1.68

Share-Based Long-Term Incentive Compensation Plans – Prior to 2006, we granted non-qualified stock options to certain employees, including middle and senior management under our share-based long-term incentive compensation plans (“incentive plans”). Additionally, we granted restricted stock units to certain senior executives. Non-employee members of our Board of Directors (“Directors”) participate in a separate incentive plan and receive non-qualified stock options or restricted stock units.

Beginning in 2006, we granted a mix of stock options and restricted stock units to middle and senior management employees and Directors under our incentive plans.

Shares available for future issuance to employees and Directors under existing plans were 8.7 million at December 29, 2007.

The fair value of PBG stock options was estimated at the date of grant using the Black-Scholes-Merton option-valuation model. The table below outlines the weighted-average assumptions for options granted during years ended December 29, 2007, December 30, 2006 and December 31, 2005:

	2007	2006	2005
Risk-free interest rate	4.5%	4.7%	4.1%
Expected term (in years)	5.6	5.7	5.8
Expected volatility	25%	27%	28%
Expected dividend yield	1.8%	1.5%	1.1%

The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining expected term. The expected term of the options represents the estimated period of time employees will retain their vested stocks until exercise. Due to the lack of historical experience in stock option exercises, we estimate expected term utilizing a combination of the simplified method as prescribed by the United States Securities and Exchange Commission’s Staff Accounting Bulletin No. 110 and historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the implied volatility of its traded options. The expected dividend yield is management’s long-term estimate of annual dividends to be paid as a percentage of share price.

The fair value of restricted stock units is based on the fair value of PBG stock on the date of grant.

We receive a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price when the options are exercised over the exercise price of the options. Additionally, we receive a tax deduction for restricted stock units equal to the fair market value of PBG’s stock at the date of conversion to PBG stock. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from equity awards as operating cash inflows in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the grant-date fair value for these equity awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. For the year ended December 29, 2007, we recognized $29 million in tax benefits from the exercise of equity awards in the Consolidated Statements of Cash Flows, of which $14 million was recorded as excess tax benefits as an increase in cash from financing with the remaining being recorded in cash from operations.

As of December 29, 2007, there was approximately $70 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options – Stock options expire after 10 years and prior to the 2006 grant year, stock options granted to employees were generally exercisable 25 percent per year for the first two years, and the remainder after three years. Beginning in 2006, new stock options granted to employees generally vest ratably over three years. Stock options granted to Directors are typically fully vested on the grant date.

The following table summarizes option activity during the year ended December 29, 2007:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual	Intrinsic
	(in millions)	per Share	Term (years)	Value
Outstanding at December 30, 2006	32.1	$24.11
Granted	3.4	30.99
Exercised	(7.2)	22.12
Forfeited	(1.4)	28.74

Outstanding at December 29, 2007	26.9	25.27	5.9	$395

Vested or expected to vest at December 29, 2007	26.6	25.22	5.8	392

Exercisable at December 29, 2007	18.6	23.29	4.8	310

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $39.96 as of the last business day of the period ended December 29, 2007.

For the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the weighted-average grant-date fair value of stock options granted was $8.19, $8.75 and $8.68, respectively. The total intrinsic value of stock options exercised during the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $100 million, $115 million and $89 million, respectively.

Restricted Stock Units– Restricted stock units granted to employees generally vest over three years. In addition, restricted stock unit awards to certain senior executives contain vesting provisions that are contingent upon the achievement of pre-established performance targets. The initial restricted stock unit award to Directors remains restricted while the individual serves on the Board. The annual grants to Directors vest immediately, but may be deferred. All restricted stock unit awards are settled in shares of PBG common stock.

PART II (continued)

The following table summarizes restricted stock unit activity during the year ended December 29, 2007:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant-Date	Contractual	Intrinsic
	(in thousands)	Fair Value	Term (years)	Value
Outstanding at December 30, 2006	1,697	$28.96
Granted	1,129	31.02
Converted	(18)	28.60
Forfeited	(429)	28.86

Outstanding at December 29, 2007	2,379	29.96	1.7	$95

Vested or expected to vest at December 29, 2007	2,286	29.92	1.7	91

Convertible at December 29, 2007	146	27.83	–	6

For the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the weighted-average grant-date fair value of restricted stock units granted was $31.02, $29.55 and $28.12, respectively. The total intrinsic value of restricted stock units converted during the years ended December 29, 2007 and December 30, 2006 was approximately $575 thousand and $248 thousand, respectively. No restricted stock units were converted during fiscal year 2005.

Note 5 – Balance Sheet Details

	2007	2006
Accounts Receivable
Trade accounts receivable	$1,319	$1,163
Allowance for doubtful accounts	(54)	(50)
Accounts receivable from PepsiCo	188	168
Other receivables	67	51

	$1,520	$1,332

Inventories
Raw materials and supplies	$195	$201
Finished goods	382	332

	$577	$533

Prepaid Expenses and Other Current Assets
Prepaid expenses	$290	$214
Other current assets	52	41

	$342	$255

Property, Plant and Equipment, net
Land	$320	$291
Buildings and improvements	1,484	1,404
Manufacturing and distribution equipment	4,091	3,705
Marketing equipment	2,389	2,425
Capital leases	36	60
Other	164	172

	8,484	8,057
Accumulated depreciation	(4,404)	(4,272)

	$4,080	$3,785

Capital leases primarily represent manufacturing and distribution equipment and other equipment.

We calculate depreciation on a straight-line basis over the estimated lives of the assets as follows:

Buildings and improvements	20–33 years
Manufacturing and distribution equipment	2–15 years
Marketing equipment	2–7 years

Industrial Revenue Bonds – Pursuant to the terms of an industrial revenue bond, we transferred title of certain fixed assets with a net book value of $50 million to a state governmental authority in the U.S. to receive a property tax abatement. The title of these assets will revert back to PBG upon retirement or cancellation of the bond. These fixed assets are still recognized in the Company’s Consolidated Balance Sheet as all risks and rewards remain with the Company.

	2007	2006
Accounts Payable and Other Current Liabilities
Accounts payable	$615	$525
Accounts payable to PepsiCo	255	234
Trade incentives	235	194
Accrued compensation and benefits	276	237
Other accrued taxes	140	111
Accrued interest	70	74
Other current liabilities	377	302

	$1,968	$1,677

Note 6 – Other Intangible Assets, net and Goodwill

The components of other intangible assets are as follows:

	2007	2006
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$54	$54
Franchise/distribution rights	46	45
Other identified intangibles	30	32

	130	131

Accumulated amortization:
Customer relationships and lists	(15)	(11)
Franchise/distribution rights	(31)	(27)
Other identified intangibles	(17)	(16)

	(63)	(54)

Intangibles subject to amortization, net	67	77

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,235	3,128
Licensing rights	315	–
Distribution rights	294	297
Trademarks	213	215
Other identified intangibles	57	51

Intangibles not subject to amortization	4,114	3,691

Total other intangible assets, net	$4,181	$3,768

During the first quarter of 2007, we acquired franchise and bottling rights for select Cadbury Schweppes brands in the Northern California region from Nor-Cal Beverage Company, Inc. As a result of the acquisition, we recorded approximately $50 million of non-amortizable franchise rights.

As a result of the formation of the PR Beverages venture in the second quarter of 2007, we recorded licensing rights valued at $315 million, representing the fair value of the exclusive license and related rights granted by PepsiCo to PR Beverages to manufacture and sell the concentrate for PepsiCo beverage products sold in Russia. The licensing rights have an indefinite useful life and are not subject to amortization. For further discussion on the PR Beverages venture see Note 2.

During the third quarter of 2006, the Company completed the acquisition of Bebidas Purificadas, S.A. de C.V. (“Bepusa”), a bottler in the northwestern region of Mexico. The acquisition did not have a material impact on our Consolidated Financial Statements.

Intangible asset amortization – Intangible asset amortization expense was $10 million, $12 million and $15 million in 2007, 2006 and 2005, respectively. Amortization expense for each of the next five years is estimated to be approximately $9 million or less.

Goodwill – The changes in the carrying value of goodwill by reportable segment for the years ended December 30, 2006 and December 29, 2007 are as follows:

	U.S. & Canada	Europe	Mexico	Total
Balance at December 31, 2005	$1,240	$16	$260	$1,516
Purchase price allocations relating to acquisitions	(11)	–	(11)	(22)
Impact of foreign currency translation	–	–	(4)	(4)

Balance at December 30, 2006	1,229	16	245	1,490
Purchase price allocations relating to acquisitions	1	–	(16)	(15)
Impact of foreign currency translation	60	1	(3)	58

Balance at December 29, 2007	$1,290	$17	$226	$1,533

The purchase price allocations include goodwill allocations as a result of the Bepusa acquisition and adjustments to goodwill as a result of changes in taxes associated with prior year acquisitions.

Note 7 – Short-term Borrowings and Long-term Debt

	2007	2006
Short-term borrowings
Current maturities of long-term debt and capital leases	$7	$17
Other short-term borrowings	240	357

	$247	$374

Long-term debt
5.63% (6.4% effective rate)(2)(3) senior notes due 2009	$1,300	$1,300
4.63% (4.6% effective rate)(3) senior notes due 2012	1,000	1,000
5.00% (5.2% effective rate) senior notes due 2013	400	400
4.13% (4.4% effective rate) senior notes due 2015	250	250
5.50% (5.4% effective rate) senior notes due 2016	800	800
7.00% (7.1% effective rate) senior notes due 2029	1,000	1,000
Capital leases obligations (Note 8)	9	33
Other (average rate 6.9%)	29	13

	4,788	4,796
SFAS 133 adjustment(1)	–	(13)
Unamortized discount, net	(11)	(12)
Current maturities of long-term debt and capital leases	(7)	(17)

	$4,770	$4,754

(1)	In accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the portion of our fixed-rate debt obligations that is hedged is reflected in our Consolidated Balance Sheets as an amount equal to the sum of the debt’s carrying value plus a SFAS 133 fair value adjustment, representing changes recorded in the fair value of the hedged debt obligations attributable to movements in market interest rates.

(2)	Effective interest rates include the impact of the gain/loss realized on swap instruments and represent the rates that were achieved in 2007.

(3)	These notes are guaranteed by PepsiCo.

PART II (continued)

Aggregate Maturities – Long-term Debt – Aggregate maturities of long-term debt as of December 29, 2007 are as follows: 2008: $3 million, 2009: $1,301 million, 2010: $25 million, 2012: $1,000 million and 2013 and thereafter: $2,450 million. We do not have any maturities in 2011. The maturities of long-term debt do not include the capital lease obligations, the non-cash impact of the SFAS 133 adjustment and the interest effect of the unamortized discount.

2007 Short-Term Debt Activities – In October 2007, we amended and restated our existing $450 million committed revolving credit facility to $1.2 billion with a new maturity date of October 2012 (“2007 Agreement”). The existing $550 million committed revolving credit facility was terminated. Our committed credit facility of $1.2 billion, which is guaranteed by Bottling LLC, supports our $1.2 billion commercial paper program. Subject to certain conditions stated in the 2007 Agreement, funds borrowed may also be used to issue standby letters of credit up to $400 million and for general corporate purposes during the term of the agreement.

At December 29, 2007, we had $50 million in outstanding commercial paper with a weighted-average interest rate of 5.3 percent. At December 30, 2006, we had $115 million in outstanding commercial paper with a weighted-average interest rate of 5.4 percent.

In addition to the revolving credit facility, we had available bank credit lines of approximately $748 million at year-end 2007. These lines were primarily used to support the general operating needs of our international locations. As of year-end 2007, we had $190 million outstanding under these lines of credit at a weighted-average interest rate of 5.3 percent. As of year-end 2006, we had available short-term bank credit lines of approximately $741 million with $242 million outstanding at a weighted-average interest rate of 5.0 percent.

Debt Covenants – Certain of our senior notes have redemption features and non-financial covenants that will, among other things, limit our ability to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets. Additionally, certain of our credit facilities and senior notes have financial covenants consisting of the following:

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

As of December 29, 2007 we were in compliance with all debt covenants.

Interest Payments and Expense – Amounts paid to third parties for interest, net of settlements from our interest rate swaps, was $305 million, $289 million and $246 million in 2007, 2006 and 2005, respectively. Total interest expense incurred during 2007, 2006 and 2005 was $305 million, $298 million and $258 million, respectively.

Letters of Credit, Bank Guarantees and Surety Bonds – At December 29, 2007, we have outstanding letters of credit, bank guarantees and surety bonds valued at $262 million from financial institutions primarily to provide collateral for estimated self-insurance claims and other insurance requirements.

Note 8 – Leases

We have non-cancelable commitments under both capital and long-term operating leases, principally for real estate, office equipment and vending equipment. Certain of our operating leases for real estate contain escalation clauses, holiday rent allowances and other rent incentives. We recognize rent expense on our operating leases, including these allowances and incentives, on a straight-line basis over the lease term. The difference between rent expense and rent paid is recorded as deferred rent. Capital and operating lease commitments expire at various dates through 2072. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.

The cost of real estate, office equipment and vending equipment under capital leases is included in the Consolidated Balance Sheet as property, plant and equipment. Amortization of assets under capital leases is included in depreciation expense.

Capital lease additions totaled $7 million, $33 million and $2 million for 2007, 2006 and 2005, respectively. Included in the 2006 additions was a $25 million capital lease agreement with PepsiCo to lease vending equipment. In 2007, we repaid the entire capital lease obligation with PepsiCo for this vending equipment.

The future minimum lease payments by year and in the aggregate, under capital leases and non-cancelable operating leases consisted of the following at December 29, 2007:

	Leases
	Capital	Operating
2008	$4	$54
2009	2	39
2010	1	32
2011	1	18
2012	1	14
Thereafter	2	115

Total	$11	$272

Less: Amount representing interest	2

Present value of net minimum lease payments	9
Less: current portion of net minimum lease payments	4

Long-term portion of net minimum lease payments	$5

The total minimum rentals to be received in the future from our non-cancelable subleases were $4 million at December 29, 2007.

Components of net rental expense under operating leases:

	2007	2006	2005
Minimum rentals	$114	$99	$90
Sublease rental income	(2)	(3)	(2)

Net Rental Expense	$112	$96	$88

Note 9 – Financial Instruments and Risk Management

We are subject to the risk of loss arising from adverse changes in commodity prices, foreign exchange rates, interest rates, and PBG stock prices. In the normal course of business, we manage these risks through a variety of strategies, including the use of derivatives. Certain of these derivatives are designated as either cash flow or fair value hedges.

Cash Flow Hedges – We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We use future and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of raw materials and energy used in our operations. These contracts generally range from one to 12 months in duration and qualify for cash flow hedge accounting treatment.

We are subject to foreign currency transactional risks in certain of our international territories for transactions that are denominated in currencies that are different from their functional currency. We enter into forward exchange contracts to hedge portions of our forecasted U.S. dollar purchases in our Canadian business. These contracts generally range from one to 12 months in duration and qualify for cash flow hedge accounting treatment.

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

PART II (continued)

The following summarizes activity in AOCL related to derivatives designated as cash flow hedges held by the Company during the applicable periods:

	Before			Net of
	Minority			Minority
	Interest	Minority		Interest
	and Taxes	Interest	Taxes	and Taxes
Accumulated net gains as of December 25, 2004	$17	$(1)	$(6)	$10
Net changes in the fair value of cash flow hedges	5	–	(2)	3
Net gains reclassified from AOCL into earnings	(17)	1	6	(10)

Accumulated net gains as of December 31, 2005	5	–	(2)	3
Net changes in the fair value of cash flow hedges	14	(1)	(5)	8
Net gains reclassified from AOCL into earnings	(1)	–	1	–

Accumulated net gains as of December 30, 2006	18	(1)	(6)	11
Net changes in the fair value of cash flow hedges	(4)	–	–	(4)
Net losses reclassified from AOCL into earnings	4	–	(1)	3

Accumulated net gains as of December 29, 2007	$18	$(1)	$(7)	$10

Assuming no change in the commodity prices and foreign currency rates as measured on December 29, 2007, $4 million of deferred gain will be recognized in earnings over the next 12 months. The ineffective portion of the change in fair value of these contracts was not material to our results of operations in 2007, 2006 or 2005.

Fair Value Hedges – We finance a portion of our operations through fixed-rate debt instruments. We effectively converted $550 million of our senior notes to floating-rate debt through the use of interest rate swaps with the objective of reducing our overall borrowing costs. These interest rate swaps meet the criteria for fair value hedge accounting and are 100 percent effective in eliminating the market rate risk inherent in our long-term debt. Accordingly, any gain or loss associated with these swaps is fully offset by the opposite market impact on the related debt. During 2007, the fair value of the interest rate swap liability decreased from $13 million at December 30, 2006 to $0.3 million at December 29, 2007. In 2007, the fair value change of our swaps and debt was recorded in other liabilities and long-term debt in our Consolidated Balance Sheets.

Foreign Currency Hedges – In 2007, we entered into forward exchange contracts to economically hedge a portion of intercompany receivable balances that are denominated in Mexican pesos. We recognized $0.4 million of a loss in 2007, resulting from changes in the fair value of these forward exchange contracts. The earnings impact from these instruments is classified in other non-operating (income) expenses in the Consolidated Statements of Operations.

Unfunded Deferred Compensation Liability – Our unfunded deferred compensation liability is subject to changes in our stock price as well as price changes in other equity and fixed-income investments. Participating employees in our deferred compensation program can elect to defer all or a portion of their compensation to be paid out on a future date or dates. As part of the deferral process, employees select from phantom investment options that determine the earnings on the deferred compensation liability and the amount that they will ultimately receive. Employee investment elections include PBG stock and a variety of other equity and fixed-income investment options.

Since the plan is unfunded, employees’ deferred compensation amounts are not directly invested in these investment vehicles. Instead, we track the performance of each employee’s investment selections and adjust his or her deferred compensation account accordingly. The adjustments to employees’ accounts increases or decreases the deferred compensation liability reflected on our Consolidated Balance Sheets with an offsetting increase or decrease to our selling, delivery and administrative expenses.

We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on our stock price. At December 29, 2007, we had a prepaid forward contract for 610,000 shares at a price of $41.37, which was accounted for as an economic hedge. This contract requires cash settlement and has a fair value at December 29, 2007, of $24 million recorded in prepaid expenses and other current assets in our Consolidated Balance Sheet. The fair value of this contract changes based on the change in our stock price compared with the contract exercise price. We recognized income of $5 million and $2 million in 2007 and 2006, respectively, resulting from the change in fair value of these prepaid forward contracts. The earnings impact from these instruments is recorded in selling, delivery and administrative expenses.

Other Financial Assets and Liabilities – Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities and short-term debt. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities and since interest rates approximate current market rates for short-term debt.

Long-term debt at December 29, 2007, had a carrying value and fair value of $4.8 billion and $4.9 billion, respectively, and at December 30, 2006, had a carrying value and fair value of $4.8 billion and $4.9 billion, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

Note 10 – Pension and Postretirement Medical Benefit Plans

Employee Benefit Plans – We sponsor both pension and other postretirement medical benefit plans in various forms in the United States and other similar pension plans in our international locations, covering employees who meet specified eligibility requirements.

On December 30, 2006, we adopted the funded status provision of SFAS 158 which requires that we recognize the overfunded or underfunded status of each of our defined benefit pension plans and other postretirement plans as an asset or liability on our December 30, 2006 balance sheet. Subsequent changes in the funded status are recognized through comprehensive income in the year in which they occur. SFAS 158 also requires that beginning in 2008 our assumptions used to measure our annual pension and postretirement medical expenses be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. For fiscal years ending 2007 and prior, the majority of our pension and other postretirement plans used a September 30 measurement date and all plan assets and obligations were generally reported as of that date.

The assets, liabilities and expense associated with our international plans were not significant to our results of operations and are not included in the tables and discussion presented below.

Defined Benefit Pension Plans – Our U.S. employees that were hired prior to January 1, 2007 participate in non-contributory defined benefit pension plans, which cover substantially all full-time salaried employees, as well as most hourly employees. Benefits generally are based on years of service and compensation, or stated amounts for each year of service. Effective January 1, 2007, newly hired salaried and non-union hourly employees are not eligible to participate in these plans. All of our qualified plans are funded and contributions are made in amounts not less than the minimum statutory funding requirements and not more than the maximum amount that can be deducted for U.S. income tax purposes.

Postretirement Medical Plans – Our postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.

Defined Contribution Benefits – Nearly all of our U.S. employees are eligible to participate in our 401(k) plans, which are voluntary defined contribution savings plans. We make matching contributions to the 401(k) savings plans on behalf of participants eligible to receive such contributions. If a participant has less than 10 years of service, our match will equal $0.50 for each dollar the participant elects to defer up to four percent of the participant’s pay. If the participant has 10 or more years of eligible service, our match will equal $1.00 for each dollar the participant elects to defer up to four percent of the participant’s pay. Salaried and non-union hourly employees hired in the U.S. on or after January 1, 2007 also receive an additional Company retirement contribution equal to two percent of their compensation into their 401(k) account. Defined contribution expense was $27 million, $22 million and $20 million in 2007, 2006 and 2005, respectively.

Components of net pension expense and other amounts recognized in other comprehensive income

	Pension
	2007	2006	2005
Net pension expense
Service cost	$55	$53	$46
Interest cost	90	82	75
Expected return on plan assets – (income)	(102)	(94)	(90)
Amortization of net loss	38	38	30
Amortization of prior service amendments	7	9	7
Special termination benefits	4	–	9

Net pension expense for the defined benefit plans	$92	$88	$77

Other comprehensive income
Prior service cost arising during the year	$8	N/A	N/A
Net (gain) loss arising during the year	(114)	N/A	N/A
Amortization of net loss	(38)	N/A	N/A
Amortization of prior service amendments	(7)	N/A	N/A

Total recognized in other comprehensive income(1)	$(151)

Total recognized in net pension expense and other comprehensive income	$(59)	$88	$77

(1)	Prior to taxes and minority interest

PART II (continued)

Components of postretirement medical expense and other amounts recognized in other comprehensive income

	Postretirement
	2007	2006	2005
Net postretirement expense
Service cost	$5	$4	$3
Interest cost	20	20	22
Amortization of net loss	4	7	8
Amortization of prior service amendments	–	–	(1)

Net postretirement expense	$29	$31	$32

Other comprehensive income
Net (gain) loss arising during the year	$(4)	N/A	N/A
Amortization of net loss	(4)	N/A	N/A

Total recognized in other comprehensive income(1)	$(8)

Total recognized in net postretirement expense and other comprehensive income	$21	$31	$32

(1)	Prior to taxes and minority interest

Changes in Benefit Obligations and Plan Assets

	Pension		Postretirement
	2007	2006	2007	2006
Changes in benefit obligations
Obligation at beginning of year	$1,539	$1,439	$354	$384
Service cost	55	53	5	4
Interest cost	90	82	20	20
Plan amendments	8	(8)	–	1
Actuarial (gain) / loss	(53)	43	(4)	(32)
Benefit payments	(57)	(69)	(23)	(23)
Special termination benefits	4	–	–	–
Adjustment for Medicare Subsidy	–	–	1	–
Transfers	(1)	(1)	–	–

Obligation at end of year	$1,585	$1,539	$353	$354

	Pension		Postretirement
	2007	2006	2007	2006
Changes in the fair value of plan assets
Fair value of plan assets at beginning of year	$1,289	$1,149	$–	$–
Actual return on plan assets	163	114	–	–
Transfers	(1)	(1)	–	–
Employer contributions	61	96	22	23
Adjustment for Medicare Subsidy	–	–	1	–
Benefit payments	(57)	(69)	(23)	(23)

Fair value of plan assets at end of year	$1,455	$1,289	$–	$–

	Pension		Postretirement
	2007	2006	2007	2006
Amounts included in AOCL(1)
Prior Service Cost	$48	$47	$3	$3
Net Loss	308	460	90	98

Total	$356	$507	$93	$101

(1)	Prior to taxes and minority interest

	Pension	Postretirement
Estimated gross amounts in AOCL to be amortized in 2008
Prior Service Cost	$8	$–
Net Loss	$16	$3

The accumulated benefit obligations for all U.S. pension plans was $1,458 million and $1,407 million at December 29, 2007 and December 30, 2006, respectively.

	Pension		Postretirement
	2007	2006	2007	2006
Selected information for plans with liabilities in excess of plan assets
Projected benefit obligation	$777	$1,539	$353	$354
Accumulated benefit obligation	$649	$1,407	$353	$354
Fair value of plan assets(1)	$598	$1,299	$–	$–

(1)	Includes fourth quarter employer contributions.

	Pension		Postretirement
	2007	2006	2007	2006
Reconciliation of funded status
Funded status at measurement date	$(130)	$(250)	$(353)	$(354)
Fourth quarter employer contributions/payments	23	10	4	5

Funded status at end of year	$(107)	$(240)	$(349)	$(349)

Amounts recognized
Other assets	$69	$–	$–	$–
Accounts payable and other current liabilities	(5)	(1)	(26)	(26)
Other liabilities	(171)	(239)	(323)	(323)

Total liabilities	(107)	(240)	(349)	(349)
Accumulated other comprehensive loss(1)	356	507	93	101

Net amount recognized	$249	$267	$(256)	$(248)

(1)	Prior to taxes and minority interest

	Pension			Postretirement
Weighted Average Assumptions	2007	2006	2005	2007	2006	2005
Expense discount rate	6.00%	5.80%	6.15%	5.80%	5.55%	6.15%
Liability discount rate	6.35%	6.00%	5.80%	6.20%	5.80%	5.55%
Expected return on plan assets(1)	8.50%	8.50%	8.50%	N/A	N/A	N/A
Expense rate of compensation increase	3.55%	3.53%	3.60%	3.55%	3.53%	3.60%
Liability rate of compensation increase	3.56%	3.55%	3.53%	3.56%	3.55%	3.53%

(1)	Expected return on plan assets is presented after administration expenses.

In evaluating the expected rate of return on pension plan assets, we consider the actual 10 to 15-year historical returns on asset classes in PBG sponsored pension plans’ investment portfolio, reflecting the weighted-average return of our asset allocation and use them as a guide for future returns. Over time, the expected rate of return on pension plan assets should approximate the actual long-term returns. Based on the historical and estimated future returns of the pension plans’ portfolio, we estimate the long-term rate of return on assets for our pension plans to be 8.50 percent in 2008.

Funding and Plan Assets	Allocation Percentage
	Target	Actual	Actual
Asset Category	2008	2007	2006
Equity securities	75%	75%	76%
Debt securities	25%	25%	24%

The table above shows the target allocation and actual allocation. Target allocations of PBG sponsored pension plans’ assets reflect the long-term nature of our pension liabilities. None of the assets are invested directly in equity or debt instruments issued by PBG, PepsiCo or any bottling affiliates of PepsiCo, although it is possible that insignificant indirect investments exist through our broad market indices. PBG sponsored pension plans’ equity investments are diversified across all areas of the equity market (i.e., large, mid and small capitalization stocks as well as international equities). PBG sponsored pension plans’ fixed income investments are also diversified and consist of both corporate and U.S. government bonds. The pension plans do not invest directly in any derivative investments. The pension plans’ assets are held in a pension trust account at our trustee’s bank.

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

Health Care Cost Trend Rates – We have assumed an average increase of 9.5 percent in 2008 in the cost of postretirement medical benefits for employees who retired before cost sharing was introduced. This average increase is then projected to decline gradually to five percent in 2015 and thereafter.

Assumed health care cost trend rates have an impact on the amounts reported for postretirement medical plans. A one-percentage point change in assumed health care costs would have the following impact:

	1% Increase	1% Decrease
Effect on total fiscal year 2007 service and interest cost components	$1	$(1	)*
Effect on the fiscal year 2007 postretirement benefit obligation	$5	$(4)

*	Impact was slightly less than $0.5 million.

Pension and Postretirement Cash Flow – We do not fund our pension plan and postretirement medical plans when our contributions would not be tax deductible or when benefits would be taxable to the employee before receipt. Of the total U.S. pension liabilities at December 29, 2007, $70 million relates to pension plans not funded due to these unfavorable tax consequences.

Employer Contributions	Pension	Postretirement
2006	$66	$22
2007	$74	$21
2008 (expected)	$30	$26

Expected Benefits – The expected benefit payments made from PBG sponsored pension and postretirement medical plans (with and without the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003) to our participants over the next ten years are as follows:

	Pension	Postretirement

		Including	Excluding
		Medicare	Medicare
Expected Benefit Payments		Subsidy	Subsidy
2008	$67	$26	$27
2009	$68	$26	$28
2010	$73	$27	$28
2011	$80	$28	$29
2012	$88	$28	$29
2013 to 2017	$563	$147	$153

PART II (continued)

Note 11 – Income Taxes

The details of our income tax provision are set forth below:

	2007	2006	2005
Current:
Federal	$168	$154	$238
Foreign	25	36	48
State	26	30	26

	219	220	312

Deferred:
Federal	(41)	(26)	(36)
Foreign	5	(35)	(19)
State	(6)	–	(10)

	(42)	(61)	(65)

	$177	$159	$247

In 2007, our tax provision includes higher taxes on higher international earnings, as well as the following significant items:

•	Valuation allowances – During 2007, we reversed deferred tax asset valuation allowances resulting in an $11 million tax benefit. These reversals were due to improved profitability trends in Russia.
•	Tax audit settlement – The statute of limitations for the Internal Revenue Service (“IRS”) audit of our 2001-2002 tax returns closed on June 30, 2007, and we released approximately $46 million in reserves for uncertain tax benefits relating to such audit.
•	Tax rate changes – During 2007, changes to the income tax laws in Canada, Mexico and certain state jurisdictions in the U.S. were enacted. These law changes required us to re-measure our net deferred tax liabilities which resulted in a net decrease to our income tax expense of approximately $13 million before the impact of minority interest.

In 2006, our tax provision includes increased taxes on U.S. earnings and additional contingencies related to certain historic tax positions, as well as the following significant items:

•	Valuation allowances – During 2006, we reversed deferred tax asset valuation allowances resulting in a $34 million tax benefit. These reversals were due to improved profitability trends and certain restructurings in Spain, Russia and Turkey.
•	Tax audit settlement – The statute of limitations for the IRS audit of our 1999-2000 tax returns closed on December 30, 2006, and we released approximately $55 million in tax contingency reserves relating to such audit.
•	Tax rate changes – During 2006, changes to the income tax laws in Canada, Turkey and certain jurisdictions within the U.S. were enacted. These law changes required us to re-measure our net deferred tax liabilities using lower tax rates which decreased our income tax expense by approximately $11 million before the impact of minority interest.

In 2005, our tax provision includes increased taxes on U.S. earnings and additional contingencies related to certain historic tax positions, as well as the following significant items:

•	Valuation allowances – During 2005, we reversed deferred tax asset valuation allowances resulting in a $27 million tax benefit. These reversals were due in part to improved profitability trends in Russia and a change to the Russia tax law that enabled us to use a greater amount of our Russian net operating loss carryforwards (“NOLs”). Additionally, the implementation of U.S. legal entity restructuring contributed to the remainder of the valuation allowance reversal.
•	International legal entity and debt restructuring – During 2005, we completed the reorganization of our international legal entity and debt structure to allow for more efficient cash mobilization, to reduce taxable foreign exchange risks and to reduce potential future tax costs. This reorganization resulted in a $22 million tax charge.

Our U.S. and foreign income before income taxes is set forth below:

	2007	2006	2005
U.S.	$474	$485	$588
Foreign	235	196	125

	$709	$681	$713

Below is our reconciliation of the income tax rate from the U.S. federal statutory rate to our effective tax rate:

	2007	2006	2005
Income taxes computed at the U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	2.2	4.2	2.1
Impact of foreign results	(4.5)	(1.8)	(4.4)
Change in valuation allowances, net	(3.5)	(7.5)	(6.0)
Nondeductible expenses	2.6	1.9	1.8
Other, net	1.5	1.3	3.2
International legal entity and debt restructuring reserves	–	–	3.0
Release of tax reserves from audit settlements	(6.5)	(8.0)	–
Tax rate change benefit	(1.8)	(1.7)	–

Total effective income tax rate	25.0%	23.4%	34.7%

The details of our 2007 and 2006 deferred tax liabilities (assets) are set forth below:

	2007	2006
Intangible assets and property, plant and equipment	$1,585	$1,620
Investments	178	80
Other	41	27

Gross deferred tax liabilities	1,804	1,727

Net operating loss carryforwards	(366)	(275)
Employee benefit obligations	(248)	(310)
Bad debts	(11)	(12)
Various liabilities and other	(218)	(105)

Gross deferred tax assets	(843)	(702)
Deferred tax asset valuation allowance	244	195

Net deferred tax assets	(599)	(507)

Net deferred tax liability	$1,205	$1,220

Consolidated Balance Sheets Classification
Prepaid expenses and other current assets	$(129)	$(58)
Other assets	(24)	(21)
Accounts payable and other current liabilities	2	6
Deferred income taxes	1,356	1,293

Net amount recognized	$1,205	$1,220

We have NOLs totaling $1,398 million at December 29, 2007, which resulted in deferred tax assets of $366 million and which may be available to reduce future taxes in the U.S., Spain, Russia, Greece, Turkey and Mexico. Of these NOLs, $33 million expire in 2008 and $1,365 million expire at various times between 2009 and 2027. At December 29, 2007, we have tax credit carryforwards in the U.S. of $1 million with an indefinite carryforward period and in Mexico of $41 million, which expire at various times between 2009 and 2017. We establish valuation allowances on our deferred tax assets, including NOLs and tax credits, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Our valuation allowances, which reduce our deferred tax assets to an amount that will more likely than not be realized, were $244 million at December 29, 2007. Our valuation allowance increased $49 million in 2007 and decreased $33 million in 2006.

Approximately $8 million of our valuation allowance relating to our deferred tax assets at December 29, 2007, would be applied to reduce goodwill if reversed in future periods.

Deferred taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are expected to be permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary difference totaled $1,113 million at December 29, 2007 and $858 million at December 30, 2006, respectively. Determination of the amount of unrecognized deferred income taxes related to this temporary difference is not practicable.

Income taxes receivable from taxing authorities were $19 million and $35 million at December 29, 2007 and December 30, 2006, respectively. Such amounts are recorded within prepaid expenses and other current assets in our Consolidated Balance Sheets. Income taxes payable to taxing authorities were $36 million and $20 million at December 29, 2007 and December 30, 2006, respectively. Such amounts are recorded within accounts payable and other current liabilities in our Consolidated Balance Sheets.

Income taxes receivable from PepsiCo were $7 million and $6 million at December 29, 2007 and December 30, 2006, respectively. Such amounts are recorded within accounts receivable in our Consolidated Balance Sheets. Amounts paid to taxing authorities and PepsiCo for income taxes were $195 million, $203 million and $235 million in 2007, 2006 and 2005, respectively.

We have a tax separation agreement with PepsiCo, which among other provisions, specifies that PepsiCo maintain full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before our initial public offering that occurred in March 1999. However, PepsiCo may not settle any issue without our written consent, which consent cannot be unreasonably withheld. PepsiCo has contractually agreed to act in good faith with respect to all tax examination matters affecting us. In accordance with the tax separation agreement, we will bear our allocable share of any cost or benefit resulting from the settlement of tax matters affecting us for these periods. The IRS is currently examining PBG’s and PepsiCo’s joint tax returns for 1998 through March 1999.

In 2007, we adopted FIN 48, which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. As a result, as of the beginning of 2007, we recognized a $5 million increase to retained earnings from the cumulative effect of adoption of FIN 48.

Below is a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, which are recorded in our Consolidated Balance Sheet.

2007
Balance at beginning of year	$239
Increases due to tax positions related to prior years	32
Increases due to tax positions related to the current year	15
Decreases due to tax positions related to prior years	(19)
Decreases due to tax positions related to the current year	–
Decreases due to settlements with taxing authorities	(6)
Decreases due to lapse of statute of limitations	(49)
Currency translation adjustment	8

Balance at end of year	$220

PART II (continued)

Of the ending balance above, $212 million is reported in Other Liabilities, $5 million is reported in Accounts Payable and Other Current Liabilities and $3 million is reported as a reduction in deferred tax assets in our Consolidated Financial Statements. Approximately $169 million of unrecognized benefits would impact our effective tax rate over time, if recognized.

During the fiscal year 2007, we recognized $1 million of expense, net of reversals, for interest and penalties related to unrecognized tax positions in the income tax expense line of our Consolidated Statements of Operations. We had approximately $83 million of gross interest and penalties accrued at the beginning of 2007 and $77 million at the end of fiscal year ended 2007.

We file annual income tax returns in the United States (“U.S.”) federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the outcome that is more likely than not to occur. We adjust these unrecognized tax benefits, as well as the related interest and penalties, in light of changing facts and circumstances. The resolution of a matter could be recognized as an adjustment to our provision for income taxes and our effective tax rate in the period of resolution, and may also require a use of cash.

The number of tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the U.S., Mexico, Canada and Russia. In the U.S., the IRS statute of limitations for our 2001 and 2002 tax years expired on June 30, 2007. As a result, we recorded $46 million of a net non-cash benefit in our Consolidated Statement of Operations in the third quarter of 2007. The IRS initiated its audit of our U.S. income tax returns for the 2003 through 2005 tax years in the second quarter of 2007. The audit is progressing and we cannot reasonably estimate the timing or the change in unrecognized tax benefits from the resolution of any matters resulting from the audit on our Consolidated Financial Statements.

In Canada, income tax audits have been completed for all tax years through 2004. We are in agreement with the audit results except for one matter which we continue to dispute for our 1999 through 2004 tax years. We cannot reasonably estimate the timing or the change in unrecognized tax benefit from the resolution of this matter on our Consolidated Financial Statements. The audit of our Canadian tax return for the 2005 tax year started in the fourth quarter of 2007. The audit is progressing, however, we cannot reasonably estimate the timing or the change in unrecognized tax benefits from the resolution of any matters resulting from the audit on our Consolidated Financial Statements.

In Russia, tax audits have been concluded for our 2002 through 2004 tax years. We continue to dispute certain matters relating to these tax years and do not anticipate the resolution of the open matters to significantly impact our financial statements. Our 2005 and 2006 tax years remain open in Russia and certain legal entities are currently under audit. The audit is in its initial stages and we cannot reasonably estimate the timing or the change in unrecognized tax benefits from the resolution of any matters resulting from the audit on our Consolidated Financial Statements.

The Mexican statute of limitations for the 2001 tax year expired in the second quarter of 2007, the impact of which was not material to our Consolidated Financial Statements. The Mexican tax authorities initiated their audit of the 2002 and 2003 tax years in the fourth quarter of 2007. The audit is in its initial stages and we cannot reasonably estimate the timing or the change in unrecognized tax benefits from the resolution of any matters resulting from the audit on our Consolidated Financial Statements.

Note 12 – Segment Information

We operate in one industry, carbonated soft drinks and other ready-to-drink beverages, and all of our segments derive revenue from these products. We conduct business in all or a portion of the U.S., Mexico, Canada, Spain, Russia, Greece and Turkey. Beginning with the fiscal quarter ended March 25, 2006, PBG changed its financial reporting methodology to three reportable segments – U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. The operating segments of the U.S. and Canada are aggregated into a single reportable segment due to their economic similarity as well as similarity across products, manufacturing and distribution methods, types of customers and regulatory environments.

Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment. We evaluate the performance of these segments based on operating income or loss. Operating income or loss is exclusive of net interest expense, minority interest, foreign exchange gains and losses and income taxes.

The Company has restated fiscal year 2005 segment information presented in the tables below to conform to the current segment reporting structure.

	Net Revenues
	2007	2006	2005
U.S. & Canada	$10,336	$9,910	$9,342
Europe	1,872	1,534	1,366
Mexico	1,383	1,286	1,177

Worldwide net revenues	$13,591	$12,730	$11,885

Net revenues in the U.S. were $9,202, $8,901 and $8,438 in 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, the Company did not have one individual customer that represented 10% of total revenues, although sales to Wal-Mart Stores, Inc. and its affiliated companies were 9.7% of our revenues in 2007, primarily as a result of transactions in the U.S. & Canada segment.

	Operating Income
	2007	2006	2005
U.S. & Canada	$893	$878	$926
Europe	106	57	35
Mexico	72	82	62

Worldwide operating income	1,071	1,017	1,023
Interest expense, net	274	266	250
Other non-operating (income) expenses, net	(6)	11	1
Minority interest	94	59	59

Income before income taxes	$709	$681	$713

For the fiscal years ended 2007 and 2006, operating income includes the impact of adopting SFAS 123R. The comparable period in 2005 has not been restated as described in Note 4.

	Total Assets			Long-Lived Assets(1)
	2007	2006	2005	2007	2006	2005
U.S. & Canada	$9,737	$9,044	$8,869	$7,572	$7,150	$7,175
Europe	1,671	1,072	894	1,014	554	459
Mexico	1,707	1,811	1,761	1,443	1,474	1,478

Worldwide total	$13,115	$11,927	$11,524	$10,029	$9,178	$9,112

(1)	Long-lived assets represent property, plant and equipment, other intangible assets, goodwill and other assets.

Long-lived assets in the U.S. were $6,319, $6,108 and $6,129 in 2007, 2006 and 2005, respectively.

	Capital Expenditures			Depreciation and Amortization
	2007	2006	2005	2007	2006	2005
U.S. & Canada	$626	$558	$546	$510	$514	$486
Europe	146	99	96	72	52	63
Mexico	82	68	73	87	83	81

Worldwide total	$854	$725	$715	$669	$649	$630

Note 13 – Related Party Transactions

PepsiCo is a related party due to the nature of our franchise relationship and its ownership interest in our Company. The most significant agreements that govern our relationship with PepsiCo consist of:

(1)	Master Bottling Agreement for cola beverages bearing the Pepsi-Cola and Pepsi trademarks in the U.S.; bottling agreements and distribution agreements for non-cola beverages; and a master fountain syrup agreement in the U.S.;

(2)	Agreements similar to the Master Bottling Agreement and the non-cola agreement for each country in which we operate, as well as a fountain syrup agreement for Canada;

(3)	A shared services agreement where we obtain various services from PepsiCo and provide services to PepsiCo;

(4)	Russia Venture Agreement related to the formation of PR Beverages. For further information about the Russia Venture Agreement see Note 2 and Note 6; and

(5)	Transition agreements that provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the initial public offering.

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

PART II (continued)

PepsiCo are terminated for this or for any other reason, it would have a material adverse effect on our business and financial results.

The following income (expense) amounts are considered related party transactions as a result of our relationship with PepsiCo and its affiliates:

	2007	2006	2005
Net revenues:
Bottler incentives and other arrangements(a)	$66	$67	$51

Cost of sales:
Purchases of concentrate and finished products, and royalty fees(b)	$(3,406)	$(3,227)	$(2,993)
Bottler incentives and other arrangements(a)	582	570	544

Total cost of sales	$(2,824)	$(2,657)	$(2,449)

Selling, delivery and administrative expenses:
Bottler incentives and other arrangements(a)	$66	$69	$78
Fountain service fee(c)	188	178	183
Frito-Lay purchases(d)	(270)	(198)	(144)
Shared services(e):
Shared services expense	(57)	(61)	(69)
Shared services revenue	8	8	8

Net shared services	(49)	(53)	(61)

HFCS(f)	–	–	23

Total selling, delivery and administrative expenses	$(65)	$(4)	$79

Income tax benefit:(g)	$7	$6	$3

(a) Bottler Incentives and Other Arrangements – In order to promote PepsiCo beverages, PepsiCo, at its discretion, provides us with various forms of bottler incentives. These incentives cover a variety of initiatives, including direct marketplace support and advertising support. We record most of these incentives as an adjustment to cost of sales unless the incentive is for reimbursement of a specific, incremental and identifiable cost. Under these conditions, the incentive would be recorded as an offset against the related costs, either in net revenues or selling, delivery and administrative expenses. Changes in our bottler incentives and funding levels could materially affect our business and financial results.

Certain corrections were made to prior years’ disclosure of reported bottler incentives recognized in cost of sales. Total bottler incentives for 2006 and 2005 have been reduced by approximately $25 million and $15 million, respectively. The correction had no impact on our Consolidated Financial Statements.

(b) Purchases of Concentrate and Finished Product – As part of our franchise relationship, we purchase concentrate from PepsiCo, pay royalties and produce or distribute other products through various arrangements with PepsiCo or PepsiCo joint ventures. The prices we pay for concentrate, finished goods and royalties are generally determined by PepsiCo at its sole discretion. Concentrate prices are typically determined annually. In January 2007, PepsiCo increased the price of U.S. concentrate by 3.7 percent. PepsiCo has recently announced a further increase of approximately three percent, effective January 2008 in the U.S. Significant changes in the amount we pay PepsiCo for concentrate, finished goods and royalties could materially affect our business and financial results. These amounts are reflected in cost of sales in our Consolidated Statements of Operations.

(c) Fountain Service Fee – We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Fees received from PepsiCo for these transactions offset the cost to provide these services. The fees and costs for these services are recorded in selling, delivery and administrative expenses in our Consolidated Statements of Operations.

(d) Frito-Lay Purchases – We purchase snack food products from Frito-Lay, Inc. (“Frito”), a subsidiary of PepsiCo, for sale and distribution in Russia primarily to accommodate PepsiCo with the infrastructure of our distribution network. Frito would otherwise be required to source third-party distribution services to reach their customers in Russia. We make payments to PepsiCo for the cost of these snack products and retain a minimal net fee based on the gross sales price of the products. Payments for the purchase of snack products are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.

(e) Shared Services – We provide to and receive various services from PepsiCo and PepsiCo affiliates pursuant to a shared services agreement and other arrangements. In the absence of these agreements, we would have to obtain such services on our own. We might not be able to obtain these services on terms, including cost, which are as favorable as those we receive from PepsiCo. Total expenses incurred and income generated is reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.

(f) High Fructose Corn Syrup (“HFCS”) Settlement – On June 28, 2005, Bottling LLC and PepsiCo entered into a settlement agreement related to the allocation of certain proceeds from the settlement of the HFCS class action lawsuit. The lawsuit related to purchases of high fructose corn syrup by several companies, including bottling entities owned and operated by PepsiCo, during the period from July 1, 1991 to June 30, 1995 (the “Class Period”). Certain of the bottling entities owned by PepsiCo were transferred to

PBG when PepsiCo formed PBG in 1999 (the “PepsiCo Bottling Entities”). Under the settlement agreement with PepsiCo, the Company ultimately received 45.8 percent (or approximately $23 million) of the total recovery related to HFCS purchases by PepsiCo Bottling Entities during the Class Period. Total proceeds are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.

(g) Income Tax Benefit – Total settlements under the tax separation agreement are recorded in income tax expense in our Consolidated Statements of Operations. For information about our tax separation agreement with PepsiCo, see Note 11.

Other Related Party Transactions
Bottling LLC will distribute pro-rata to PepsiCo and PBG, based upon membership interest, sufficient cash such that aggregate cash distributed to us will enable us to pay our income taxes and interest on our $1 billion 7% senior notes due 2029. PepsiCo’s pro-rata cash distribution during 2007, 2006 and 2005 from Bottling LLC was $17 million, $19 million and $12 million, respectively.

In accordance with our tax separation agreement with PepsiCo, in 2006 PBG reimbursed PepsiCo $5 million for our obligations with respect to certain IRS matters relating to the tax years 1998 through March 1999.

There are certain manufacturing cooperatives whose assets, liabilities and results of operations are consolidated in our financial statements. Concentrate purchases from PepsiCo by these cooperatives, not included in the table above, for the years ended 2007, 2006 and 2005 were $143 million, $72 million and $25 million, respectively.

As of December 29, 2007 and December 30, 2006, the receivables from PepsiCo and its affiliates were $188 million and $168 million, respectively. Our receivables from PepsiCo are shown as part of accounts receivable in our Consolidated Financial Statements. As of December 29, 2007 and December 30, 2006, the payables to PepsiCo and its affiliates were $255 million and $234 million, respectively. Our payables to PepsiCo are shown as part of accounts payable and other current liabilities in our Consolidated Financial Statements.

On March 1, 2007, we and PepsiCo formed PR Beverages Limited, a joint venture comprising PepsiCo’s concentrate and our bottling businesses in Russia. For further details regarding this transaction, see Note 2 and Note 6.

One of our board members has been designated by PepsiCo. This board member, who retired from PepsiCo in June 2007, does not serve on our Audit and Affiliated Transactions Committee, Compensation and Management Development Committee or Nominating and Corporate Governance Committee. In addition, one of the managing directors of Bottling LLC is an officer of PepsiCo.

Note 14 – Restructuring Charges and Full Service Vending Rationalization

Restructuring Charges

Organizational Realignment – On August 8, 2007, we announced a restructuring program (the “Organizational Realignment”) to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. As part of the Organizational Realignment we reduced the number of business units in the U.S. & Canada from eight to six to centralize decision making and increase speed to market, resulting in the elimination of approximately 200 positions. The restructuring program also resulted in the elimination of approximately 650 positions in Mexico and Europe, many of which were hourly frontline positions in warehouse and production.

The Organizational Realignment is expected to cost $30 to $35 million over the course of the program, which is primarily for severance, relocation and other employee-related costs. As of December 29, 2007, we had eliminated approximately 800 positions across all reporting segments and incurred a pre-tax charge of approximately $26 million, which was recorded in selling, delivery and administrative expenses. The remaining costs, which primarily relate to relocation expenses in the U.S., will be recorded in the first quarter of 2008.

Substantially all costs associated with the Organizational Realignment required cash payments in 2007 or will require cash payments in 2008. Additionally, in connection with the elimination of positions primarily in Mexico, we made approximately $4 million of employee benefit payments pursuant to existing unfunded termination indemnity plans. These benefit payments have been accrued for in previous periods and, therefore, are not included in our estimated cost for this program and are not included in the tables below. The following table summarizes the pre-tax costs associated with the Organizational Realignment by reportable segment for the year ended December 29, 2007:

	Worldwide	U.S. & Canada	Europe
Costs incurred through December 29, 2007	$26	$18	$8

PART II (continued)

The following table summarizes the nature of and activity related to pre-tax costs associated with the Organizational Realignment for the year ended December 29, 2007:

		Severance	Enhanced
		& Related	Pension	Relocation
	Total	Benefits	Benefits	& Other
Costs incurred through December 29, 2007	$26	$15	$4	$7
Cash payments (pre-tax)	(13)	(7)	–	(6)
Non-cash settlements	(1)	–	–	(1)

Remaining costs accrued at December 29, 2007	$12	$8	$4	$–

Other Restructuring Charges – In the fourth quarter of 2007, we implemented and completed an additional phase of restructuring actions to improve operating efficiencies. In addition to the amounts discussed above, we recorded a pre-tax charge of approximately $4 million in selling, delivery and administrative expenses, primarily related to employee termination costs in Mexico, and eliminated an additional 800 positions as a result of this phase of the restructuring.

Full Service Vending Rationalization
On October 1, 2007, we adopted a Full Service Vending (“FSV”) Rationalization plan, which we expect to complete by the end of the second quarter of 2008, to rationalize our vending asset base in our U.S. & Canada segment by disposing older underperforming assets and redeploying certain assets to higher return accounts.

Over the course of the FSV Rationalization plan, we will incur a pre-tax charge of $30 to $35 million, the majority of which is non-cash, including costs associated with the removal of these assets from service, disposal costs and redeployment expenses.

During the fourth quarter of 2007 we incurred a pre-tax charge of approximately $23 million in connection with this action. The pre-tax charge is recorded in selling, delivery and administrative expenses.

Note 15 – Contingencies

We are subject to various claims and contingencies related to lawsuits, environmental and other matters arising out of the normal course of business. We believe that the ultimate liability arising from such claims or contingencies, if any, in excess of amounts already recognized is not likely to have a material adverse effect on our results of operations, financial position or liquidity.

Note 16 – Accumulated Other Comprehensive Loss

The year-end balances related to each component of AOCL were as follows:

	2007	2006	2005
Net currency translation adjustment	$199	$(21)	$(46)
Cash flow hedge adjustment(1)	10	11	3
Minimum pension liability adjustment(2)	–	(192)	(219)
Adoption of SFAS 158(3)	–	(159)	–
Pension and postretirement medical benefit plans adjustment(4)	(257)	–	–

Accumulated other comprehensive loss	$(48)	$(361)	$(262)

(1)	Net of minority interest and taxes of $(8) million in 2007, $(7) million in 2006 and $(2) million in 2005.
(2)	Net of minority interest and taxes of $143 million in 2006 and $164 million in 2005.
(3)	Net of minority interest and taxes of $124 million in 2006.
(4)	Net of minority interest and taxes of $195 million in 2007.

Note 17 – Selected Quarterly Financial Data (unaudited)

Quarter to quarter comparisons of our financial results are impacted by our fiscal year cycle and the seasonality of our business. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of fixed costs, such as depreciation and interest, which are not significantly impacted by business seasonality.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
2007(1)
Net revenues	$2,466	$3,360	$3,729	$4,036	$13,591
Gross profit	1,123	1,535	1,726	1,837	6,221
Operating income	120	338	433	180	1,071
Net income	29	162	260	81	532
Diluted earnings per share(2)	$0.12	$0.70	$1.12	$0.35	$2.29

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
2006(1)
Net revenues	$2,367	$3,138	$3,460	$3,765	$12,730
Gross profit(3)	1,096	1,453	1,588	1,693	5,830
Operating income	121	315	383	198	1,017
Net income	34	148	207	133	522
Diluted earnings per share(2)	$0.14	$0.61	$0.86	$0.55	$2.16

(1)	For additional unaudited information see “Items affecting comparability of our financial results” in Management’s Financial Review in Item 7.
(2)	Diluted earnings per share are computed independently for each of the periods presented.
(3)	We reclassified certain costs in our 2006 Consolidated Statement of Operations to conform to the 2007 presentation. See Note 1 for further information about this reclassification. Accordingly, some of the 2006 amounts presented above may vary from the amounts reported in the quarterly reports filed during 2006.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
The Pepsi Bottling Group, Inc.
Somers, New York

We have audited the accompanying consolidated balance sheets of The Pepsi Bottling Group, Inc. and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, effective December 31, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised.

As discussed in Note 10 to the consolidated financial statements, effective December 30, 2006, the Company adopted Statement on Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” related to the requirement to recognize the funded status of a benefit plan.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
February 27, 2008

PART II (continued)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Item 7, Management’s Financial Review – Market Risks and Cautionary Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included in Item 7, Management’s Financial Review – Financial Statements.

Bottling LLC’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is attached hereto as Exhibit 99.1 as required by the SEC as a result of Bottling LLC’s guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

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

Based on this assessment, management concluded that PBG’s internal control over financial reporting was effective as of December 29, 2007. Management has not identified any material weaknesses in PBG’s internal control over financial reporting as of December 29, 2007.

Our independent auditors, Deloitte & Touche, LLP (“D&T”), who have audited and reported on our financial statements, issued an attestation report on PBG’s internal control over financial reporting. D&T’s reports are included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
The Pepsi Bottling Group, Inc.
Somers, New York

We have audited the internal control over financial reporting of The Pepsi Bottling Group, Inc. and subsidiaries (the “Company”) as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

/s/ Deloitte & Touche LLP

New York, New York
February 27, 2008

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and background of each of our directors nominated for election are contained under the caption “Election of Directors” in our Proxy Statement for our 2008 Annual Meeting of Shareholders. Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported in Part I of this Report under the caption “Executive Officers of the Registrant.”

Information on compliance with Section 16(a) of the Exchange Act is contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Ownership of PBG Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance.”

Information regarding the adoption of our Worldwide Code of Conduct, any material amendments thereto and any related waivers are contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Corporate Governance – Worldwide Code of Conduct.”

The identification of our Audit Committee members and our Audit Committee financial expert is contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Corporate Governance – Committees of the Board of Directors.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information on compensation of our directors and certain named executive officers is contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the captions “Director Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Information regarding compensation committee interlocks and insider participation is contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

The information furnished under the caption “Compensation Committee Report” is contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to securities authorized for issuance under PBG’s equity compensation plans is contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Executive Compensation — Equity Compensation Plan Information” and is incorporated herein by reference.

Information on the number of shares of our common stock beneficially owned by each director, each named executive officer and by all directors and all executive officers as a group is contained under the caption “Ownership of PBG Common Stock – Ownership of Common Stock by Directors and Executive Officers” and information on each beneficial owner of more than 5% of PBG common stock is contained under the caption “Ownership of PBG Common Stock – Stock Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain transactions between PBG, PepsiCo and their affiliates and certain other persons, as well as our procedures for the review, approval or ratification of any such transactions, is set forth under the caption “Transactions with Related Persons” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Information on the independence of our directors is contained under the caption “Corporate Governance – Director Independence” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal years 2007 and 2006 by Deloitte & Touche LLP for services rendered to PBG is set forth under the caption “Independent Accountants Fees and Services” in the Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit and Affiliated Transactions Committee is set forth under the caption “Independent Accountants Fees and Services – Pre-Approval Policies and Procedures” in the Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND
FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements. The following consolidated financial statements of PBG and its subsidiaries are included herein:

Consolidated Statements of Operations – Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005.

Consolidated Statements of Cash Flows – Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005.

Consolidated Balance Sheets – December 29, 2007 and December 30, 2006.

Consolidated Statements of Changes in Shareholders’ Equity – Fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules. The following financial statement schedule of PBG and its subsidiaries is included in this Report on the page indicated:

Page
Schedule II – Valuation and Qualifying Accounts for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	66

3. Exhibits

See Index to Exhibits on pages 67 - 69.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, The Pepsi Bottling Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2008

The Pepsi Bottling Group, Inc.

By:	/s/ Eric J. Foss
Eric J. Foss
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Pepsi Bottling Group, Inc. and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Eric J. Foss Eric J. Foss	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2008

/s/ Alfred H. Drewes Alfred H. Drewes	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2008

/s/ Thomas M. Lardieri Thomas M. Lardieri	Vice President and Controller (Principal Accounting Officer)	February 25, 2008

/s/ Barry H. Beracha Barry H. Beracha	Non-Executive Chairman of the Board	February 25, 2008

/s/ Linda G. Alvarado Linda G. Alvarado	Director	February 25, 2008

/s/ Ira D. Hall Ira D. Hall	Director	February 25, 2008

/s/ Susan D. Kronick Susan D. Kronick	Director	February 25, 2008

/s/ Blythe J. McGarvie Blythe J. McGarvie	Director	February 25, 2008

/s/ Margaret D. Moore Margaret D. Moore	Director	February 25, 2008

/s/ John A. Quelch John A. Quelch	Director	February 25, 2008

/s/ Javier G. Teruel Javier G. Teruel	Director	February 25, 2008

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Schedule II – Valuation and Qualifying Accounts for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	66

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
THE PEPSI BOTTLING GROUP, INC.

	Balance At	Charges to		Accounts	Foreign	Balance At
	Beginning	Cost and		Written	Currency	End Of
In millions	Of Period	Expenses	Acquisitions	Off	Translation	Period
Fiscal Year Ended December 29, 2007
Allowance for losses on trade accounts receivable	$50	$11	$–	$(10)	$3	$54
Fiscal Year Ended December 30, 2006
Allowance for losses on trade accounts receivable	$51	$5	$–	$(7)	$1	$50
Fiscal Year Ended December 31, 2005
Allowance for losses on trade accounts receivable	$61	$3	$–	$(12)	$(1)	$51

Index to Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation of PBG, which are incorporated herein by reference to Exhibit 3.1 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

3.2	By-Laws of PBG, which are incorporated herein by reference to Exhibit 3.2 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

3.3	Amendment to Articles of Incorporation of PBG, which is incorporated herein by reference to Exhibit 3.3 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

3.4	Amendment to Articles of Incorporation of PBG, dated as of November 27, 2001, which is incorporated herein by reference to Exhibit 3.4 to PBG’s Annual Report on Form 10-K for the year ended December 29, 2001.

4.1	Form of common stock certificate, which is incorporated herein by reference to Exhibit 4 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.2	Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc., as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,300,000,000 5 5/8% Senior Notes due 2009, which is incorporated herein by reference to Exhibit 10.9 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.3	First Supplemental Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., Bottling Group, LLC, PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, supplementing the Indenture dated as of February 8, 1999 among Pepsi Bottling Holdings, Inc., PepsiCo, Inc. and The Chase Manhattan Bank, as trustee, which is incorporated herein by reference to Exhibit 10.10 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.4	Indenture dated as of March 8, 1999 by and among PBG, as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Notes due 2029, which is incorporated herein by reference to Exhibit 10.14 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.5	Indenture dated as of November 15, 2002 among Bottling Group, LLC, PepsiCo, Inc., as guarantor, and JPMorgan Chase Bank, as trustee, relating to $1,000,000,000 4 5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.8 to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.6	Registration Rights Agreement dated as of November 7, 2002 relating to the $1,000,000,000 4 5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.8 to Bottling Group LLC’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.7	Indenture, dated as of June 10, 2003 by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, relating to $250,000,000 4 1/8% Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.8	Registration Rights Agreement dated June 10, 2003 by and among Bottling Group, LLC, J.P. Morgan Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Citigroup Global Markets Inc, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Blaylock & Partners, L.P. and Fleet Securities, Inc, relating to $250,000,000 4 1/8% Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.3 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.9	Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Form 8-K dated October 3, 2003.

4.10	Form of Note for the $400,000,000 5.00% Senior Notes due November 15, 2013, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Form 8-K dated November 13, 2003.

4.11	Indenture, dated as of March 30, 2006, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, N.A., as trustee, which is incorporated herein by reference to Exhibit 4.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.12	Form of Note for the $800,000,000 5 1/2% Senior Notes due April 1, 2016, which is incorporated herein by reference to Exhibit 4.2 to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

10.1	Form of Master Bottling Agreement, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.2	Form of Master Syrup Agreement, which is incorporated herein by reference to Exhibit 10.2 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.3	Form of Non-Cola Bottling Agreement, which is incorporated herein by reference to Exhibit 10.3 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.4	Form of Separation Agreement, which is incorporated herein by reference to Exhibit 10.4 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.5	Form of Shared Services Agreement, which is incorporated herein by reference to Exhibit 10.5 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.6	Form of Tax Separation Agreement, which is incorporated herein by reference to Exhibit 10.6 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.7	Form of Employee Programs Agreement, which is incorporated herein by reference to Exhibit 10.7 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.8	PBG Executive Income Deferral Plan, which is incorporated herein by reference to Exhibit 10.8 to PBG’s Annual Report on Form 10-K for the year ended December 25, 1999.

10.9	PBG 1999 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.9 to PBG’s Annual Report on Form 10-K for the year ended December 25, 1999.

10.10	PBG Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.11 to PBG’s Annual Report on Form 10-K for the year ended December 25, 1999.

10.11	Amended PBG Executive Income Deferral Program, which is incorporated herein by reference to Exhibit 10.12 to PBG’s Annual Report on Form 10-K for the year ended December 30, 2000.

10.12	PBG Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.13 to PBG’s Annual Report on Form 10-K for the year ended December 30, 2000.

10.13	2002 PBG Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.15 to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

10.14	Form of Mexican Master Bottling Agreement, which is incorporated herein by reference to Exhibit 10.16 to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

10.15	Form of Employee Restricted Stock Agreement under the PBG 2004 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.16	Form of Employee Stock Option Agreement under the PBG 2004 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.2 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.17	Form of Non-Employee Director Annual Stock Option Agreement under the PBG Directors’ Stock Plan which is incorporated herein by reference to Exhibit 10.3 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.18	Form of Non-Employee Director Restricted Stock Agreement under the PBG Directors’ Stock Plan, which is incorporated herein by reference to Exhibit 10.4 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.19	Summary of the material terms of the PBG Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.6 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.20	Description of the compensation paid by PBG to its non-management directors which is incorporated herein by reference to the Directors’ Compensation section in PBG’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

10.21	Form of Director Indemnification, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 11, 2005.

10.22	PBG 2005 Executive Incentive Compensation Plan, which is incorporated herein by reference to Appendix A to PBG’s Proxy Statement for the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”).

10.23	PBG 2004 Long-Term Incentive Plan as amended and restated, effective May 25, 2005, which is incorporated herein by reference to Appendix B to the 2005 Proxy Statement.

10.24	Settlement Agreement between Bottling Group, LLC and PepsiCo, Inc. dated June 28, 2005, which is incorporated herein by reference to Exhibit 10.4 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 11, 2005.

10.25	Form of Employee Restricted Stock Unit Agreement, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2005.

10.26	Form of Non-Employee Director Restricted Stock Unit Agreement under the Amended and Restated PBG Directors’ Stock Plan which is incorporated herein by reference to Exhibit 10.32 to PBG’s Annual Report on Form 10-K for the year ended December 31, 2005.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.27	Amended and Restated PBG Directors’ Stock Plan dated as of July 19, 2006, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 9, 2006.

10.28	Amended and Restated PBG Pension Equalization Plan effective as of January 1, 2006, which is incorporated herein by reference to Exhibit 10.31 to PBG’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

10.29	Private Limited Company Agreement of PR Beverages Limited dated as of March 1, 2007 among PBG Beverages Ireland Limited, PepsiCo (Ireland), Limited and PR Beverages Limited, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2007.

10.30	U.S. $1,200,000,000 First Amended and Restated Credit Agreement dated as of October 19, 2007 among The Pepsi Bottling Group, Inc., as borrower; Bottling Group, LLC, as guarantor; Citigroup Global Markets Inc. and HSBC Securities (USA) Inc., as joint lead arrangers and book managers; Citibank, N.A., as agent; HSBC Bank USA, N.A., as syndication agent; and certain other banks identified in the First Amended and Restated Credit Agreement, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Current Report on Form 8-K dated October 19, 2007 and filed October 25, 2007.

12*	Statement re Computation of Ratios.

21*	Subsidiaries of PBG.

23*	Consent of Deloitte & Touche LLP.

24*	Power of Attorney.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Bottling Group, LLC’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

*	Filed herewith