Form 10-Q
period 2008-03-22
PEPSI BOTTLING GROUP INC
filed 2008-04-29
CIK 1076405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 22, 2008 (12 weeks)
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
N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
The number of shares of Common Stock and Class B Common Stock of The Pepsi Bottling Group, Inc. outstanding as of April 19, 2008 was 218,353,461 and 100,000, respectively.

The Pepsi Bottling Group, Inc.
Index

		Page No.
Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations — 12 weeks ended March 22, 2008 and March 24, 2007	2

	Condensed Consolidated Statements of Cash Flows — 12 weeks ended March 22, 2008 and March 24, 2007	3

	Condensed Consolidated Balance Sheets — March 22, 2008 and December 29, 2007	4

	Notes to Condensed Consolidated Financial Statements	5-16

Item 2.	Management’s Financial Review	17-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	27
EX-10.1: THE PBG DIRECTORS' STOCK PLAN (AS AMENDED AND RESTATED)
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.1: BOTTLING GROUP, LLC FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.
The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Operations
in millions, except per share amounts, unaudited

	12 Weeks Ended
	March	March
	22, 2008	24, 2007
Net revenues	$2,651	$2,466
Cost of sales	1,482	1,343

Gross profit	1,169	1,123
Selling, delivery and administrative expenses	1,061	1,003

Operating income	108	120
Interest expense, net	59	66
Other non-operating (income) expenses, net	(3)	1
Minority interest	3	8

Income before income taxes	49	45
Income tax expense	21	16

Net income	$28	$29

Basic earnings per share	$0.13	$0.13

Weighted-average shares outstanding	222	227

Diluted earnings per share	$0.12	$0.12

Weighted-average shares outstanding	229	233

Dividends declared per common share	$0.14	$0.11

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	12 Weeks Ended
	March	March
	22, 2008	24, 2007
Cash Flows — Operations
Net income	$28	$29
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	144	144
Deferred income taxes	3	(9)
Share-based compensation	12	14
Net other non-cash charges and credits	69	74
Changes in operating working capital:
Accounts receivable, net	(4)	(13)
Inventories	(88)	(125)
Prepaid expenses and other current assets	(14)	(27)
Accounts payable and other current liabilities	(86)	(32)
Income taxes payable	12	1

Net change in operating working capital	(180)	(196)
Casualty insurance payments	(16)	(15)
Other, net	(40)	(20)

Net Cash Provided by Operations	20	21

Cash Flows — Investments
Capital expenditures	(185)	(174)
Acquisitions	(27)	(49)
Proceeds from sale of property, plant and equipment	2	4
Other investing activities, net	—	6

Net Cash Used for Investments	(210)	(213)

Cash Flows — Financing
Short-term borrowings, net	341	265
Payments of long-term debt	(2)	(8)
Dividends paid	(31)	(26)
Excess tax benefit from the exercise of equity awards	1	1
Proceeds from exercise of stock options	7	16
Share repurchases	(180)	(141)

Net Cash Provided by Financing	136	107

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3)	(4)

Net Decrease in Cash and Cash Equivalents	(57)	(89)
Cash and Cash Equivalents — Beginning of Period	647	629

Cash and Cash Equivalents — End of Period	$590	$540

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Balance Sheets
in millions, except per share amounts

	(Unaudited)
	March	December
	22, 2008	29, 2007
ASSETS
Current Assets
Cash and cash equivalents	$590	$647
Accounts receivable, net	1,536	1,520
Inventories	666	577
Prepaid expenses and other current assets	377	342

Total Current Assets	3,169	3,086
Property, plant and equipment, net	4,072	4,080
Other intangible assets, net	4,178	4,181
Goodwill	1,542	1,533
Other assets	231	235

Total Assets	$13,192	$13,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,857	$1,968
Short-term borrowings	577	240
Current maturities of long-term debt	1,305	7

Total Current Liabilities	3,739	2,215
Long-term debt	3,479	4,770
Other liabilities	1,206	1,186
Deferred income taxes	1,335	1,356
Minority interest	989	973

Total Liabilities	10,748	10,500

Shareholders’ Equity
Common stock, par value $0.01 per share: authorized 900 shares, issued 310 shares	3	3
Additional paid-in capital	1,817	1,805
Retained earnings (includes impact from adopting FIN 48 in fiscal year 2007 of $5)	3,105	3,124
Accumulated other comprehensive loss	(42)	(48)
Treasury stock: 90 shares and 86 shares at March 22, 2008 and December 29, 2007, respectively, at cost	(2,439)	(2,269)

Total Shareholders’ Equity	2,444	2,615

Total Liabilities and Shareholders’ Equity	$13,192	$13,115

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions, except per share amounts

Note 1—Basis of Presentation
     We prepare our unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which requires us to make judgments, estimates and assumptions that affect the results of operations, financial position and cash flows of The Pepsi Bottling Group, Inc., as well as the related footnote disclosures. Actual results could differ from these estimates. These interim financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and disclosures required for comprehensive annual financial statements. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 29, 2007 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.
     When used in these Condensed Consolidated Financial Statements, “PBG,” “we,” “our,” “us” and the “Company” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC (“Bottling LLC”), our principal operating subsidiary.
     Our U.S. and Canadian operations report using a fiscal year that consists of fifty-two weeks, ending on the last Saturday in December. Every five or six years a fifty-third week is added. Fiscal years 2008 and 2007 consist of fifty-two weeks. Our remaining countries report using a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:

Quarter	U.S. & Canada	Mexico & Europe
First Quarter	12 weeks	January and February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks	September, October, November and December
     At March 22, 2008, PepsiCo, Inc. (“PepsiCo”) owned 76,911,458 shares of our common stock, consisting of 76,811,458 shares of common stock and all 100,000 authorized shares of Class B common stock. At March 22, 2008, PepsiCo owned approximately 35.0 percent of our outstanding common stock and 100 percent of our outstanding Class B common stock, together representing 41.6 percent of the voting power of all classes of our voting stock. In addition, PepsiCo owns approximately 6.6 percent of the equity of Bottling LLC and has a 40 percent ownership interest in PR Beverages Limited, our Russian venture, which is consolidated under Bottling LLC. We fully consolidate the results of Bottling LLC and present PepsiCo’s share as minority interest in our Condensed Consolidated Financial Statements.
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

Note 3—New Accounting Standards
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The Company adopted the required provisions of SFAS 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements. For further information about the adoption of the required provisions of SFAS 157 see Note 8.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.
SFAS No. 158
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). Effective for the current fiscal year, the standard requires the measurement date for PBG sponsored plan assets and liabilities to coincide with our fiscal year-end. SFAS 158 provides two transition alternatives related to the change in measurement date provisions. We adopted the measurement date provisions of SFAS 158 on the first day of fiscal year 2008 using the “two-measurement” approach. As a result, we measured our plan assets and benefit obligations on December 30, 2007 and adjusted our opening balances of retained earnings and accumulated comprehensive loss for the change in net periodic benefit cost and fair value, respectively, from the previously used September 30 measurement date. The adoption of the measurement date provisions resulted in a net decrease in our pension and other postretirement medical benefit plans liability of $9 million, a net decrease in retained earnings of $16 million, net of minority interest of $2 million and taxes of $9 million and a net decrease in accumulated comprehensive loss of $19 million, net of minority interest of $2 million and taxes of $14 million. There was no impact on our results of operations.
SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to choose to measure financial instruments and certain other items at fair value. SFAS 159 became effective beginning with our first quarter of 2008. We have currently chosen not to adopt the provisions of SFAS 159 for our existing financial instruments.
SFAS No. 141(R)
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective beginning with our first quarter of 2009. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
SFAS No. 160
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective beginning with our first quarter of 2009. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
SFAS No. 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
EITF Issue No. 06-11
     In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”), which requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options to be recognized as an increase in additional paid-in capital and to be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The adoption of EITF 06-11, which became effective in the first quarter of 2008, did not have a material impact on our Consolidated Financial Statements.
EITF Issue No. 07-1
     In December 2007, the FASB ratified the EITF’s Consensus for Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will become effective beginning with our first quarter of 2009. We are currently evaluating the impact, if any, of this standard on our Consolidated Financial Statements.

Note 4—Earnings per Share
     The following table reconciles the shares outstanding and net earnings used in the computations of both basic and diluted earnings per share:

	12 Weeks Ended
	March	March
Shares in millions	22, 2008	24, 2007
Net income	$28	$29

Weighted-average shares outstanding during period on which basic earnings per share is calculated	222	227
Effect of dilutive shares:
Incremental shares under stock compensation plans	7	6

Weighted-average shares outstanding during period on which diluted earnings per share is calculated	229	233

Basic earnings per share	$0.13	$0.13

Diluted earnings per share	$0.12	$0.12

     Diluted earnings per share reflects the potential dilution that could occur if stock options or other equity awards from our stock compensation plans were exercised and converted into common stock that would then participate in net income. For the 12 weeks ended March 22, 2008 and March 24, 2007, options to purchase 3.0 million shares and 243 thousand shares, respectively, were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average market price of the Company’s common shares during the related periods and the effect of including the options in the computation would be antidilutive.
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
     Total share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is as follows:

	12 Weeks Ended
	March	March
	22, 2008	24, 2007
Total share-based compensation expense	$12	$14
Income tax benefit	(4)	(4)
Minority interest	0	(1)

Net income impact	$8	$9

     During each of the 12 week periods ended March 22, 2008 and March 24, 2007, we granted approximately 3 million options at a weighted-average fair value of $7.06 and $8.15, respectively.
     During each of the 12 week periods ended March 22, 2008 and March 24, 2007, we granted approximately 1 million restricted stock units at a weighted-average fair value of $35.77 and $30.85, respectively.

     Unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans amounted to $116 million as of March 22, 2008. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Note 6—Balance Sheet Details

	March	December
	22, 2008	29, 2007
Accounts Receivable
Trade accounts receivable	$1,341	$1,319
Allowance for doubtful accounts	(56)	(54)
Accounts receivable from PepsiCo	173	188
Other receivables	78	67

	$1,536	$1,520

Inventories
Raw materials and supplies	$221	$195
Finished goods	445	382

	$666	$577

Property, Plant and Equipment, net
Land	$323	$320
Buildings and improvements	1,532	1,484
Manufacturing and distribution equipment	4,092	4,091
Marketing equipment	2,397	2,389
Capital leases	36	36
Other	158	164

	8,538	8,484
Accumulated depreciation	(4,466)	(4,404)

	$4,072	$4,080

Industrial Revenue Bonds
     Pursuant to the terms of an industrial revenue bond, we transferred title of certain fixed assets with a net book value of $58 million to a state governmental authority in the U.S. to receive a property tax abatement. The title to these assets will revert back to PBG upon retirement or cancellation of the bond. These fixed assets are still recognized in the Company’s Condensed Consolidated Balance Sheet as all risks and rewards remain with the Company.

	March	December
	22, 2008	29, 2007
Accounts Payable and Other Current Liabilities
Accounts payable	$575	$615
Accounts payable to PepsiCo	329	255
Trade incentives	183	235
Accrued compensation and benefits	203	276
Other accrued taxes	111	140
Accrued interest	60	70
Other current liabilities	396	377

	$1,857	$1,968

Note 7—Other Intangible Assets, net and Goodwill
Other intangible assets, net
     The components of other intangible assets are as follows:

	March	December
	22, 2008	29, 2007
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$55	$54
Franchise and distribution rights	46	46
Other identified intangibles	30	30

	131	130

Accumulated amortization:
Customer relationships and lists	(15)	(15)
Franchise and distribution rights	(32)	(31)
Other identified intangibles	(18)	(17)

	(65)	(63)

Intangibles subject to amortization, net	66	67

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,223	3,235
Licensing rights	315	315
Distribution rights	299	294
Trademarks	217	213
Other identified intangibles	58	57

Intangibles not subject to amortization	4,112	4,114

Total other intangible assets, net	$4,178	$4,181

Intangible asset amortization
     Intangible asset amortization expense was $2 million for the 12 weeks ended March 22, 2008 and March 24, 2007. Amortization expense for each of the next five years is estimated to be approximately $7 million or less.

Goodwill
     The changes in the carrying value of goodwill by reportable segment for the 12 weeks ended March 22, 2008 are as follows:

	U.S. &
	Canada	Europe	Mexico	Total
Balance at December 29, 2007	$1,290	$17	$226	$1,533
Unallocated purchase price relating to acquisition	21	—	—	21
Impact of foreign currency translation	(17)	—	5	(12)

Balance at March 22, 2008	$1,294	$17	$231	$1,542

     During the first quarter, we acquired Pepsi-Cola Batavia Bottling Corp. The Pepsi-Cola franchised bottler serves certain New York counties in whole or in part. The acquisition did not have a material impact on our Condensed Consolidated Financial Statements.
Note 8—Fair Value Measurements
     SFAS 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with SFAS 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
     Financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
     Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities). We currently do not have any Level 1 financial assets or liabilities.
     Level 2 - Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:
•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).
     Level 3 - Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

     The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of March 22, 2008:

Level 2
Financial Assets:
Cash flow hedges	$12
Interest rate swaps	7
Prepaid forward contracts	21

Total	$40

Financial Liabilities:
Unfunded deferred compensation liability	$78
Foreign currency hedges	2
Cash flow hedges	1

Total	$81

Cash Flow Hedges
     We use futures contracts to hedge the risk of adverse movements in commodity prices primarily related to anticipated purchases of raw materials and energy used in our operations. We also enter into forward exchange contracts to hedge portions of our forecasted U.S. dollar purchases in our Canadian business. The fair value of these cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based.
Interest Rate Swaps
     We finance a portion of our operations through fixed-rate debt instruments. We effectively converted $550 million of our senior notes to floating-rate debt through the use of interest rate swaps. The fair value of our interest rate swaps is primarily based on the LIBOR index.
Foreign Currency Hedges
     In 2007, we entered into forward exchange contracts to economically hedge a portion of intercompany receivable balances that are denominated in Mexican pesos. The fair value of our forward exchange contracts is primarily based on observable forward foreign exchange rates.
Unfunded Deferred Compensation Liability
     Our unfunded deferred compensation liability is subject to changes in our stock price as well as price changes in other equity and fixed-income investments. Employees’ deferred compensation amounts are not directly invested in these investment vehicles. We track the performance of each employee’s investment selections and adjust the deferred compensation account accordingly. The fair value of the unfunded deferred compensation liability is primarily based on the market indices corresponding to the employees’ investment selections.
     We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on our stock price. At March 22, 2008, we had a prepaid forward contract for 610,000 shares, which was accounted for as an economic hedge. The fair value of this forward contract is primarily based on the current value of our stock price.

Note 9—Pension and Postretirement Medical Benefit Plans
Employee Benefit Plans
     We sponsor both pension and other postretirement medical benefit plans in various forms in the United States and other similar pension plans in our international locations, covering employees who meet specified eligibility requirements.
     The assets, liabilities and expense associated with our international plans were not significant to our results of operations and our financial position and are not included in the tables and discussion presented below.
Defined Benefit Pension Plans
     Our U.S. employees that were hired prior to January 1, 2007 participate in non-contributory defined benefit pension plans, which cover full-time salaried employees, as well as hourly employees. Benefits generally are based on years of service and compensation, or stated amounts for each year of service. Effective January 1, 2007, newly hired salaried and non-union hourly employees are not eligible to participate in these plans. All of our qualified plans are funded and contributions are made in amounts not less than the minimum statutory funding requirements and not more than the maximum amount that can be deducted for U.S. income tax purposes.
Postretirement Medical Plans
     Our postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements and qualify for retirement benefits. The plans are not funded and since 1993 have included retiree cost sharing.
Components of net pension expense

	12 Weeks Ended
	March	March
	22, 2008	24, 2007
Service cost	$12	$13
Interest cost	23	21
Expected return on plan assets — (income)	(27)	(24)
Amortization of net loss	3	9
Amortization of prior service costs	2	1

Net pension expense for the defined benefit plans	$13	$20

     There were no contributions made to our U.S. pension plans for the 12 weeks ended March 22, 2008.
Components of postretirement medical expense

	12 Weeks Ended
	March	March
	22, 2008	24, 2007
Service cost	$1	$1
Interest cost	5	5
Amortization of net loss	1	1

Total postretirement medical expense	$7	$7

Defined Contribution Benefits
     Nearly all of our U.S. employees are eligible to participate in our 401(k) plans, which are voluntary defined contribution savings plans. We make matching contributions to the 401(k) savings plans on behalf of participants eligible to receive such contributions. If a participant has less than 10 years of service, our match will equal $0.50 for each dollar the participant elects to defer up to four percent of the participant’s pay. If the participant has 10 or more years of service, our match will equal $1.00 for each dollar the participant elects to defer up to four percent of the participant’s pay. Salaried and non-union hourly employees hired in the U.S. on or after January 1, 2007 also receive an additional Company retirement contribution equal to two percent of their compensation into their 401(k) account. Defined contribution expense was $7 million and $6 million for the 12 weeks ended March 22, 2008 and March 24, 2007, respectively.
Note 10—Segment Information
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
     The following tables summarize select financial information related to our reportable segments:

	12 Weeks Ended
	March	March
	22, 2008	24, 2007
Net Revenues
U.S. & Canada	$2,207	$2,102
Europe	236	176
Mexico	208	188

Worldwide net revenues	$2,651	$2,466

Operating Income (Loss)
U.S. & Canada	$136	$143
Europe	(31)	(25)
Mexico	3	2

Worldwide operating income	108	120
Interest expense, net	59	66
Other non-operating (income) expenses, net	(3)	1
Minority interest	3	8

Income before income taxes	$49	$45

	March	December
	22, 2008	29, 2007
Total Assets
U.S. & Canada	$9,746	$9,737
Europe	1,754	1,671
Mexico	1,692	1,707

Worldwide total assets	$13,192	$13,115

Note 11—Comprehensive Income

	12 Weeks Ended
	March	March
	22, 2008	24, 2007
Net income	$28	$29
Net currency translation adjustment	(21)	(32)
Cash flow hedge adjustment (a)	4	1
Amortization of prior service cost and net loss in net periodic pension/postretirement cost to expense (b)	4	6
Pension liability adjustment (c)	—	5

Comprehensive income	$15	$9

(a)	Net of minority interest and taxes of $2 million and $0 million for the 12 weeks ended March 22, 2008 and March 24, 2007, respectively.

(b)	Net of minority interest and taxes of $2 million and $5 million for the 12 weeks ended March 22, 2008 and March 24, 2007, respectively.

(c)	Net of minority interest and taxes of $3 million for the 12 weeks ended March 24, 2007.
Note 12— Restructuring Charges and Full Service Vending Rationalization
Restructuring Charges
     In the third quarter of 2007, we announced a restructuring program (the “Organizational Realignment”) to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. During the first quarter of 2008, we substantially completed the Organizational Realignment, which resulted in the elimination of approximately 800 positions to date across all of our reporting segments.
     The Organizational Realignment will cost approximately $30 million over the course of the program, which is primarily for severance, relocation and other employee-related costs. Since the inception of the program and through March 22, 2008, we have recognized approximately $28 million of this cost including a pre-tax cash charge of approximately $2 million being recorded in the first quarter of 2008 primarily related to relocation expenses in our U.S. & Canada segment.

     The following table summarizes the nature of and activity related to pre-tax costs and cash payments associated with the Organizational Realignment:

		Severance	Enhanced
		& Related	Pension	Relocation
	Total	Benefits	Benefits	& Other
Costs incurred through December 29, 2007	$26	$15	$4	$7
Cash payments	(13)	(7)	—	(6)
Non-cash settlements	(1)	—	—	(1)

Remaining costs accrued at December 29, 2007	$12	$8	$4	$—
Costs incurred	2	—	—	2
Cash payments	(3)	(1)	—	(2)

Remaining costs accrued at March 22, 2008	$11	$7	$4	$—

Full Service Vending Rationalization
     During 2007, we adopted a Full Service Vending (“FSV”) Rationalization plan, which we expect to substantially complete by the end of the second quarter of 2008, to rationalize our vending asset base in our U.S. & Canada segment by disposing older underperforming assets and redeploying certain assets to higher return accounts. Our FSV business portfolio consists of accounts whereby PBG stocks and services vending equipment.
     Over the course of the FSV Rationalization plan, we will incur a pre-tax charge of $30 to $35 million, the majority of which is non-cash, including costs associated with the removal of these assets from service, disposal costs and redeployment expenses. Since the inception of the program and through March 22, 2008, we incurred a pre-tax charge of approximately $24 million with a pre-tax cash charge of $1 million being recorded in the first quarter of 2008. This pre-tax charge is recorded in selling, delivery and administrative expenses.
Note 13—Contingencies
     We are subject to various claims and contingencies related to lawsuits, environmental and other matters arising from the normal course of business. We believe that the ultimate liability arising from such claims or contingencies, if any, in excess of amounts already recognized is not likely to have a material adverse effect on our results of operations, financial condition or liquidity.
Note 14—Supplemental Cash Flow Information
     The table below presents the Company’s supplemental cash flow information.

	12 Weeks Ended
	March	March
	22, 2008	24, 2007
Interest paid	$71	$77
Income taxes paid	6	23
Non-cash investing and financing activities:
Decrease in accounts payable related to capital expenditures	(49)	(30)
Capital lease additions	1	2

Item 2.
MANAGEMENT’S FINANCIAL REVIEW
Tabular dollars in millions, except per share data
OUR BUSINESS
     The Pepsi Bottling Group, Inc. is the world’s largest manufacturer, seller and distributor of Pepsi-Cola beverages and has the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the U.S., Mexico, Canada, Spain, Russia, Greece and Turkey. When used in these Condensed Consolidated Financial Statements, “PBG,” “we,” “our,” “us” and the “Company” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC (“Bottling LLC”), our principal operating subsidiary.
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
     Management’s Financial Review should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the accompanying notes and our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which include additional information about our accounting policies, practices and the transactions that underlie our financial results. The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our Condensed Consolidated Financial Statements and the accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We use our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future, in determining the estimates that affect our Condensed Consolidated Financial Statements.
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
     As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, management believes the following policies to be the most critical to the portrayal of PBG’s financial condition and results of operations and require the use of estimates, assumptions and the application of judgment:
•	Other Intangible Assets, net and Goodwill;
•	Pension and Postretirement Medical Benefit Plans;
•	Casualty Insurance Costs; and
•	Income Taxes.

OUR FINANCIAL RESULTS
ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
     The year-over-year comparisons of our financial results are affected by the following items included in our reported results for the 12 weeks ended:

March
Income/(Expense)	22, 2008
Gross profit
PR Beverages	$(4)
Operating income
PR Beverages	(4)
Restructuring and Full Service Vending Rationalization charges	(3)
Net income
Restructuring and Full Service Vending Rationalization charges	(1)
Diluted earnings per share
Restructuring and Full Service Vending Rationalization charges	$(0.01)
2008 Items
PR Beverages Limited (“PR Beverages”)
     On March 1, 2007, together with PepsiCo we formed PR Beverages, a venture that will enable us to strategically invest in Russia to accelerate our growth. PBG contributed its business in Russia to PR Beverages and PepsiCo entered into bottling agreements with PR Beverages for PepsiCo beverage products sold in Russia on the same terms as in effect for PBG immediately prior to the venture. PepsiCo also granted PR Beverages an exclusive license to manufacture and sell the concentrate for such products.
     We fully consolidate PR Beverages into our financial statements and record minority interest for PepsiCo’s 40 percent ownership interest. Increases or decreases in operating results resulting from the consolidation of the venture are offset by minority interest related to PepsiCo’s ownership interest. Minority interest is recorded below operating income.
Restructuring Charges
     In the third quarter of 2007, we announced a restructuring program (the “Organizational Realignment”) to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. During the first quarter of 2008, we substantially completed the Organizational Realignment, which resulted in the elimination of approximately 800 positions to date across all of our reporting segments. We expect to recognize annual cost savings of approximately $30 million as a result of the program.
     Substantially all costs associated with the Organizational Realignment required or will require cash payments. The total after-tax cash expenditures, including payments made pursuant to existing unfunded indemnity plans, are expected to be approximately $25 million, of which $16 million has been recognized since the inception of the program and through March 22, 2008.
Full Service Vending Rationalization
     During 2007, we adopted a Full Service Vending (“FSV”) Rationalization plan, which we expect to substantially complete by the end of the second quarter of 2008, to rationalize our vending asset base in our U.S. & Canada segment by disposing older underperforming assets and redeploying certain assets to higher return accounts. Our FSV business portfolio consists of accounts whereby PBG stocks and services vending equipment. Over the course of the FSV Rationalization plan, we will incur a pre-tax charge of $30 to $35 million, the majority of which is non-cash, including costs associated with the removal of these assets from service, disposal costs and redeployment expenses. This plan is part of the Company’s broader initiative designed to improve operating income margins of our FSV business.
     During the first quarter of 2008, we incurred a pre-tax charge of approximately $1 million associated with the FSV Rationalization plan, which is recorded in selling, delivery and administrative expenses.
     For further information about our restructuring charges and FSV Rationalization see Note 12 in the Notes to Condensed Consolidated Financial Statements.
FINANCIAL PERFORMANCE SUMMARY AND WORLDWIDE FINANCIAL HIGHLIGHTS

	12 Weeks Ended
	March	March	%
	22, 2008	24, 2007	Change

Net revenues	$2,651	$2,466	7%
Cost of sales	1,482	1,343	10
Gross profit	1,169	1,123	4
Selling, delivery, and administrative expenses	1,061	1,003	6
Operating income	108	120	(10)
Net income	28	29	(3)
Diluted earnings per share (1)	$0.12	$0.12	(2)%

(1)	—	Percentage change for diluted earnings per share is calculated by using earnings per share data that is expanded to the fourth decimal place.
     The impact of foreign currency translation, driven by the strength of all our foreign functional currencies, contributed approximately three percentage points of growth in worldwide net revenues, cost of sales and selling, delivery and administrative expenses and contributed two percentage points to gross profit. Foreign currency translation decreased worldwide operating income by approximately three percentage points.
     Net revenues — Growth of seven percent reflected positive growth across all segments driven by volume and rate increases.
     Cost of sales — Increase of 10 percent primarily attributable to higher raw material costs.
     Gross profit — Growth of four percent reflected volume and rate increases which were partially offset by a mix shift into lower margin packages in the U.S. & Canada segment and higher raw material costs worldwide.
     Selling, delivery and administrative (“SD&A”) expenses — Increase of six percent includes investment in our operating infrastructure in Europe mitigated by continued cost productivity improvements and disciplined cost management.
     Operating income — Decrease of 10 percent includes a four percentage point negative impact from the consolidation of PR Beverages, a three percentage point negative impact from foreign currency translation and a two percentage point negative impact from the restructuring and FSV Rationalization charges. Negative mix shifts in the U.S. & Canada segment primarily drove the remaining decrease partially offset by volume and rate increases and cost productivity improvements across all segments.
     Net income — Decrease of three percent reflected lower operating income and higher taxes, partially offset by lower net interest expense, minority interest and foreign currency transactional gains. As a result of the decrease in net income, diluted earnings per share decreased two percent.

2008 RESULTS OF OPERATIONS
     Tables and discussion are presented as compared to the similar periods in the prior year. Growth rates are rounded to the nearest whole percentage.
Volume

	12 Weeks Ended
	March 22, 2008 vs. March 24, 2007
		U.S. &
	Worldwide	Canada	Europe	Mexico
Total volume change	2%	2%	7%	2%

     Our worldwide physical case volume increased two percent in the first quarter primarily due to the shift of the Easter holiday into the first quarter in 2008 versus the second quarter in 2007 (“Easter shift”) in our U.S. & Canada segment.
     In our U.S. & Canada segment, volume increased two percentage points driven by the Easter shift. The Easter shift particularly benefited our take home channel which increased four percent, driven primarily by growth in supermarkets, supercenters and mass merchandisers. This increase was offset by a two percent decline in the cold drink channel, partially due to declines in our foodservice channel, including restaurants, travel and leisure, and workplace, which has been particularly impacted by the economic downturn in the U.S. Cold drink volume was also negatively impacted by the actions we took to eliminate low-returning assets in our full service vending business. These actions lowered our cold drink volume by about one percentage point.
     In our Europe segment, overall volume grew seven percent as a result of solid growth in all countries. Russia continued to lead Europe with volume growth of 13 percent reflecting strong performance in CSDs and non-carbonated beverages.
     In our Mexico segment, the two percentage point growth reflected a strong performance in our CSD and bottled water portfolios, partially offset by declines in non-carbonated beverage and jugs volume.
Net Revenues

	12 Weeks Ended
	March 22, 2008 vs. March 24, 2007
		U.S. &
	Worldwide	Canada	Europe	Mexico
Volume impact	2%	2%	7%	2%
Net price per case impact	2	1	12	7
Currency translation	3	2	15	1

Total Net Revenues change	7%	5%	34%	10%

     Worldwide net revenues were $2.7 billion in the first quarter, increasing seven percent. The increase reflected growth in volume, net price per case and foreign currency translation.
     In our U.S. & Canada segment, increases in net revenues were driven by net price per case improvement of three percentage points which includes a two percentage point impact from foreign currency translation. The improvement of net price per case was partially offset by a negative mix shift into our lower margin take home channel as a result of the Easter shift and declines in the cold drink channel.
     In our Europe segment, growth across all countries in net revenues reflected strong increases in net price per case, volume and the positive impact of foreign currency translation. Growth in Europe was led by strong double-digit growth in Russia and Turkey.

     In our Mexico segment, growth in net revenues reflected strong increases in net rate per case and improving volume trends.
     In the first quarter, our U.S. & Canada segment generated approximately 83 percent of our worldwide net revenues. Our Europe segment generated nine percent of our net revenues and Mexico generated the remaining eight percent.
Cost of Sales

12 Weeks Ended
March 22, 2008 vs.
March 24, 2007
Worldwide
Volume impact	2%
Cost per case impact	5
Currency translation	3

Total Cost of Sales change	10%

     Worldwide cost of sales was $1.5 billion in the first quarter of 2008, increasing 10 percent. The increase in cost of sales across all segments was mainly due to cost per case increases resulting from higher raw material costs and the negative impact of foreign currency translation.
Selling, Delivery and Administrative Expenses

12 Weeks Ended
March 22, 2008 vs.
March 24, 2007
Worldwide
Cost impact	3%
Restructuring and Full Service Vending Rationalization charges	0
Currency translation	3

Total SD&A change	6%

     Worldwide SD&A expenses were $1.1 billion in the first quarter of 2008, increasing six percent. Increases in worldwide SD&A expenses reflect investment in our operating infrastructure in Europe and the impact of foreign currency translation. These increases were partially offset by cost productivity improvements and disciplined cost management. The restructuring and FSV Rationalization charges added less than one percentage point to our total SD&A expenses. In the U.S. & Canada segment, SD&A expenses increased two percentage points compared to the same period last year, driven primarily by foreign currency translation and reflects continued cost productivity improvements and disciplined cost management.
Operating Income
     Worldwide operating income was $108 million in the first quarter of 2008, decreasing 10 percent compared to the similar period last year. Decreases in worldwide operating income primarily reflect a four percentage point negative impact from the consolidation of PR Beverages, a three percentage point negative impact from foreign currency translation and a two percentage point negative impact from the restructuring and FSV Rationalization charges. Negative mix shifts in the U.S. & Canada segment primarily drove the remaining decrease partially offset by volume and rate increases and cost productivity improvements across all segments.
     In our U.S. & Canada segment, operating income decreased six percent primarily due to cost per case increases resulting from higher raw material costs, a negative mix shift into our lower margin take home channel as a result of the Easter shift, declines in the cold drink channel and a two percentage point impact from the restructuring and FSV Rationalization charges, partially offset by cost productivity improvements.
     In our Europe segment, operating loss increased 23 percent primarily due to the negative impact of consolidating PR Beverages, foreign currency translation and investment activity which drove higher losses in the quarter due to the seasonality of our business in this segment.
     In our Mexico segment, operating income increased $1 million, due primarily to strong gross profit improvement.
Interest Expense, net
     Net interest expense decreased $7 million in the first quarter versus the prior year, largely due to lower effective interest rates on long-term debt due to interest rate swaps and short-term borrowings.
Other Non-operating Expenses (Income), net
     Other net non-operating income was $3 million in the first quarter of 2008 as compared to $1 million of net non-operating expenses in the first quarter of 2007. Income in 2008 was primarily a result of foreign exchange gains due to the strength of the Russian ruble and Mexico peso.
Minority Interest
     In 2008, minority interest primarily reflects PepsiCo’s ownership in Bottling LLC of 6.6 percent, coupled with their 40 percent ownership in the PR Beverages venture. The $5 million decrease in the first quarter is primarily driven by PepsiCo’s minority interest in the PR Beverages venture.
Income Tax Expense
     Our effective tax rate for the 12 weeks ended March 22, 2008 was 42.6%, compared with our effective tax rate of 36.3% for the 12 weeks ended March 24, 2007. The increase in our effective tax rate in the first quarter is primarily driven by the timing of recording discrete items.
LIQUIDITY AND FINANCIAL CONDITION
Cash Flows
     In the first quarter of 2008 PBG generated $20 million of net cash from operations, a decrease of $1 million from 2007. The decrease in net cash provided by operations was driven primarily by lower profits and investment in our hydration strategy, offset by timing of inventory purchases and lower tax payments.
     Net cash used for investments was $210 million, a decrease of $3 million from 2007. The decrease in cash used for investments reflects lower acquisition payments, partially offset by higher payments for capital expenditures.
     Net cash provided by financing activities was $136 million, an increase of $29 million versus prior year. This increase in cash from financing reflects higher short term borrowings to fund working capital needs and share repurchases.

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
     We had $362 million and $50 million of outstanding commercial paper at March 22, 2008 and December 29, 2007, respectively.
     Our $1.3 billion of 5.63 percent senior notes will become due in February 2009. We plan to refinance these notes.
     On March 27, 2008, the Company’s Board of Directors approved an increase in the Company’s quarterly dividend from $0.14 to $0.17 per share on the outstanding common stock of the Company. This action will result in a 21-percent increase in our quarterly dividend.
     On March 20, 2008, together with PepsiCo, we announced the joint acquisition of 75.5 percent in Russia’s leading branded juice company JSC Lebedyansky (“Lebedyansky”) for $1.4 billion, excluding the company’s baby food and mineral water business. As announced, PepsiCo will acquire 75 percent and PBG will acquire 25 percent of the 75.5 percent stake. PBG plans to fund the acquisition using its commercial paper program and cash provided by operations. The acquisition is expected to be completed during the second half of our fiscal year 2008 and is subject to normal local regulatory approvals and the demerger of the baby food business. Additionally, together with PepsiCo, we expect to tender for the remaining 24.5 percent ownership of Lebedyansky’s juice business. PBG and PepsiCo’s tender for Lebedyansky’s remaining shares will continue to be purchased 25 percent and 75 percent, respectively.
Contractual Obligations
     As of March 22, 2008, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, under the caption “Contractual Obligations”.

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

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to our market risks as disclosed in Item 7 to our Annual Report on Form 10-K for the year ended December 29, 2007.
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

PART II — OTHER INFORMATION
Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PBG PURCHASES OF EQUITY SECURITIES
     We repurchased approximately 5 million shares of PBG common stock in the first quarter of 2008. Since the inception of our share repurchase program in October 1999, we have repurchased approximately 137 million shares of PBG common stock. Our share repurchases for the first quarter of 2008 are as follows:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased[1]	Paid per Share[2]	or Programs [3]	or Programs [3,4]

Period 1 12/30/07—01/26/08	220,000	$39.60	220,000	18,321,400

Period 2 01/27/08—02/23/08	3,974,500	$34.95	3,974,500	14,346,900
Period 3 02/24/08—03/22/08	938,300	$33.94	938,300	13,408,600

Total	5,132,800	$34.96	5,132,800

[1]	Shares have only been repurchased through publicly announced programs.

[2]	Average share price excludes brokerage fees.

[3]	The PBG Board has authorized the repurchase of shares of common stock on the open market and through negotiated transactions as follows:

Number of Shares
Authorized to be
Date Share Repurchase Program was Publicly Announced	Repurchased [4]

October 14, 1999	20,000,000
July 13, 2000	10,000,000
July 11, 2001	20,000,000
May 28, 2003	25,000,000
March 25, 2004	25,000,000
March 24, 2005	25,000,000
December 15, 2006	25,000,000

Total shares authorized to be repurchased as of March 22, 2008	150,000,000

     Unless terminated by resolution of the PBG Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

[4]	Number of shares does not include an additional 25 million shares of PBG common stock that was publicly announced for repurchase on March 27, 2008. This brings the total number of shares authorized for repurchase to 175 million since the Company initiated its share repurchase program in October 1999.

Item 6.
EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
10.1	The PBG Directors’ Stock Plan (As Amended and Restated as of March 27, 2008)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

99.1	Bottling Group, LLC Form 10-Q for the quarterly period ended March 22, 2008, as required by the SEC as a result of Bottling Group, LLC’s guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEPSI BOTTLING GROUP, INC. (Registrant)
Date: April 28, 2008	/s/ Thomas M. Lardieri
Thomas M. Lardieri
Vice President and Controller

Date: April 28, 2008	/s/ Alfred H. Drewes
Alfred H. Drewes
Senior Vice President and Chief Financial Officer