Form 10-Q
period 2008-06-14
PEPSI BOTTLING GROUP INC
filed 2008-07-22
CIK 1076405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 14, 2008 (12 weeks)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of Common Stock and Class B Common Stock of The Pepsi Bottling Group, Inc. outstanding as of July 12, 2008 was 213,395,514 and 100,000, respectively.

The Pepsi Bottling Group, Inc.
Index

		Page No.
Part I	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations — 12 and 24 weeks ended June 14, 2008 and June 16, 2007	2

	Condensed Consolidated Statements of Cash Flows — 24 weeks ended June 14, 2008 and June 16, 2007	3

	Condensed Consolidated Balance Sheets — June 14, 2008 and December 29, 2007	4

	Notes to Condensed Consolidated Financial Statements	5-14

Item 2.	Management’s Financial Review	15-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II	Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	26
EX-3.1: AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
EX-10.3: DISTRIBUTION AGREEMENT
EX-10.4: AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT
EX-10.5: AMENDMENT NO. 1 TO AMENDED AND RESTATED LIMITED LIABILITY COMPANY AGREEMENT
EX-18: LETTER REGARDING CHANGE IN ACCOUNTING PRINCIPLES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.1: BOTTLING GROUP, LLC FORM 10-Q FOR PERIOD ENDED JUNE 14, 2008

PART I — FINANCIAL INFORMATION
Item 1.
The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Operations
in millions, except per share amounts, unaudited

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	14, 2008	16, 2007	14, 2008	16, 2007
Net revenues	$3,522	$3,360	$6,173	$5,826
Cost of sales	1,916	1,825	3,398	3,168

Gross profit	1,606	1,535	2,775	2,658
Selling, delivery and administrative expenses	1,256	1,197	2,317	2,200

Operating income	350	338	458	458
Interest expense, net	63	68	122	134
Other non-operating income, net	(3)	(3)	(6)	(2)
Minority interest	30	23	33	31

Income before income taxes	260	250	309	295
Income tax expense	86	88	107	104

Net income	$174	$162	$202	$191

Basic earnings per share	$0.80	$0.71	$0.92	$0.84

Weighted-average shares outstanding	218	227	220	227

Diluted earnings per share	$0.78	$0.70	$0.89	$0.82

Weighted-average shares outstanding	224	233	227	233

Dividends declared per common share	$0.17	$0.14	$0.31	$0.25

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	24 Weeks Ended
	June	June
	14, 2008	16, 2007
Cash Flows — Operations
Net income	$202	$191
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	306	300
Deferred income taxes	14	(24)
Share-based compensation	28	30
Net other non-cash charges and credits	155	150
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(410)	(435)
Inventories	(191)	(193)
Prepaid expenses and other current assets	(37)	(26)
Accounts payable and other current liabilities	82	201
Income taxes payable	54	28

Net change in operating working capital	(502)	(425)
Casualty insurance payments	(35)	(32)
Other, net	(79)	(32)

Net Cash Provided by Operations	89	158

Cash Flows — Investments
Capital expenditures	(398)	(374)
Acquisitions, net of cash acquired	(44)	(49)
Proceeds from sale of property, plant and equipment	10	6
Other investing activities, net	4	6

Net Cash Used for Investments	(428)	(411)

Cash Flows — Financing
Short-term borrowings, net	626	321
Payments of long-term debt	(6)	(10)
Dividends paid	(62)	(51)
Excess tax benefit from the exercise of equity awards	2	3
Proceeds from exercise of stock options	32	57
Share repurchases	(388)	(201)
Other financing activities	8	—

Net Cash Provided by Financing	212	119

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3)	4

Net Decrease in Cash and Cash Equivalents	(130)	(130)
Cash and Cash Equivalents — Beginning of Period	647	629

Cash and Cash Equivalents — End of Period	$517	$499

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Balance Sheets
in millions, except per share amounts

	(Unaudited)
	June	December
	14, 2008	29, 2007
ASSETS
Current Assets
Cash and cash equivalents	$517	$647
Accounts receivable, net	1,956	1,520
Inventories	773	577
Prepaid expenses and other current assets	395	342

Total Current Assets	3,641	3,086
Property, plant and equipment, net	4,181	4,080
Other intangible assets, net	4,226	4,181
Goodwill	1,536	1,533
Other assets	234	235

Total Assets	$13,818	$13,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$2,078	$1,968
Short-term borrowings	864	240
Current maturities of long-term debt	1,305	7

Total Current Liabilities	4,247	2,215
Long-term debt	3,476	4,770
Other liabilities	1,216	1,186
Deferred income taxes	1,364	1,356
Minority interest	1,052	973

Total Liabilities	11,355	10,500

Shareholders’ Equity
Common stock, par value $0.01 per share: authorized 900 shares, issued 310 shares	3	3
Additional paid-in capital	1,830	1,805
Retained earnings	3,243	3,124
Accumulated other comprehensive income (loss)	6	(48)
Treasury stock: 96 shares and 86 shares at June 14, 2008 and December 29, 2007, respectively, at cost	(2,619)	(2,269)

Total Shareholders’ Equity	2,463	2,615

Total Liabilities and Shareholders’ Equity	$13,818	$13,115

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
     The significant accounting policies summarized in Note 2 to our audited consolidated financial statements for the fiscal year ended December 29, 2007 as presented in our Annual Report on Form 10-K have been followed in preparing the accompanying Condensed Consolidated Financial Statements with the exception of a change to our measurement date for our annual impairment test for goodwill and intangible assets with indefinite useful lives. For further information about this accounting policy change, see Note 7.
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
     At June 14, 2008, PepsiCo, Inc. (“PepsiCo”) owned 74,141,350 shares of our common stock, consisting of 74,041,350 shares of common stock and all 100,000 authorized shares of Class B common stock. This represents approximately 34.6 percent of our outstanding common stock and 100 percent of our outstanding Class B common stock, together representing 41.4 percent of the voting power of all classes of our voting stock. In addition, PepsiCo owns approximately 6.6 percent of the equity of Bottling LLC and has a 40 percent ownership interest in PR Beverages Limited, our Russian venture, which is consolidated under Bottling LLC. We fully consolidate the results of Bottling LLC and present PepsiCo’s share as minority interest in our Condensed Consolidated Financial Statements.
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
Note 3—New Accounting Standards
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The Company adopted SFAS 157 as it applies to financial assets and liabilities in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements. For further information about the fair value measurements of our financial assets and liabilities see Note 8.
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
Note 4—Earnings per Share
     The following table reconciles the shares outstanding and net earnings used in the computations of both basic and diluted earnings per share:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
Shares in millions	14, 2008	16, 2007	14, 2008	16, 2007

Net income	$174	$162	$202	$191

Weighted-average shares outstanding during period on which basic earnings per share is calculated	218	227	220	227
Effect of dilutive shares:
Incremental shares under stock compensation plans	6	6	7	6

Weighted-average shares outstanding during period on which diluted earnings per share is calculated	224	233	227	233

Basic earnings per share	$0.80	$0.71	$0.92	$0.84

Diluted earnings per share	$0.78	$0.70	$0.89	$0.82

     Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options or other equity awards from our share-based compensation plans were exercised and converted into common stock that would then participate in net income. The following shares were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average market price of the Company’s common shares during the related periods and the effect of including the options in the computation would be antidilutive:
•	For the 12 weeks ended June 14, 2008 and June 16, 2007, options to purchase 3.5 million shares and 0.2 million shares, respectively.
•	For the 24 weeks ended June 14, 2008 and June 16, 2007, options to purchase 3.2 million shares and 0.2 million shares, respectively.

Note 5—Share-Based Compensation
     The total impact of share-based compensation recognized in the Condensed Consolidated Statements of Operations is as follows:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	14, 2008	16, 2007	14, 2008	16, 2007
Total share-based compensation expense	$16	$16	$28	$30
Income tax benefit	(4)	(4)	(8)	(8)
Minority interest	(2)	(1)	(2)	(2)

Net income impact	$10	$11	$18	$20

     During each of the 24 weeks ended June 14, 2008 and June 16, 2007, we granted approximately 3 million stock option awards at a weighted-average fair value of $7.12 and $8.18, respectively.
     During each of the 24 weeks ended June 14, 2008 and June 16, 2007, we granted approximately 1 million restricted stock unit awards at a weighted-average fair value of $35.36 and $30.90, respectively.
     Unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans amounted to $103 million as of June 14, 2008. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Note 6—Balance Sheet Details

	June	December
	14, 2008	29, 2007
Accounts Receivable, net
Trade accounts receivable	$1,740	$1,319
Allowance for doubtful accounts	(65)	(54)
Accounts receivable from PepsiCo	198	188
Other receivables	83	67

	$1,956	$1,520

Inventories
Raw materials and supplies	$253	$195
Finished goods	520	382

	$773	$577

Property, Plant and Equipment, net
Land	$330	$320
Buildings and improvements	1,571	1,484
Manufacturing and distribution equipment	4,184	4,091
Marketing equipment	2,434	2,389
Capital leases	37	36
Other	156	164

	8,712	8,484
Accumulated depreciation	(4,531)	(4,404)

	$4,181	$4,080

Industrial Revenue Bonds
     Pursuant to the terms of an industrial revenue bond, we transferred title of certain fixed assets with a net book value as of June 14, 2008 of $63 million to a state governmental authority in the U.S. to receive a property tax abatement. The title to these assets will revert back to PBG upon retirement or cancellation of the bond. These fixed assets are still recognized in the Company’s Condensed Consolidated Balance Sheet as all risks and rewards remain with the Company.

	June	December
	14, 2008	29, 2007
Accounts Payable and Other Current Liabilities
Accounts payable	$668	$615
Accounts payable to PepsiCo	369	255
Trade incentives	187	235
Accrued compensation and benefits	223	276
Other accrued taxes	135	140
Accrued interest	65	70
Other current liabilities	431	377

	$2,078	$1,968

Note 7—Other Intangible Assets, net and Goodwill
Other intangible assets, net

	June	December
	14, 2008	29, 2007
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$57	$54
Franchise and distribution rights	46	46
Other identified intangibles	34	30

	137	130

Accumulated amortization:
Customer relationships and lists	(17)	(15)
Franchise and distribution rights	(32)	(31)
Other identified intangibles	(19)	(17)

	(68)	(63)

Intangibles subject to amortization, net	69	67

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,241	3,235
Licensing rights	315	315
Distribution rights	316	294
Trademarks	225	213
Other identified intangibles	60	57

Intangibles not subject to amortization	4,157	4,114

Total other intangible assets, net	$4,226	$4,181

     During the first quarter, we acquired Pepsi-Cola Batavia Bottling Corp. The Pepsi-Cola franchised bottler serves certain New York counties in whole or in part. The acquisition did not have a material impact on our Condensed Consolidated Financial Statements.
     During the second quarter, PR Beverages Limited, our Russian venture, acquired Sobol-Aqua JSC (“Sobol”), a company that manufacturers Sobol brands and co-packs various Pepsi products in Siberia and Eastern Russia. The acquisition did not have a material impact on our Condensed Consolidated Financial Statements.
Intangible asset amortization
     Intangible asset amortization expense was $2 million and $3 million for the 12 weeks ended June 14, 2008 and June 16, 2007, respectively. Intangible asset amortization expense was $4 million and $5 million for the 24 weeks ended June 14, 2008 and June 16, 2007, respectively. Amortization expense for each of the next five years is estimated to be approximately $7 million or less.
Goodwill
     The changes in the carrying value of goodwill by reportable segment for the 24 weeks ended June 14, 2008 are as follows:

	U.S. &
	Canada	Europe	Mexico	Total
Balance at December 29, 2007	$1,290	$17	$226	$1,533
Purchase price allocations relating to acquisitions	—	9	(1)	8
Impact of foreign currency translation	(18)	0	13	(5)

Balance at June 14, 2008	$1,272	$26	$238	$1,536

     The purchase price allocations include goodwill allocations as a result of the Sobol acquisition and adjustments to goodwill as a result of changes in taxes associated with prior year acquisitions.
Accounting change
     The Company completes its impairment testing of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” annually, or more frequently as indicators warrant. In previous years the Company completed this test during the fourth quarter using a measurement date of third quarter-end. During the quarter ended June 14, 2008, the Company changed its impairment testing to the third quarter, using a measurement date at the beginning of the third quarter, in order to move the testing outside of the normal year-end reporting process to a date when resources are less constrained and to align with the Company’s annual strategic planning calendar. The Company believes that the resulting change in accounting principle related to the annual impairment testing date will not delay, accelerate, or avoid an impairment charge. The Company determined that the change in accounting principle related to the impairment testing date is preferable under the circumstances and does not result in adjustments to the Company’s financial statements when applied retrospectively. Similarly, the Company changed its impairment testing of intangible assets with indefinite useful lives to the third quarter, using a measurment date at the beginning of the third quarter.
Note 8—Fair Value Measurements
     SFAS 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with SFAS 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The three levels of the hierarchy are defined as follows:
     Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities. We currently do not have any Level 1 financial assets or liabilities.

     Level 2 — Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability.
     Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.
     The following table summarizes the financial assets and liabilities we measure at fair value on a recurring basis as of June 14, 2008:

Level 2
Financial Assets:
Cash flow hedges (a)	$19
Prepaid forward contract (b)	15

Total	$34

Financial Liabilities:
Unfunded deferred compensation liability (c)	$71
Foreign currency hedges (d)	4

Total	$75

(a)	The fair value of our cash flow hedges is primarily based on the forward curves of the specific indices upon which settlement is based.

(b)	The fair value of our forward contract is primarily based on the current value of our stock price.

(c)	The fair value of our unfunded deferred compensation liability is primarily based on the market indices corresponding to employees’ investment selections for their deferred compensation accounts.

(d)	The fair value of our forward exchange contracts is primarily based on observable forward foreign exchange rates.
Note 9—Pension and Postretirement Medical Benefit Plans
     The assets, liabilities and expense associated with our international employee benefit plans were not significant to our results of operations and our financial position and are not included in the tables and discussion presented below.
Components of net pension expense

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	14, 2008	16, 2007	14, 2008	16, 2007
Service cost	$11	$12	$23	$25
Interest cost	23	21	46	42
Expected return on plan assets — (income)	(26)	(23)	(53)	(47)
Amortization of net loss	4	9	7	18
Amortization of prior service costs	2	2	4	3

Net pension expense for the defined benefit plans	$14	$21	$27	$41

     There were no contributions made to our U.S. pension plans for the 24 weeks ended June 14, 2008.

Components of postretirement medical expense

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	14, 2008	16, 2007	14, 2008	16, 2007
Service cost	$1	$1	$2	$2
Interest cost	5	4	10	9
Amortization of net loss	1	1	2	2

Total postretirement medical expense	$7	$6	$14	$13

Defined contribution expense
     Defined contribution expense was $7 million for each of the 12 weeks ended June 14, 2008 and June 16, 2007 and $15 million and $13 million for the 24 weeks ended June 14, 2008 and June 16, 2007, respectively.
Note 10—Income Taxes
     We currently have on-going income tax audits in some of our major tax jurisdictions, some of which may come to a resolution within the next twelve months and could result in a material change in our unrecognized tax benefits. We cannot reasonably estimate the potential change in unrecognized tax benefits at this time.
Note 11—Segment Information
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

     The following tables summarize select financial information related to our reportable segments:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	14, 2008	16, 2007	14, 2008	16, 2007
Net Revenues
U.S. & Canada	$2,536	$2,527	$4,743	$4,629
Europe	592	468	828	644
Mexico	394	365	602	553

Worldwide net revenues	$3,522	$3,360	$6,173	$5,826

Operating Income (Loss)
U.S. & Canada	$276	$302	$412	$445
Europe	45	14	14	(11)
Mexico	29	22	32	24

Worldwide operating income	350	338	458	458
Interest expense, net	63	68	122	134
Other non-operating income, net	(3)	(3)	(6)	(2)
Minority interest	30	23	33	31

Income before income taxes	$260	$250	$309	$295

	June	December
	14, 2008	29, 2007
Total Assets
U.S. & Canada	$9,935	$9,737
Europe	2,094	1,671
Mexico	1,789	1,707

Worldwide total assets	$13,818	$13,115

Note 12—Comprehensive Income

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	14, 2008	16, 2007	14, 2008	16, 2007
Net income	$174	$162	$202	$191
Net currency translation adjustment	40	125	19	93
Cash flow hedge adjustment (a) (b)	4	(2)	8	(1)
Amortization of prior service cost and net loss in net periodic pension / postretirement cost to expense (c) (d)	3	7	7	13
Pension liability adjustment (e)	—	—	—	5

Comprehensive income	$221	$292	$236	$301

(a)	Net of minority interest and taxes of $3 million and $0 million for the 12 weeks ended June 14, 2008 and June 16, 2007, respectively.

(b)	Net of minority interest and taxes of $5 million and $0 million for the 24 weeks ended June 14, 2008 and June 16, 2007, respectively.

(c)	Net of minority interest and taxes of $3 million and $5 million for the 12 weeks ended June 14, 2008 and June 16, 2007, respectively.

(d)	Net of minority interest and taxes of $5 million and $10 million for the 24 weeks ended June 14, 2008 and June 16, 2007, respectively.

(e)	Net of minority interest and taxes of $3 million for the 24 weeks ended June 16, 2007.

Note 13—Full Service Vending Rationalization and Restructuring Charges
Full Service Vending Rationalization
     During 2007, we adopted a Full Service Vending (“FSV”) Rationalization plan, which we completed in the second quarter of 2008, to rationalize our vending asset base in our U.S. & Canada segment by disposing older underperforming assets and redeploying certain assets to higher return accounts. Our FSV business portfolio consists of accounts where we stock and service vending equipment.
     Over the course of the FSV Rationalization plan, we incurred a pre-tax charge of approximately $25 million, the majority of which was non-cash, including costs associated with the removal of these assets from service, disposal costs and redeployment expenses. We recorded approximately $2 million of this pre-tax charge during 2008. This pre-tax charge is recorded in selling, delivery and administrative expenses.
Restructuring Charges
     In the third quarter of 2007, we announced a restructuring program (the “Organizational Realignment”) to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. We substantially completed the Organizational Realignment during the first quarter of 2008. Over the course of the program we incurred a pre-tax charge of approximately $29 million, including $3 million which was recorded through the second quarter of 2008 primarily for relocation expenses in our U.S. & Canada segment. Of the total cost of the program, approximately $25 million has been paid or settled, including $11 million paid during 2008. The remaining amount accrued will primarily be paid out in the second half of 2008.
Note 14—Contingencies
     We are subject to various claims and contingencies related to lawsuits, environmental and other matters arising from the normal course of business. We believe that the ultimate liability arising from such claims or contingencies, if any, in excess of amounts already recognized is not likely to have a material adverse effect on our results of operations, financial condition or liquidity.
Note 15—Supplemental Cash Flow Information
     The table below presents the Company’s supplemental cash flow information:

	24 Weeks Ended
	June	June
	14, 2008	16, 2007
Interest paid	$137	$153
Income taxes paid	37	96
Non-cash investing and financing activities:
Decrease in accounts payable related to capital expenditures	(44)	(32)
Capital lease additions	2	2
Acquisition of intangible asset	—	315
Liabilities assumed in conjunction with acquisition of bottlers	13	—
Capital-in-kind contributions(a)	24	—

(a)	On March 1, 2007, together with PepsiCo we formed PR Beverages Limited, our Russian venture. In connection with the formation of this venture, PepsiCo agreed to contribute an additional $83 million plus accrued interest to the venture in the form of property, plant and equipment. During the first half of 2008, PepsiCo contributed $24 million in regards to this note. The remaining balance to be contributed to the venture is $48 million as of June 14, 2008.

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
     Management’s Financial Review should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the accompanying notes and our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which include additional information about our accounting policies, practices and the transactions that underlie our financial results. The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our Condensed Consolidated Financial Statements and the accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We use our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future, in determining the estimates that affect our Condensed Consolidated Financial Statements. Actual results may differ from these estimates.
OUR CRITICAL ACCOUNTING POLICIES
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
Critical Accounting Policy Update—Other Intangible Assets, net and Goodwill
     The Company completes its impairment testing of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” annually, or more frequently as indicators warrant. In previous years the Company completed this test in the fourth quarter using a measurement date of third quarter-end. During the quarter ended June 14, 2008, the Company changed its impairment testing to the third quarter, using a measurement date at the beginning of the third quarter, in order to move the testing outside of the normal year-end reporting process to a date when resources are less constrained and to align with the Company’s annual strategic planning calendar. Similarly, the Company changed its impairment testing of intangible assets with indefinite useful lives to the third quarter, using a measurement date at the beginning of the third quarter. For further information about this accounting change see Note 7 in the Notes to Condensed Consolidated Financial Statements.

OUR FINANCIAL RESULTS
ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
     The year-over-year comparisons of our financial results are affected by the following items included in our reported results:

	12 Weeks	24 Weeks
	Ended June	Ended June
Income/(Expense)	14, 2008	14, 2008
Gross Profit
PR Beverages	$—	$(4)
Operating income
PR Beverages	—	(4)
Restructuring and Full Service Vending Rationalization Charges	(2)	(5)
Net income
Restructuring and Full Service Vending Rationalization Charges	(1)	(3)
Diluted earnings per share
Restructuring and Full Service Vending Rationalization Charges	$(0.01)	$(0.01)
2008 Items
PR Beverages Limited (“PR Beverages”)
     On March 1, 2007, together with PepsiCo we formed PR Beverages, a venture that will enable us to strategically invest in Russia to accelerate our growth. We contributed our business in Russia to PR Beverages and PepsiCo entered into bottling agreements with PR Beverages for PepsiCo beverage products sold in Russia on the same terms as in effect for the Company immediately prior to the venture. PepsiCo also granted PR Beverages an exclusive license to manufacture and sell the concentrate for such products.
     Beginning in the second quarter of 2007, we fully consolidate PR Beverages into our financial statements and record minority interest for PepsiCo’s 40 percent ownership interest. The negative impact on operating income of $4 million incurred during the first quarter of 2008 resulting from the consolidation of the venture is offset in minority interest. Minority interest is recorded below operating income.
Restructuring Charges
     In the third quarter of 2007, we announced a restructuring program (the “Organizational Realignment”) to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. Over the course of the program we incurred a pre-tax charge of approximately $29 million. Of this amount, we recorded $2 million in the first quarter of 2008 and $1 million in the second quarter of 2008, primarily relating to relocation expenses in our U.S. & Canada segment. We substantially completed the Organizational Realignment during the first quarter of 2008, which resulted in the elimination of approximately 800 positions and we expect to recognize annual cost savings of about $30 million as a result of the program.
     Substantially all costs associated with the Organizational Realignment required or will require cash payments. The total after-tax cash expenditures, including payments made pursuant to existing unfunded indemnity plans, are expected to be approximately $25 million, of which $22 million has been paid since the inception of the program and through June 14, 2008. The remaining expenditures will primarily be paid in the second half of 2008.
Full Service Vending Rationalization
     During 2007, we adopted a Full Service Vending (“FSV”) Rationalization plan, which we completed in the second quarter of 2008, to rationalize our vending asset base in our U.S. & Canada segment by disposing older underperforming assets and redeploying certain assets to higher return accounts. Our FSV business portfolio consists of accounts where we stock and service vending equipment. Over the course of the FSV

Rationalization plan, we incurred a pre-tax charge of approximately $25 million, the majority of which is non-cash, including costs associated with the removal of these assets from service, disposal costs and redeployment expenses. This plan is part of the Company’s broader initiative designed to improve operating income margins of our FSV business.
     We incurred a pre-tax charge of approximately $1 million associated with the FSV Rationalization plan in each of the first and second quarters of 2008. These charges are recorded in selling, delivery and administrative expenses.
     For further information about our restructuring charges and FSV Rationalization see Note 13 in the Notes to Condensed Consolidated Financial Statements.
FINANCIAL PERFORMANCE SUMMARY AND WORLDWIDE FINANCIAL HIGHLIGHTS

	12 Weeks Ended			24 Weeks Ended
	June	June	%	June	June	%
	14, 2008	16, 2007	Change	14, 2008	16, 2007	Change
Net revenues	$3,522	$3,360	5%	$6,173	$5,826	6%
Cost of sales	1,916	1,825	5	3,398	3,168	7
Gross profit	1,606	1,535	5	2,775	2,658	4
Selling, delivery, and administrative expenses	1,256	1,197	5	2,317	2,200	5
Operating income	350	338	4	458	458	0
Net income	174	162	8	202	191	6
Diluted earnings per share (1)	$0.78	$0.70	12%	$0.89	$0.82	9%

(1)	— Percentage change for diluted earnings per share is calculated by using earnings per share data that is expanded to the fourth decimal place.
Worldwide Financial Highlights for the 12 Weeks Ended June 14, 2008
     The impact of foreign currency translation, driven by the strength of all our foreign functional currencies, contributed approximately three-percentage points of growth in worldwide net revenues, cost of sales, gross profit and selling, delivery and administrative expenses and contributed two-percentage points to worldwide operating income.
     Net revenues — Growth of five percent includes an eight-percent increase in net revenue per case driven by pricing gains in each of our countries and by foreign currency translation, partially offset by a decrease in worldwide volume growth.
     Cost of sales — Increase of five percent includes an eight-percent increase in cost of sales per case primarily attributable to higher raw material costs as well as foreign currency translation, partially offset by volume declines.
     Gross profit — Growth of five percent includes an eight-percent increase in gross profit per case due to rate increases to mitigate higher worldwide raw material costs coupled with the positive impact of foreign currency translation.
     Selling, delivery and administrative (“SD&A”) expenses — Increase of five percent includes additional costs associated with our investment in Europe coupled with the negative impact from foreign currency translation. These increases were mitigated by continued cost productivity improvements and disciplined cost management, driven primarily by the U.S. & Canada segment.
     Operating income — Increase of four percent was driven primarily by strong growth in our Europe and Mexico segments, partially offset by a decline in our U.S. & Canada segment. Overall, operating income growth was due to strong net revenue per case performance, cost productivity improvements across all segments, and the positive impact from foreign currency translation. This was partially offset by higher raw material costs worldwide and volume declines.

     Net income — Increase of eight percent reflects higher operating income and lower effective taxes and net interest expense, which was partially offset by increased minority interest due to growth in PR Beverages Limited, our Russian venture.
2008 RESULTS OF OPERATIONS
     Tables and discussion are presented as compared to the similar periods in the prior year. Growth rates are rounded to the nearest whole percentage.
Volume

	12 Weeks Ended				24 Weeks Ended
	June 14, 2008 vs. June 16, 2007				June 14, 2008 vs. June 16, 2007
	World	U.S. &			World	U.S. &
	wide	Canada	Europe	Mexico	wide	Canada	Europe	Mexico
Total volume change	(3)%	(4)%	1%	(3)%	(1)%	(2)%	3%	(1)%

     Our worldwide physical case volume decreased three percent in the second quarter and one percent for the first 24 weeks of 2008. The decrease in worldwide volume for the quarter was primarily driven by the overall weakness in the liquid refreshment beverage category in the U.S., coupled with a one-percentage point negative impact from the shift of the Easter holiday into the first quarter in 2008 versus the second quarter in 2007 (“Easter shift”) in our U.S & Canada segment. The decrease for the year-to-date period was primarily due to declines in our U.S. & Canada segment partially offset by growth in Europe.
     In our U.S. & Canada segment, volume decreased four-percentage points in the second quarter and two-percentage points for the first 24 weeks of 2008. The decrease in volume for the quarter was a result of a two-percentage point impact from the Easter shift and the macroeconomic factors negatively impacting the liquid refreshment beverage category. On a year-to-date basis, volume declines were driven by a two-percentage point decline in the cold drink channel and one-percentage point decline in our take home channel. Declines in our small format and foodservice channels, including restaurants, travel and leisure and workplace have been particularly impacted by the economic downturn in the U.S.
     In our Europe segment, volume grew one percent for the quarter and three percent for the year-to-date period, driven by strong growth in Russia and Turkey, partially offset by volume declines in Spain. Russia continues to lead Europe with volume growth of six percent for the quarter and seven percent for the year-to-date period, reflecting a strong performance in our non-carbonated beverages.
     In our Mexico segment, volume decreased three percent for the quarter and one percent for the year-to-date period, due in part to the Company’s pricing actions to drive improved margins across its portfolio.

Net Revenues

	12 Weeks Ended					24 Weeks Ended
	June 14, 2008 vs. June 16, 2007					June 14, 2008 vs. June 16, 2007
	World	U.S. &				World	U.S. &
	wide	Canada	Europe		Mexico	wide	Canada	Europe		Mexico
Volume impact	(3)%	(4)%	1%		(3)%	(1)%	(2)%	3%		(1)%
Net price per case impact (rate/mix)	5	4	12		7	4	3	12		7
Currency translation	3	1	13		4	3	1	13		3

Total net revenues change	5%	0%*	27	%*	8%	6%	2%	29	%*	9%

*	Does not add due to rounding to the whole percent.
     Worldwide net revenues were $3.5 billion in the second quarter of 2008 and $6.2 billion in the first 24 weeks of 2008, increasing five percent and six percent, respectively. Increases for the quarter and year-to-date periods reflect growth in net price per case in each of our segments and contributions from foreign currency translation, partially offset by volume declines in our U.S. & Canada and Mexico segments.
     In our U.S. & Canada segment, net revenues growth was flat in the quarter and increased two percent for the year-to-date period. The second quarter and year-to-date performance was primarily due to net price per case improvement and the positive impact from foreign currency translation, partially offset by volume declines. The increases in net price per case for both the quarter and year-to-date periods were primarily driven by rate improvements across our portfolio to offset rising raw material costs.
     In our Europe segment, growth in net revenues in the quarter and year-to-date periods reflects increases in net price per case in each of our countries, coupled with volume growth and the positive impact of foreign currency translation. Growth in net price per case was driven primarily by rate increases.
     In our Mexico segment, growth in net revenues in the quarter and year-to-date periods reflects strong increases in net price per case and the positive impact of foreign currency translation, partially offset by declines in volume. Growth in net price per case was primarily due to rate increases taken within our multi-serve carbonated soft drinks, jugs and bottled water packages, driving increased margin improvement.
     In the second quarter, our U.S. & Canada segment generated approximately 72 percent of our worldwide net revenues. Our Europe segment generated 17 percent of our net revenues and Mexico generated the remaining 11 percent. On a year-to-date basis, approximately 77 percent of our net revenues were generated in our U.S. & Canada segment, 13 percent was generated by Europe and the remaining 10 percent was generated by Mexico.
Cost of Sales

	12 Weeks Ended	24 Weeks Ended
	June 14, 2008 vs.	June 14, 2008 vs.
	June 16, 2007	June 16, 2007
	Worldwide	Worldwide
Volume impact	(3)%	(1)%
Cost per case impact	5	5
Currency translation	3	3

Total cost of sales change	5%	7%

     Worldwide cost of sales were $1.9 billion in the second quarter of 2008 and $3.4 billion for the first 24 weeks of 2008, increasing five percent and seven percent, respectively. The increases in cost of sales for both the quarter and year-to-date periods were mainly due to higher raw material costs worldwide and the negative impact of foreign currency translation. These increases were partially offset by a decrease in volume in our U.S. & Canada and Mexico segments for both the quarter and year-to-date periods.

Selling, Delivery and Administrative Expenses

	12 Weeks Ended June	24 Weeks Ended June
	14, 2008 vs. June 16,	14, 2008 vs. June 16,
	2007	2007
	Worldwide	Worldwide
Cost impact	1%	2%
Restructuring and Full Service Vending Rationalization charges	0	0
Currency translation	3	3

Total SD&A change	5%*	5%

*	Does not add due to rounding to the whole percent.
     Worldwide SD&A expenses were $1.3 billion in the second quarter of 2008 and $2.3 billion in the first 24 weeks of 2008, increasing five percent in both the quarter and year-to-date periods. Increases in worldwide SD&A expenses for the quarter and year-to-date periods reflect additional costs associated with the continued investment in Europe and the negative impact of foreign currency translation. These increases were partially offset by continued cost productivity improvements and disciplined cost management across all our segments and volume declines. Total SD&A costs in the U.S. remained flat versus prior year for both the quarter and year-to-date periods, largely driven by our cost saving initiatives.
Operating Income
     Worldwide operating income was $350 million in the second quarter of 2008 and $458 million for the first 24 weeks of 2008, increasing four percent for the quarter and remaining flat for the year-to-date period. Results were driven by strong net revenue per case performance, cost productivity improvements across all segments, and the positive impact from foreign currency translation, partially offset by higher raw materials costs and declines in volume. On a year-to-date basis, the Restructuring and FSV Rationalization charges and the consolidation of PR Beverages negatively impacted operating income growth by two-percentage points. For further information on each of these items see section entitled “Items Affecting Comparability of Our Financial Results”.
     In our U.S. & Canada segment, operating income decreased eight percent for the quarter and year-to-date periods primarily due to higher raw material costs and lower volume in the U.S. These declines were partially offset by rate increases, cost productivity improvements and a one-percentage point positive impact from foreign currency translation. Additionally, the restructuring and FSV Rationalization charges had a one-percentage point negative impact for both the quarter and year-to-date periods.
     In our Europe segment, operating income tripled for the quarter and increased $25 million on a year-to-date basis, reflecting strong growth in Russia and Turkey. Increase in operating income for the quarter reflects growth in net price per case to mitigate higher raw material costs, good cost performance in Spain and a $3 million positive impact from foreign currency translation. On a year-to-date basis, operating income benefited from growth in Russia and Turkey, coupled with good cost performance in Spain. This was partially offset by a $1 million negative impact from foreign currency translation and a $4 million negative impact in the first quarter from the consolidation of PR Beverages.
     In our Mexico segment, operating income increased approximately 32 percent in the quarter and 35 percent for the year-to-date period, due primarily to strong gross profit improvement resulting from rate increases and a five-percentage point positive impact from foreign currency translation for both the quarter and year-to-date periods.
Interest Expense, net
     Net interest expense decreased $5 million in the second quarter and $12 million on a year-to-date basis versus the prior year, largely due to lower effective interest rates on our variable rate debt.

Other Non-operating Income, net
     Other net non-operating income, consisting principally of foreign currency transactional gains, was flat in the second quarter and increased $4 million on a year-to-date basis. The year-to-date increase was driven by foreign currency transactional gains resulting from the strength of our foreign currencies.
Minority Interest
     Minority interest primarily reflects PepsiCo’s ownership in Bottling LLC of 6.6 percent, coupled with their 40 percent ownership in the PR Beverages venture. The $7 million increase in the second quarter and $2 million increase on a year-to-date basis is primarily driven by growth in our Russian operating venture.
Income Tax Expense
     Our effective tax rate for the 24 weeks ended June 14, 2008 was 34.5 percent compared with our effective tax rate of 35.3 percent for the 24 weeks ended June 16, 2007. The decrease in our effective tax rate is primarily driven by a pre-tax income mix shift into jurisdictions with lower effective tax rates, partially offset by the timing of recording discrete items in 2007.
LIQUIDITY AND FINANCIAL CONDITION
Cash Flows
24 Weeks Ended June 14, 2008 vs. June 16, 2007
     PBG generated $89 million of net cash from operations, a decrease of $69 million from 2007. The decrease in net cash provided by operations was driven primarily by timing of payments relating to promotional activities and compensation arrangements, partially offset by lower cash taxes.
     Net cash used for investments was $428 million, an increase of $17 million from 2007. The increase in cash used for investments reflects higher payments for capital expenditures due to timing of projects.
     Net cash provided by financing activities was $212 million, an increase of $93 million versus prior year. This increase in cash from financing reflects higher short-term borrowings to fund working capital needs and share repurchases. Also reflected in financing activities was $8 million of cash received from PepsiCo for their proportional share in the acquisition of Sobol-Aqua JSC, a venture in eastern Russia.
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
     We had $460 million and $50 million of outstanding commercial paper at June 14, 2008 and December 29, 2007, respectively.
     Our $1.3 billion of 5.63 percent senior notes will become due in February 2009. We plan to refinance these notes.
     On March 27, 2008, the Company’s Board of Directors approved an increase in the Company’s quarterly dividend from $0.14 to $0.17 per share on the outstanding common stock of the Company. This action resulted in a 21-percent increase in our quarterly dividend.
     On March 20, 2008, together with PepsiCo, we announced the joint acquisition of 75.5 percent in Russia’s leading branded juice company JSC Lebedyansky (“Lebedyansky”) for $1.4 billion, excluding the company’s baby food and mineral water business. As announced, PepsiCo will acquire 75 percent and we will acquire 25 percent of the 75.5 percent stake. We plan to fund the acquisition using our commercial paper program and cash provided by our operations. The acquisition is expected to be completed during the second half of our fiscal year 2008 and is subject to normal local regulatory approvals and the de-merger of the baby food business. The de-merger of the baby food business has been approved by Lebedyansky’s shareholders. Additionally, together with PepsiCo, we expect to tender for the remaining 24.5 percent ownership of Lebedyansky’s juice business. Our and PepsiCo’s tender for Lebedyansky’s remaining shares will continue to be purchased 25 percent and 75 percent, respectively.
Contractual Obligations
     As of June 14, 2008, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, under the caption “Contractual Obligations”.
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
     Cautionary statements included in Management’s Discussion and Analysis and in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 should be considered when evaluating our trends and future results.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to a variety of legal proceedings arising in the normal course of business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our Consolidated Financial Statements, results of operations or cash flows.
Item 1A. Risk Factors
     There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PBG PURCHASES OF EQUITY SECURITIES
     We repurchased approximately 6 million shares of PBG common stock in the second quarter of 2008. Since the inception of our share repurchase program in October 1999, we have repurchased approximately 143 million shares of PBG common stock. Our share repurchases for the second quarter of 2008 are as follows:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number		Part of Publicly	Be Purchased Under
	of Shares	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased [1]	per Share [2]	Programs [3]	Programs [3]

Period 4 03/23/08—04/19/08	1,325,000	$33.92	1,325,000	37,083,600
Period 5 04/20/08—05/17/08	1,512,000	$33.24	1,512,000	35,571,600
Period 6 05/18/08—06/14/08	3,486,200	$32.37	3,486,200	32,085,400

Total	6,323,200	$32.90	6,323,200

[1]	Shares have only been repurchased through publicly announced programs.

[2]	Average share price excludes brokerage fees.

[3]	The PBG Board has authorized the repurchase of shares of common stock on the open market and through negotiated transactions as follows:

Number of Shares
Authorized to be
Date Share Repurchase Program was Publicly Announced	Repurchased

October 14, 1999	20,000,000
July 13, 2000	10,000,000
July 11, 2001	20,000,000
May 28, 2003	25,000,000
March 25, 2004	25,000,000
March 24, 2005	25,000,000
December 15, 2006	25,000,000
March 27, 2008	25,000,000

Total shares authorized to be repurchased as of June 14, 2008	175,000,000

     Unless terminated by resolution of the PBG Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.	The Annual Meeting of Shareholders of PBG was held on May 28, 2008.

b.	The names of all directors are set forth below. The proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the nominees as listed in the proxy statement and all such nominees were elected.

c.	A brief description of each matter voted on and the number of votes cast are as follows:

	Number of Votes
				Broker
Description of Proposals	For	Against	Abstain	Non-Votes
1) Election of Directors:
Linda G. Alvarado	223,891,633	4,526,946	1,078,189	N/A
Barry H. Beracha	225,852,960	2,561,596	1,082,212	N/A
John C. Compton	227,011,177	1,482,931	1,002,660	N/A
Eric J. Foss	227,268,540	1,233,105	995,123	N/A
Ira D. Hall	225,923,315	2,562,182	1,011,271	N/A
Susan D. Kronick	225,340,333	3,071,618	1,084,817	N/A
Blythe J. McGarvie	224,180,877	4,231,827	1,084,064	N/A
John A. Quelch	224,124,090	4,257,385	1,115,293	N/A
Javier G. Teruel	225,856,744	2,632,028	1,007,996	N/A
Cynthia M. Trudell	226,992,644	1,496,800	1,007,324	N/A

2) Proposal to amend and restate the Company’s certificate of incorporation to adopt a plurality standard for the election of directors in a contested election and to make certain other technical changes	211,672,891	1,835,217	1,169,747	14,818,913

3) Proposal to approve an amendment to the PBG 2004 Long-Term Incentive Plan to authorize an additional 12 million shares of common stock to be issued in connection with awards and to make certain other changes	137,944,451	75,713,930	1,019,474	14,818,913

4) Ratification of appointment of Deloitte & Touche LLP as independent auditors	228,435,791	43,934	1,017,043	N/A

Item 6.
EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3.1	Amended and Restated Certificate of Incorporation of PBG

10.1	The PBG Directors’ Stock Plan (As Amended and Restated as of March 27, 2008), which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 22, 2008

10.2	PBG 2004 Long-Term Incentive Plan as amended and restated, effective May 28, 2008, which is incorporated herein by reference to Appendix B to PBG’s Proxy Statement for the 2008 Annual Meeting of Shareholders

10.3	Distribution Agreement between PBG and the North American Coffee Partnership

10.4	Amended and Restated Limited Liability Company Agreement of Bottling Group, LLC (“Bottling LLC”)

10.5	Amendment No. 1 to Bottling LLC’s Amended and Restated Limited Liability Company Agreement

18	Letter regarding change in accounting principles

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

99.1	Bottling Group, LLC Form 10-Q for the quarterly period ended June 14, 2008, as required by the SEC as a result of Bottling Group, LLC’s guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEPSI BOTTLING GROUP, INC. (Registrant)
Date: July 21, 2008	/s/ Thomas M. Lardieri
Thomas M. Lardieri
Vice President and Controller

Date: July 21, 2008	/s/ Alfred H. Drewes
Alfred H. Drewes
Senior Vice President and Chief Financial Officer