Form 10-Q
period 2008-09-06
PEPSI BOTTLING GROUP INC
filed 2008-10-14
CIK 1076405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 6, 2008 (12 weeks)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of Common Stock and Class B Common Stock of The Pepsi Bottling Group, Inc. outstanding as of October 4, 2008 was 211,151,124 and 100,000, respectively.

The Pepsi Bottling Group, Inc.
Index

PART I — FINANCIAL INFORMATION
Item 1.
The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Operations
in millions, except per share amounts, unaudited

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	6, 2008	8, 2007	6, 2008	8, 2007
Net revenues	$3,814	$3,729	$9,987	$9,555
Cost of sales	2,077	2,003	5,475	5,171

Gross profit	1,737	1,726	4,512	4,384
Selling, delivery and administrative expenses	1,282	1,293	3,599	3,493

Operating income	455	433	913	891
Interest expense, net	65	65	187	199
Other non-operating expenses (income), net	5	—	(1)	(2)
Minority interest	43	41	76	72

Income before income taxes	342	327	651	622
Income tax expense	111	67	218	171

Net income	$231	$260	$433	$451

Basic earnings per share	$1.09	$1.16	$1.99	$1.99

Weighted-average shares outstanding	212	226	217	227

Diluted earnings per share	$1.06	$1.12	$1.94	$1.94

Weighted-average shares outstanding	217	232	223	233

Dividends declared per common share	$0.17	$0.14	$0.48	$0.39

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	36 Weeks Ended
	September	September
	6, 2008	8, 2007
Cash Flows — Operations
Net income	$433	$451
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	468	457
Deferred income taxes	35	(57)
Share-based compensation	41	43
Net other non-cash charges and credits	259	260
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(469)	(533)
Inventories	(104)	(97)
Prepaid expenses and other current assets	(6)	(13)
Accounts payable and other current liabilities	98	325
Income taxes payable	121	131

Net change in operating working capital	(360)	(187)
Casualty insurance payments	(55)	(48)
Other, net	(104)	(45)

Net Cash Provided by Operations	717	874

Cash Flows — Investments
Capital expenditures	(579)	(563)
Acquisitions, net of cash acquired	(44)	(49)
Investments in noncontrolled affiliates	(608)	—
Proceeds from sale of property, plant and equipment	15	9
Other investing activities, net	(139)	6

Net Cash Used for Investments	(1,355)	(597)

Cash Flows — Financing
Short-term borrowings, net	751	126
Proceeds from long-term debt	—	1
Payments of long-term debt	(7)	(12)
Dividends paid	(99)	(82)
Excess tax benefit from the exercise of equity awards	2	6
Proceeds from the exercise of stock options	36	92
Share repurchases	(489)	(331)
Contributions from minority interest holder	308	—
Other financing activities	(4)	—

Net Cash Provided by (Used for) Financing	498	(200)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(10)	3

Net (Decrease) Increase in Cash and Cash Equivalents	(150)	80
Cash and Cash Equivalents — Beginning of Period	647	629

Cash and Cash Equivalents — End of Period	$497	$709

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Balance Sheets
in millions, except per share amounts

	(Unaudited)
	September	December
	6, 2008	29, 2007
ASSETS
Current Assets
Cash and cash equivalents	$497	$647
Accounts receivable, net	1,989	1,520
Inventories	680	577
Prepaid expenses and other current assets	486	342

Total Current Assets	3,652	3,086
Property, plant and equipment, net	4,160	4,080
Other intangible assets, net	4,208	4,181
Goodwill	1,526	1,533
Investments in noncontrolled affiliates	608	—
Other assets	239	235

Total Assets	$14,393	$13,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$2,150	$1,968
Short-term borrowings	980	240
Current maturities of long-term debt	1,306	7

Total Current Liabilities	4,436	2,215
Long-term debt	3,474	4,770
Other liabilities	1,225	1,186
Deferred income taxes	1,367	1,356
Minority interest	1,384	973

Total Liabilities	11,886	10,500

Shareholders’ Equity
Common stock, par value $0.01 per share: authorized 900 shares, issued 310 shares	3	3
Additional paid-in capital	1,841	1,805
Retained earnings	3,438	3,124
Accumulated other comprehensive loss	(60)	(48)
Treasury stock: 99 shares and 86 shares at September 6, 2008 and December 29, 2007, respectively, at cost	(2,715)	(2,269)

Total Shareholders’ Equity	2,507	2,615

Total Liabilities and Shareholders’ Equity	$14,393	$13,115

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
Tabular dollars in millions, except per share amounts
Note 1—Basis of Presentation
     When used in these Condensed Consolidated Financial Statements, “PBG,” “we,” “our,” “us” and the “Company” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC (“Bottling LLC”), our principal operating subsidiary. We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages, in all or a portion of the U.S., Mexico, Canada, Spain, Russia, Greece and Turkey.
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
     At September 6, 2008, PepsiCo, Inc. (“PepsiCo”) owned 70,670,348 shares of our stock, consisting of 70,570,348 shares of common stock and all 100,000 authorized shares of Class B common stock. This represents approximately 33.5 percent of our outstanding common stock and 100 percent of our outstanding Class B common stock, together representing 40.5 percent of the voting power of all classes of our voting stock. In addition, PepsiCo owns approximately 6.6 percent of the equity of Bottling LLC and has a 40 percent ownership interest in PR Beverages Limited (“PR Beverages”), our Russian venture, which is consolidated under Bottling LLC. We fully consolidate the results of Bottling LLC and present PepsiCo’s share as minority interest in our Condensed Consolidated Financial Statements.
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
Note 3—New Accounting Standards
SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The Company adopted SFAS 157 as it applies to financial assets and liabilities in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements. For further information about the fair value measurements of our financial assets and liabilities see Note 9.
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
Note 4—Earnings per Share
     The following table reconciles the shares outstanding and net earnings used in the computations of both basic and diluted earnings per share:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
Shares in millions	6, 2008	8, 2007	6, 2008	8, 2007

Net income	$231	$260	$433	$451

Weighted-average shares outstanding during period on which basic earnings per share is calculated	212	226	217	227
Effect of dilutive shares:
Incremental shares under stock compensation plans	5	6	6	6

Weighted-average shares outstanding during period on which diluted earnings per share is calculated	217	232	223	233

Basic earnings per share	$1.09	$1.16	$1.99	$1.99

Diluted earnings per share	$1.06	$1.12	$1.94	$1.94

     Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options or other equity awards from our share-based compensation plans were exercised and converted into common stock that would then participate in net income. The following shares were excluded from the diluted earnings per share computation because the exercise price of the options was greater than the average market price of the Company’s common shares during the related periods and the effect of including the options in the computation would be antidilutive:

•	For the 12 weeks ended September 6, 2008, options to purchase 13 million shares. For the 12 weeks ended September 8, 2007, there were no antidilutive options.
•	For the 36 weeks ended September 6, 2008 and September 8, 2007, options to purchase 6.5 million shares and 0.2 million shares, respectively.
Note 5—Share-Based Compensation
     The total impact of share-based compensation recognized in the Condensed Consolidated Statements of Operations is as follows:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	6, 2008	8, 2007	6, 2008	8, 2007
Total share-based compensation expense	$13	$13	$41	$43
Income tax benefit	(3)	(3)	(12)	(12)
Minority interest	(1)	(1)	(2)	(3)

Net income impact	$9	$9	$27	$28

     During each of the 36 weeks ended September 6, 2008 and September 8, 2007, we granted approximately 3 million stock option awards at a weighted-average fair value of $7.12 and $8.19, respectively.
     During each of the 36 weeks ended September 6, 2008 and September 8, 2007, we granted approximately 1 million restricted stock unit awards at a weighted-average fair value of $35.32 and $30.95, respectively.
     Unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans amounted to $90 million as of September 6, 2008. That cost is expected to be recognized over a weighted-average period of 2.1 years.
Note 6—Balance Sheet Details

	September	December
	6, 2008	29, 2007
Accounts Receivable, net
Trade accounts receivable	$1,802	$1,319
Allowance for doubtful accounts	(64)	(54)
Accounts receivable from PepsiCo	182	188
Other receivables	69	67

	$1,989	$1,520

Inventories
Raw materials and supplies	$239	$195
Finished goods	441	382

	$680	$577

Prepaid Expenses and Other Current Assets
Prepaid expenses	$310	$290
Other current assets	176	52

	$486	$342

	September	December
	6, 2008	29, 2007
Property, Plant and Equipment, net
Land	$325	$320
Buildings and improvements	1,585	1,484
Manufacturing and distribution equipment	4,197	4,091
Marketing equipment	2,414	2,389
Capital leases	37	36
Other	162	164

	8,720	8,484
Accumulated depreciation	(4,560)	(4,404)

	$4,160	$4,080

Industrial Revenue Bonds
     Pursuant to the terms of an industrial revenue bond, we transferred title of certain fixed assets with a net book value as of September 6, 2008 of $68 million to a state governmental authority in the U.S. to receive a property tax abatement. The title to these assets will revert back to PBG upon retirement or cancellation of the bond. These fixed assets are still recognized in the Company’s Condensed Consolidated Balance Sheet as all risks and rewards remain with the Company.

	September	December
	6, 2008	29, 2007
Accounts Payable and Other Current Liabilities
Accounts payable	$608	$615
Accounts payable to PepsiCo	353	255
Trade incentives	221	235
Accrued compensation and benefits	238	276
Other accrued taxes	157	140
Accrued interest	48	70
Other current liabilities	525	377

	$2,150	$1,968

Note 7—Other Intangible Assets, net and Goodwill
Other intangible assets, net

	September	December
	6, 2008	29, 2007
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$57	$54
Franchise and distribution rights	47	46
Other identified intangibles	34	30

	138	130

Accumulated amortization:
Customer relationships and lists	(18)	(15)
Franchise and distribution rights	(33)	(31)
Other identified intangibles	(20)	(17)

	(71)	(63)

Intangibles subject to amortization, net	67	67

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,226	3,235
Licensing rights	315	315
Distribution rights	317	294
Trademarks	226	213
Other identified intangibles	57	57

Intangibles not subject to amortization	4,141	4,114

Total other intangible assets, net	$4,208	$4,181

     During the first quarter, we acquired Pepsi-Cola Batavia Bottling Corp. The Pepsi-Cola franchise bottler serves certain New York counties in whole or in part. The acquisition did not have a material impact on our Condensed Consolidated Financial Statements.
     During the second quarter, PR Beverages Limited, our Russian venture, acquired Sobol-Aqua JSC (“Sobol”), a company that manufactures Sobol brands and co-packs various Pepsi products in Siberia and Eastern Russia. The acquisition did not have a material impact on our Condensed Consolidated Financial Statements.
Intangible asset amortization
     Intangible asset amortization expense was $3 million and $2 million for the 12 weeks ended September 6, 2008 and September 8, 2007, respectively. Intangible asset amortization expense was $7 million for each of the 36 weeks ended September 6, 2008 and September 8, 2007. Amortization expense for each of the next five years is estimated to be approximately $8 million or less.

Goodwill
     The changes in the carrying value of goodwill by reportable segment for the 36 weeks ended September 6, 2008 are as follows:

	U.S. &
	Canada	Europe	Mexico	Total
Balance at December 29, 2007	$1,290	$17	$226	$1,533
Purchase price allocations relating to acquisitions	—	9	—	9
Impact of foreign currency translation	(30)	—	14	(16)

Balance at September 6, 2008	$1,260	$26	$240	$1,526

     The purchase price allocations primarily include goodwill allocations as a result of our current year acquisitions.
Accounting change
     The Company completes its impairment testing of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” annually, or more frequently as indicators warrant. In previous years the Company completed this test during the fourth quarter using a measurement date of third quarter-end. During the second quarter ended June 14, 2008, the Company changed its impairment testing to the third quarter, using a measurement date at the beginning of the third quarter, in order to move the testing outside of the normal year-end reporting process to a date when resources are less constrained and to align with the Company’s annual strategic planning calendar.
     With the exception of Mexico’s intangible assets, the Company has also changed its impairment testing of identifiable intangible assets with indefinite useful lives to the third quarter, using a measurement date at the beginning of the third quarter. The Company has completed the annual impairment test for goodwill and identifiable intangible assets in the third quarter. No impairment was determined for the areas that were tested in the third quarter. As discussed in our 2007 Annual Report on Form 10-K, we are currently completing our strategic assessment of Mexico’s business. The Company is in the process of analyzing the impact of the strategic assessment on the annual operating plan, strategic plan and the long-term growth projections. We will complete the impairment testing of Mexico’s identifiable intangible assets in the fourth quarter.
Note 8 — Investment in Noncontrolled Affiliate
     At the end of the third quarter, together with PepsiCo, we completed a joint acquisition of an 81 percent stake in JSC Lebedyansky (“Lebedyansky”) for approximately $1.5 billion. The acquisition does not include the company’s baby food and mineral water businesses, which were spun off to shareholders in a separate transaction prior to our acquisition. The approximately $1.5 billion PepsiCo and we paid to acquire the stake in Lebedyansky implies a total enterprise value for Lebedyansky, including debt and spin-off related adjustments, and excluding the company’s baby food and mineral water business, of approximately $2 billion.
     The 81 percent stake in Lebedyansky was acquired 58.3 percent by PepsiCo and 41.7 percent by PR Beverages, our Russian venture with PepsiCo. We and PepsiCo have an ownership interest in PR Beverages of 60 percent and 40 percent, respectively. As a result, PepsiCo and we have economically acquired 75 percent and 25 percent of the 81 percent stake in Lebedyansky, respectively. We have recorded an equity investment of $608 million in Lebedyansky Holdings, a company that has been formed for the purpose of acquiring shares in Lebedyansky. In addition, we have recorded minority interest for PepsiCo’s proportional investment in Lebedyansky through PR Beverages.
     PepsiCo and PR Beverages will initiate a mandatory offer for the remaining shares of Lebedyansky in accordance with Russian law. PR Beverages and PepsiCo’s tender for Lebedyansky’s remaining shares will continue to reflect a 41.7 percent and 58.3 percent ownership, respectively. PR Beverages has placed $142 million into a restricted account to execute their share of the tender offer. These funds are classified in Prepaid Expenses and Other Current Assets in our Condensed Consolidated Balance Sheets. The movement of these funds into the restricted account is classified in Other Investing Activities, net in our Condensed Consolidated Statement of Cash Flows.

Note 9—Fair Value Measurements
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
     The following table summarizes the financial assets and liabilities we measure at fair value on a recurring basis as of September 6, 2008:

Level 2
Financial Assets:
Prepaid forward contract (a)	$15
Foreign currency forward contracts (b)	3
Interest rate swaps (c)	2

Total	$20

Financial Liabilities:
Treasury rate locks (d)	$21
Commodity contracts (b)	5
Foreign currency forward contracts (b)	1

Total	$27

(a)	Based primarily on the value of our stock price.

(b)	Based primarily on the forward curves of the specific indices upon which settlement is based.

(c)	Based primarily on the LIBOR index.

(d)	Based primarily on the 10-year Treasury-Note rate.

Note 10—Pension and Postretirement Medical Benefit Plans
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
Components of net pension expense

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	6, 2008	8, 2007	6, 2008	8, 2007
Service cost	$12	$13	$35	$38
Interest cost	23	21	69	63
Expected return on plan assets — (income)	(27)	(24)	(80)	(71)
Amortization of net loss	4	8	11	26
Amortization of prior service costs	1	2	5	5
Special termination benefits	—	4	—	4

Net pension expense for the defined benefit plans	$13	$24	$40	$65

     There were no contributions made to our U.S. pension plans for the 36 weeks ended September 6, 2008.
Components of postretirement medical expense

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	6, 2008	8, 2007	6, 2008	8, 2007
Service cost	$1	$1	$3	$3
Interest cost	5	5	15	14
Amortization of net loss	1	1	2	3

Total postretirement medical expense	$7	$7	$20	$20

Defined contribution expense
     Defined contribution expense was $6 million for each of the 12 weeks ended September 6, 2008 and September 8, 2007 and $21 million and $19 million for the 36 weeks ended September 6, 2008 and September 8, 2007, respectively.
Note 11—Income Taxes
     We currently have on-going income tax audits in our major tax jurisdictions, where issues such as deductibility of certain expenses have been raised. We believe that it is reasonably possible that our reserves for uncertain tax benefits could decrease in the range of $125 million to $160 million within the next twelve months as a result of the completion of the audits, the expiration of statute of limitations or through settlements with various tax authorities. While we cannot, at this point, determine the exact impact to our financial statements, the reductions in our tax reserves may result in a combination of additional tax payments, the adjustment of certain deferred taxes or the recognition of tax benefits in our income statement. In the event that we cannot reach settlement of some of these audits, our tax reserves may increase, although we cannot estimate such potential increases at this time.

Note 12—Segment Information
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
     The following tables summarize select financial information related to our reportable segments:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	6, 2008	8, 2007	6, 2008	8, 2007
Net Revenues
U.S. & Canada	$2,652	$2,665	$7,395	$7,294
Europe	770	683	1,598	1,327
Mexico	392	381	994	934

Worldwide net revenues	$3,814	$3,729	$9,987	$9,555

Operating Income
U.S. & Canada	$300	$300	$712	$745
Europe	123	110	137	99
Mexico	32	23	64	47

Worldwide operating income	455	433	913	891
Interest expense, net	65	65	187	199
Other non-operating expenses (income), net	5	—	(1)	(2)
Minority interest	43	41	76	72

Income before income taxes	$342	$327	$651	$622

	September	December
	6, 2008	29, 2007
Total Assets
U.S. & Canada	$9,800	$9,737
Europe	2,776	1,671
Mexico	1,817	1,707

Worldwide total assets	$14,393	$13,115

Note 13—Comprehensive Income

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
	6, 2008	8, 2007	6, 2008	8, 2007
Net income	$231	$260	$433	$451
Net currency translation adjustment	(46)	(10)	(27)	84
Cash flow hedge adjustment (a) (b)	(23)	(2)	(15)	(3)
Amortization of prior service cost and net loss in net periodic pension / postretirement cost to expense (c) (d)	4	6	11	19
Pension liability adjustment (e)	—	—	—	5

Comprehensive income	$166	$254	$402	$556

(a)	Net of minority interest and taxes of $(18) million and $(1) million for the 12 weeks ended September 6, 2008 and September 8, 2007, respectively.

(b)	Net of minority interest and taxes of $(13) million and $(1) million for the 36 weeks ended September 6, 2008 and September 8, 2007, respectively.

(c)	Net of minority interest and taxes of $2 million and $5 million for the 12 weeks ended September 6, 2008 and September 8, 2007, respectively.

(d)	Net of minority interest and taxes of $8 million and $15 million for the 36 weeks ended September 6, 2008 and September 8, 2007, respectively.

(e)	Net of minority interest and taxes of $3 million for the 36 weeks ended September 8, 2007.
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
Note 15—Supplemental Cash Flow Information
     The table below presents the Company’s supplemental cash flow information:

	36 Weeks Ended
	September	September
	6, 2008	8, 2007
Interest paid	$218	$233
Income taxes paid	60	91
Non-cash investing and financing activities:
Decrease in accounts payable related to capital expenditures	(42)	(36)
Capital lease additions	3	3
Acquisition of intangible asset	—	315
Liabilities assumed in conjunction with acquisition of bottlers	13	1
Capital-in-kind contributions (a)	27	5
Share compensation	1	—

(a)	On March 1, 2007, together with PepsiCo we formed PR Beverages Limited, our Russian venture. In connection with the formation of this venture, PepsiCo agreed to contribute an additional $83 million plus accrued interest to the venture in the form of property, plant and equipment. PepsiCo has contributed $27 million in regards to this note during 2008. The remaining balance to be contributed to the venture is $45 million as of September 6, 2008.

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
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages, and all of our segments derive revenue from these products. We manage and report operating results through three reportable segments — U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment.
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
Critical Accounting Policy Update — Other Intangible Assets, net and Goodwill
     The Company completes its impairment testing of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” annually, or more frequently as indicators warrant. In previous years the Company completed this test in the fourth quarter using a measurement date of third quarter-end. During the second quarter ended June 14, 2008, the Company changed its impairment testing to the third quarter, using a measurement date at the beginning of the third quarter. With the exception of Mexico’s intangible assets, the Company has also changed its impairment testing of intangible assets with indefinite useful lives to the third quarter, using a measurement date at the beginning of the third quarter. For further information about our intangibles assets and goodwill see Note 7 in the Notes to Condensed Consolidated Financial Statements.

OUR FINANCIAL RESULTS
ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
     The year-over-year comparisons of our financial results are affected by the following items included in our reported results:

	12 Weeks Ended		36 Weeks Ended
	September	September	September	September
Income/(Expense)	6, 2008	8, 2007	6, 2008	8, 2007
Gross profit
PR Beverages	$—	$—	$(4)	$—
Operating income
PR Beverages	—	—	(4)	—
Restructuring and Full Service Vending Rationalization Charges	—	(20)	(5)	(20)
Net income
Restructuring and Full Service Vending Rationalization Charges	—	(15)	(3)	(15)
Tax Audit Settlement	—	46	—	46
Diluted earnings per share
Restructuring and Full Service Vending Rationalization Charges	$—	$(0.06)	$(0.01)	$(0.06)
Tax Audit Settlement	$—	$0.20	$—	$0.20
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
     Beginning in the second quarter of 2007, we fully consolidate PR Beverages into our financial statements and record minority interest for PepsiCo’s 40 percent ownership interest. The negative impact on operating income of $4 million incurred during the first quarter of 2008 resulting from the consolidation of the venture is primarily offset in minority interest. Minority interest is recorded below operating income.
Restructuring Charges
     In the third quarter of 2007, we announced a restructuring program to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. We substantially completed the organizational realignment during the first quarter of 2008, which resulted in the elimination of approximately 800 positions and we expect to recognize annual cost savings of about $30 million as a result of the program. Over the course of the program we incurred a pre-tax charge of approximately $29 million. Of this amount, we recorded $3 million in the first half of 2008, primarily relating to relocation expenses in our U.S. & Canada segment. During the third quarter of 2007, we recorded Restructuring Charges of $20 million or $0.06 per diluted share, of which $12 million was recorded in the U.S. & Canada segment and the remaining $8 million was recorded in the Europe segment. We paid approximately $24 million of after-tax cash payments associated with these Restructuring Charges.

Full Service Vending Rationalization
     In the fourth quarter of 2007, we adopted a Full Service Vending (“FSV”) Rationalization plan, which we completed in the second quarter of 2008, to rationalize our vending asset base in our U.S. & Canada segment by disposing older underperforming assets and redeploying certain assets to higher return accounts. Our FSV business portfolio consists of accounts where we stock and service vending equipment. This plan is part of the Company’s broader initiative designed to improve operating income margins of our FSV business. Over the course of the FSV Rationalization plan, we incurred a pre-tax charge of approximately $25 million, the majority of which is non-cash, including costs associated with the removal of these assets from service, disposal costs and redeployment expenses. Of this amount, we incurred a pre-tax charge of approximately $2 million associated with the FSV Rationalization plan in the first half of 2008. This charge is recorded in selling, delivery and administrative expenses.
Tax Audit Settlement
     During the third quarter of 2007, PBG recorded a net non-cash benefit of $46 million or $0.20 per diluted share to income tax expense related to the reversal of reserves for uncertain tax benefits resulting from the expiration of the statute of limitations on the IRS audit of our U.S. 2001 and 2002 tax returns.
FINANCIAL PERFORMANCE SUMMARY AND WORLDWIDE FINANCIAL HIGHLIGHTS

	12 Weeks Ended			36 Weeks Ended
	September	September	%	September	September	%
	6, 2008	8, 2007	Change	6, 2008	8, 2007	Change
Net revenues	$3,814	$3,729	2%	$9,987	$9,555	5%
Cost of sales	2,077	2,003	4	5,475	5,171	6
Gross profit	1,737	1,726	1	4,512	4,384	3
Selling, delivery and administrative expenses	1,282	1,293	(1)	3,599	3,493	3
Operating income	455	433	5	913	891	2
Net income	231	260	(12)	433	451	(4)
Diluted earnings per share (1)	$1.06	$1.12	(5%)	$1.94	$1.94	0%

(1)	Percentage change for diluted earnings per share is calculated by using earnings per share data that is expanded to the fourth decimal place.
Worldwide Financial Highlights for the 12 Weeks Ended September 6, 2008
     The impact of foreign currency translation, driven by the strength of all our foreign functional currencies, contributed approximately three-percentage points of growth in worldwide net revenues, cost of sales, gross profit, selling, delivery and administrative expenses and operating income.
     Net revenues — Growth of two percent includes a nine-percent increase in net revenue per case driven by pricing gains in each of our segments and by foreign currency translation, partially offset by a six percent decline in worldwide volume growth.
     Cost of sales — Increase of four percent includes an 11-percent increase in cost of sales per case primarily attributable to higher raw material costs as well as foreign currency translation, partially offset by volume declines.
     Gross profit — Growth of one percent driven by a seven-percent increase in gross profit per case due to rate increases to mitigate higher worldwide raw material costs coupled with the positive impact of foreign currency translation, partially offset by volume declines.

     Selling, delivery and administrative (“SD&A”) expenses — Decline of one percent includes $20 million of Restructuring Charges taken in the third quarter of 2007, which reduced SD&A growth rate for the quarter by approximately two-percentage points. The remaining one-percent growth in SD&A was driven by additional costs associated with our investments in Europe coupled with the negative impact from strengthening foreign currencies, mitigated by lower operating costs due to volume declines and continued cost and productivity improvements.
     Operating income — Increase of five percent was driven primarily by Restructuring Charges taken in the prior year, which contributed five percentage points to operating income growth-rate for the quarter. Increases in Europe and Mexico were offset by a decline in our U.S. & Canada segment. Operating income results include increases in the top-line driven by strong net revenue per case growth and a favorable impact from strengthening foreign currencies, offset by declines in volume reflecting soft economic conditions globally and higher raw material costs.
     Net income — Decline of 12 percent includes a net after-tax gain of $31 million due to the net effect of the Tax Audit Settlement and the Restructuring Charges recognized in the third quarter of 2007. These items contributed 13-percentage points of decline to the growth rate for the quarter. The remaining one percent increase in net income reflects lower effective taxes partially offset by increased foreign currency transactional costs.
2008 RESULTS OF OPERATIONS
     Tables and discussion are presented as compared to the similar periods in the prior year. Growth rates are rounded to the nearest whole percentage.
Volume

	12 Weeks Ended				36 Weeks Ended
	September 6, 2008 vs. September 8, 2007				September 6, 2008 vs. September 8, 2007
		U.S. &				U.S. &
	Worldwide	Canada	Europe	Mexico	Worldwide	Canada	Europe	Mexico
Total volume change	(6)%	(6)%	(6)%	(9)%	(3)%	(3)%	(1)%	(4)%

     Our worldwide physical case volume decreased six percent in the third quarter and three percent for the first 36 weeks of 2008. The decrease in worldwide volume for the quarter and year-to-date periods was primarily driven by the overall macroeconomic factors negatively impacting the liquid refreshment beverage categories in each of our geographies.
     In our U.S. & Canada segment, volume decreased six percent in the third quarter and three percent for the first 36 weeks of 2008. The decrease in volume for the quarter and year-to-date basis was primarily a result of the macroeconomic factors negatively impacting the liquid refreshment beverage category. In the quarter, there was a four percent decline in the cold drink channel and a six percent decline in the take home channel. On a year-to-date basis, cold drink and take home channels both declined by three percent. The increased decline in the take home channel for the quarter was driven primarily by our large format stores. This channel was impacted by the overall declines in the liquid refreshment beverage category as well as pricing actions taken to improve profitability in our take-home packages including our unflavored water business. For the quarter and year-to-date periods, declines in the cold drink channel were driven by our foodservice channel, including restaurants, travel and leisure and workplace, which have been particularly impacted by the economic downturn in the United States.
     In our Europe segment, volume declined by six percent for the quarter and one percent for the year-to-date period. For the quarter, soft volume performance in Europe reflects overall weak macroeconomics throughout Europe, which led to category softness in Russia, Turkey and Spain.
     In our Mexico segment, volume decreased nine percent for the quarter and four percent for the year-to-date period, driven by slower economic growth coupled with pricing actions taken by the Company to drive improved margins across its portfolio.

Net Revenues

	12 Weeks Ended								36 Weeks Ended
	September 6, 2008 vs. September 8, 2007								September 6, 2008 vs. September 8, 2007
	Worldwide		U.S. & Canada		Europe		Mexico		Worldwide	U.S. & Canada	Europe		Mexico
Volume impact	(6)%		(6)%		(6)%		(9)%		(3)%	(3)%	(1)%		(4)%
Net price per case impact (rate/mix)	6		5		8		5		5	3	10		6
Currency translation	3		0		10		6		3	1	12		4

Total net revenues change	2	%*	0	%*	13	%*	3	%*	5%	1%	20	%*	6%

*	Does not add due to rounding to the whole percent.
     Worldwide net revenues were $3.8 billion in the third quarter and $10.0 billion for the first 36 weeks of 2008, increasing two percent and five percent, respectively, for the quarter and year-to-date periods. Increases for the quarter and year-to-date periods reflect growth in net price per case and contributions from foreign currency translation, partially offset by volume declines in each of our geographic segments.
     In our U.S. & Canada segment, net revenues growth was flat in the quarter and increased one percent for the year-to-date period. The third quarter and year-to-date performance was driven by net price per case improvement offset by volume declines. The increases in net price per case for both the quarter and year-to-date periods were primarily driven by rate increases taken to offset rising raw material costs and improve profitability in our take-home packages including our unflavored water business.
     In our Europe segment, growth in net revenues in the quarter and the year-to-date periods reflects increases in net price per case and the positive impact of foreign currency translation, partially offset by volume declines. Growth in net price per case in Russia and Turkey, driven by rate increases, drove significant improvements in Europe’s gross profit per case for the quarter and year-to-date periods, increasing 17 and 22 percent, respectively.
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
     In the third quarter, our U.S. & Canada segment generated approximately 70 percent of our worldwide net revenues. Our Europe segment generated 20 percent of our net revenues and Mexico generated the remaining 10 percent. On a year-to-date basis, approximately 74 percent of our net revenues were generated in our U.S. & Canada segment, 16 percent was generated by Europe and the remaining 10 percent was generated by Mexico.

Cost of Sales

	12 Weeks Ended	36 Weeks Ended
	September 6, 2008 vs.	September 6, 2008 vs.
	September 8, 2007	September 8, 2007
	Worldwide	Worldwide
Volume impact	(6)%	(3)%
Cost per case impact	7	6
Currency translation	3	3

Total cost of sales change	4%	6%

     Worldwide cost of sales were $2.1 billion in the third quarter and $5.5 billion for the first 36 weeks of 2008, increasing four percent and six percent, respectively. The increases in cost of sales for both the quarter and year-to-date periods were mainly due to higher raw material costs worldwide and the negative impact from strengthening foreign currencies. Specifically, we have incurred increases in costs relating to plastic bottle components, sweetener and concentrate. These increases were partially offset by a decrease in volume in each of our segments.
Selling, Delivery and Administrative Expenses

	12 Weeks Ended	36 Weeks Ended
	September 6, 2008 vs.	September 6, 2008 vs.
	September 8, 2007	September 8, 2007
	Worldwide	Worldwide
Cost impact	(2)%	0%
Restructuring and Full Service Vending Rationalization charges	(2)	0
Currency translation	3	3

Total SD&A change	(1)%	3%

     Worldwide SD&A expenses were $1.3 billion in the third quarter and $3.6 billion in the first 36 weeks of 2008, decreasing one percent in the quarter and increasing three percent for the year-to-date period. Results include $20 million of Restructuring Charges recorded in the third quarter of 2007 and $5 million of Restructuring and FSV Rationalization charges recorded in the first half of 2008. These items contributed to a two-percentage point decline in the SD&A growth rate for the quarter and less than a one-percentage point impact on a year-to-date basis.
     The remaining increase in Worldwide SD&A expenses for the quarter and year-to-date periods was driven by additional costs associated with our investments in Europe and the negative impact from strengthening foreign currencies. These increases were partially offset by declines in operating costs due to decreases in volume and continued cost and productivity improvements across all our segments. We have captured over $100 million of productivity gains during 2008 reflecting an increased focus in cost containment across all of our businesses. These productivity gains reflect a combination of headcount savings from our prior year restructurings, reducing discretionary spending and leveraging centralized transportation. We are currently reviewing our cost structure to generate multi-year savings and the extent of any potential future related charges. Our review is focused on our manufacturing costs, warehouse capabilities, go-to-market effectiveness and general and administrative spending.
Operating Income
     Worldwide operating income was $455 million in the third quarter and $913 million for the first 36 weeks of 2008, increasing five percent for the quarter and two percent for the year-to-date period. Restructuring Charges taken in the third quarter of 2007, contributed five-percentage points to worldwide operating income growth rate for the quarter. Restructuring and FSV Rationalization charges and the consolidation of PR Beverages contributed one-percentage point to the year-to-date growth rate.

     The remaining growth for the quarter and year-to-date periods was driven by increases in Europe and Mexico, which was partially offset by a decline in our U.S. & Canada segment. Foreign currency translation contributed three-percentage points of growth for the quarter and two-percentage points for the year-to-date period.
     In our U.S. & Canada segment, operating income was flat for the quarter and declined four percent for the year-to-date period. Restructuring and FSV Rationalization charges contributed four-percentage points to the growth rate for the quarter and one-percentage point on a year-to-date basis. The remaining decline for the quarter and year-to-date periods is primarily due to higher raw material costs and lower volume in the United States. These declines were partially offset by cost and productivity improvements and net revenue per case increases driven by rate.
     In our Europe segment, operating income increased 12 percent for the quarter. Restructuring Charges recorded in the prior year contributed eight-percentage points to the growth rate for the quarter. The remaining four-percent increase in operating income for the quarter reflects growth in gross profit per case and a nine-percentage point positive impact from foreign currency translation, which was partially offset by volume declines.
     On a year-to-date basis, Europe’s operating income increased 39 percent benefiting from growth in Russia and Turkey, and 10-percentage points of growth from foreign currency translation. The net impact of PR Beverages in the first quarter and Restructuring Charges taken in the third quarter of 2007 benefited the year-to-date growth rate by six-percentage points.
     In our Mexico segment, operating income increased approximately 38 percent in the quarter and 36 percent for the year-to-date period, due primarily to strong gross profit improvement resulting from rate increases and the positive impact from foreign currency translation. Foreign currency translation benefited operating income growth by nine-percentage points for the quarter and seven-percentage points on a year-to-date basis.
Interest Expense, net
     Net interest expense for the quarter was flat due to lower effective interest rates on our variable rate debt offset by higher debt levels due to increased working capital needs. On a year-to-date basis, net interest expense decreased by $12 million largely due to lower effective interest rates, which was partially offset by higher debt levels in the third quarter.
Other Non-operating Expenses (Income), net
     Other net non-operating expenses (income), consists principally of foreign currency transactional gains and losses. For the quarter, we incurred $5 million of charges due primarily to foreign currency transactional losses in Russia and Mexico.
Minority Interest
     Minority interest primarily reflects PepsiCo’s ownership in Bottling LLC of 6.6 percent, coupled with their 40 percent ownership in the PR Beverages venture. The $2 million increase in the third quarter and $4 million increase on a year-to-date basis is primarily driven by growth in our Russian operating venture.
Income Tax Expense
     Our effective tax rate for the 36 weeks ended September 6, 2008 was 33.5% compared with our effective tax rate of 27.4% for the 36 weeks ended September 8, 2007. The increase in our 2008 effective tax rate is primarily driven by the reversal of uncertain tax benefits recorded in the third quarter of 2007 related to the expiration of the statute of limitations on the Internal Revenue Service audit of our 2001 and 2002 tax returns (See Items Affecting Comparability of our Financial Results — Tax Audit Settlement for more information), which decreased our 2007 effective rate by 7.1%. The decrease from the Tax Audit Settlement in the prior year was partially offset by lower effective taxes in 2008 due to country mix.

LIQUIDITY AND FINANCIAL CONDITION
Cash Flows
36 Weeks Ended September 6, 2008 vs. September 8, 2007
     PBG generated $717 million of net cash from operations, a decrease of $157 million from 2007. The decrease in net cash provided by operations was driven primarily by timing of accounts payable disbursements and higher payments relating to promotional activities.
     Net cash used for investments was $1,355 million, an increase of $758 million from 2007. The increase in cash used for investments primarily reflects $750 million of payments associated with our investment in Lebedyansky, which includes $142 million of restricted cash reserved for the remaining tender offer.
     Net cash provided by financing activities was $498 million, an increase of $698 million as compared to a use of cash of $200 million in 2007. This increase in cash from financing reflects higher borrowings to fund our investment in Lebedyansky, working capital needs and share repurchases. Also reflected in financing activities was $308 million of cash received from PepsiCo for their proportional share in the acquisition of Lebedyansky and Sobol-Aqua JSC by PR Beverages.
Liquidity and Capital Resources
     Our principal sources of cash come from our operating activities and the issuance of debt and bank borrowings. We believe that these cash inflows will be sufficient to fund capital expenditures, benefit plan contributions, acquisitions, share repurchases, dividends and working capital requirements for the foreseeable future.
     The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future. Management will continue to closely monitor the Company’s liquidity and the credit markets. However, management cannot predict with any certainty the impact to the Company of any further disruption in the credit environment.
     We had $591 million and $50 million of outstanding commercial paper at September 6, 2008 and December 29, 2007, respectively.
     Our $1.3 billion of 5.63 percent senior notes will become due in February 2009. We plan to refinance these notes.
     On March 27, 2008, the Company’s Board of Directors approved an increase in the Company’s quarterly dividend from $0.14 to $0.17 per share on the outstanding common stock of the Company. This action resulted in a 21-percent increase in our quarterly dividend.
     As described in Note 8, we completed a joint acquisition with PepsiCo of an 81 percent stake in Russia’s leading branded juice company JSC Lebedyansky (“Lebedyansky”) for approximately $1.5 billion. PepsiCo and PR Beverages will initiate a mandatory offer for the remaining shares of Lebedyansky in accordance with Russian law. PR Beverages and PepsiCo’s tender for Lebedyansky’s remaining shares will continue to reflect a 41.7 percent and 58.3 percent ownership, respectively. PR Beverages has placed $142 million into a restricted account to execute their share of the tender offer.

Contractual Obligations
     As of September 6, 2008, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, under the caption “Contractual Obligations”.
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
Item 1A. Risk Factors
     There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 with the exception of the following:
Our business requires a significant supply of raw materials and energy, the limited availability or increased costs of which could adversely affect our business and financial results.
     The production and distribution of our beverage products is highly dependent on certain ingredients, packaging materials, other raw materials, and energy. To produce our products, we require significant amounts of ingredients, such as beverage concentrate and high fructose corn syrup, as well as access to significant amounts of water. We also require significant amounts of packaging materials, such as aluminum and plastic bottle components, such as resin (a petroleum-based product). In addition, we use a significant amount of electricity, natural gas, motor fuel and other energy sources to operate our fleet of trucks and our bottling plants.
     If the suppliers of our ingredients, packaging materials, other raw materials or energy are impacted by an increased demand for their products, weather conditions, natural disasters, governmental regulation, terrorism, strikes or other events, and we are not able to effectively obtain the products from another supplier, we could incur an interruption in the supply of such products or increased costs of such products. Any sustained interruption in the supply of our ingredients, packaging materials, other raw materials or energy could have a material adverse effect on our business and financial results.
     If there is a significant increase in the costs of such products and we are unable to pass the increased costs on to our customers in the form of higher prices, there could be a material adverse effect on our business and financial results.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PBG PURCHASES OF EQUITY SECURITIES
     We repurchased approximately 4 million shares of PBG common stock in the third quarter of 2008. Since the inception of our share repurchase program in October 1999, we have repurchased approximately 146 million shares of PBG common stock. Our share repurchases for the third quarter of 2008 are as follows:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number		Part of Publicly	Be Purchased Under
	of Shares	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased [1]	per Share [2]	Programs [3]	Programs [3]

Period 7 06/15/08—07/12/08	1,000,000	$30.88	1,000,000	31,085,400
Period 8 07/13/08—08/09/08	2,425,000	$27.70	2,425,000	28,660,400
Period 9 08/10/08—09/06/08	120,000	$28.79	120,000	28,540,400

Total	3,545,000	$28.63	3,545,000

[1]	Shares have only been repurchased through publicly announced programs.

[2]	Average share price excludes brokerage fees.

[3]	The PBG Board has authorized the repurchase of shares of common stock on the open market and through negotiated transactions as follows:

Number of Shares
Authorized to be
Date Share Repurchase Program was Publicly Announced	Repurchased

October 14, 1999	20,000,000
July 13, 2000	10,000,000
July 11, 2001	20,000,000
May 28, 2003	25,000,000
March 25, 2004	25,000,000
March 24, 2005	25,000,000
December 15, 2006	25,000,000
March 27, 2008	25,000,000

Total shares authorized to be repurchased as of September 6, 2008	175,000,000

          Unless terminated by resolution of the PBG Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

Item 6.
EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

99.1	Bottling Group, LLC Form 10-Q for the quarterly period ended September 6, 2008, as required by the SEC as a result of Bottling Group, LLC’s guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEPSI BOTTLING GROUP, INC. (Registrant)
Date: October 14, 2008	/s/ Thomas M. Lardieri
Thomas M. Lardieri
Vice President and Controller

Date: October 14, 2008	/s/ Alfred H. Drewes
Alfred H. Drewes
Senior Vice President and Chief Financial Officer