Form 10-K
period 2008-12-27
PEPSI BOTTLING GROUP INC
filed 2009-02-20
CIK 1076405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 27, 2008
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from to

Commission file number 1-14893

The Pepsi Bottling Group, Inc.
(Exact name of Registrant as Specified in its Charter)

Incorporated in Delaware	13-4038356
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
One Pepsi Way, Somers, New York	10589
(Address of Principal Executive Offices)	(Zip code)

Registrant’s telephone number, including area code: (914) 767-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of Common Stock and Class B Common Stock of The Pepsi Bottling Group, Inc. outstanding as of February 6, 2009 was 211,583,553 and 100,000, respectively. The aggregate market value of The Pepsi Bottling Group, Inc. Capital Stock held by non-affiliates of The Pepsi Bottling Group, Inc. (assuming for the sole purpose of this calculation, that all executive officers and directors of The Pepsi Bottling Group, Inc. are affiliates of The Pepsi Bottling Group, Inc.) as of June 13, 2008 was $4,301,872,063 (based on the closing sale price of The Pepsi Bottling Group, Inc.’s Capital Stock on that date as reported on the New York Stock Exchange).

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for The Pepsi Bottling Group, Inc. May 27, 2009 Annual Meeting of Shareholders	III

PART I

ITEM 1. BUSINESS

Introduction

The Pepsi Bottling Group, Inc. (“PBG”) was incorporated in Delaware in January, 1999, as a wholly owned subsidiary of PepsiCo, Inc. (“PepsiCo”) to effect the separation of most of PepsiCo’s company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of January 23, 2009, PepsiCo’s ownership represented 33.1% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 40.2% of the voting power of all classes of PBG’s voting stock. PepsiCo also owned approximately 6.6% of the equity interest of Bottling Group, LLC, PBG’s principal operating subsidiary, as of January 23, 2009. When used in this Report, “PBG,” “we,” “us,” “our” and the “Company” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC, which we also refer to as “Bottling LLC.”

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

In 2008, approximately 75% of our net revenues were generated in the U.S. & Canada, 15% of our net revenues were generated in Europe, and the remaining 10% of our net revenues were generated in Mexico. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 in the Notes to Consolidated Financial Statements for additional information regarding the business and operating results of our reportable segments.

Principal Products

PBG is the world’s largest manufacturer, seller and distributor of Pepsi-Cola beverages. In addition, in some of our territories we have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, including Dr Pepper, Crush and Squirt. We also have the right in some of our territories to manufacture, sell and distribute beverages under trademarks that we own, including Electropura, e-pura and Garci Crespo. The majority of our volume is derived from brands licensed from PepsiCo or PepsiCo joint ventures.

We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 42 states and the District of Columbia in the United States, nine Canadian provinces, Spain, Greece, Russia, Turkey and 23 states in Mexico.

In 2008, approximately 74% of our sales volume in the U.S. & Canada was derived from carbonated soft drinks and the remaining 26% was derived from non-carbonated beverages, 69% of our sales volume in Europe was derived from carbonated soft drinks and the remaining 31% was derived from non-carbonated beverages, and 52% of our Mexico sales volume was derived from carbonated soft drinks and the remaining 48% was derived from non-carbonated beverages. Our principal beverage brands include the following:

U.S. & Canada
Pepsi	Sierra Mist	Lipton
Diet Pepsi	Sierra Mist Free	SoBe
Diet Pepsi Max	Aquafina	SoBe No Fear
Wild Cherry Pepsi	Aquafina FlavorSplash	SoBe Life Water
Pepsi Lime	G2 from Gatorade	Starbucks Frappuccino®
Pepsi ONE	Propel	Dole
Mountain Dew	Crush	Muscle Milk
Diet Mountain Dew	Tropicana juice drinks
AMP	Mug Root Beer
Mountain Dew Code Red	Trademark Dr Pepper

Europe
Pepsi	Tropicana	Fruko
Pepsi Light	Aqua Minerale	Yedigun
Pepsi Max	Mirinda	Tamek
7UP	IVI	Lipton
KAS	Fiesta

Mexico
Pepsi	Mirinda	Electropura
Pepsi Light	Manzanita Sol	e-pura
7UP	Squirt	Jarritos
KAS	Garci Crespo
Belight	Aguas Frescas

No individual customer accounted for 10% or more of our total revenues in 2008, although sales to Wal-Mart Stores, Inc. and its affiliated companies were 9.9% of our revenues in 2008, primarily as a result of transactions in the U.S. & Canada segment. We have an extensive direct store distribution system in the United States, Canada and Mexico. In Europe, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.

Raw Materials and Other Supplies

We purchase the concentrates to manufacture Pepsi-Cola beverages and other beverage products from PepsiCo and other beverage companies.

In addition to concentrates, we purchase various ingredients, packaging materials and energy such as sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials, carbon dioxide, some finished goods, electricity, natural gas and motor fuel. We generally purchase our raw materials, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of such raw materials in the United States and Canada and, with respect to some of our raw materials, in certain of our international markets. The Pepsi beverage agreements, as described below, provide that, with respect to the beverage products of PepsiCo, all authorized containers, closures, cases, cartons and other packages and labels may be purchased only from manufacturers approved by PepsiCo. There are no materials or supplies used by PBG that are currently in short supply. The supply or cost of specific materials could

PART I (continued)

be adversely affected by various factors, including price changes, economic conditions, strikes, weather conditions and governmental controls.

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

The Master Bottling Agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the Master Bottling Agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2008, PepsiCo approved our plans.

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

If we acquire control, directly or indirectly, of any bottler of cola beverages, we must cause the acquired bottler to amend its bottling appointments for the cola beverages to conform to the terms of the Master Bottling Agreement. Under the Master Bottling Agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell Pepsi trademarked cola beverages within a specific area – currently representing approximately 10.63% of PepsiCo’s U.S. bottling system in terms of volume – if we have successfully negotiated the acquisition and, in PepsiCo’s reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell Pepsi trademarked cola beverages outside of that specific area without PepsiCo’s prior written approval.

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

An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of our voting securities without the consent of PepsiCo. As of February 13, 2009, to our knowledge, no shareholder of PBG, other than PepsiCo, held more than 5% of our common stock.

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

Our Master Syrup Agreement will terminate if PepsiCo terminates our Master Bottling Agreement.

Terms of Other U.S. Bottling Agreements. The bottling agreements between us and other licensors of beverage products, including Dr Pepper Snapple Group for Dr Pepper, Crush, Schweppes, Canada Dry, Hawaiian Punch and Squirt, the Pepsi/Lipton Tea Partnership for Lipton Brisk and Lipton Iced Tea, and the North American Coffee Partnership for Starbucks Frappuccino®, contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products.

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

PART I (continued)

shipment of Pepsi-Cola beverages into our territory by others in response to unsolicited orders. In addition, in Mexico and Turkey we are restricted in our ability to manufacture, sell and distribute beverages sold under non-PepsiCo trademarks.

Terms of the Russia Venture Agreement. In 2007, PBG together with PepsiCo formed PR Beverages Limited (“PR Beverages”), a venture that enables us to strategically invest in Russia to accelerate our growth. We contributed our business in Russia to PR Beverages, and PepsiCo entered into bottling agreements with PR Beverages for PepsiCo beverage products sold in Russia on the same terms as in effect for us immediately prior to the venture. PepsiCo also granted PR Beverages an exclusive license to manufacture and sell the concentrate for such products.

Terms of Russia Snack Food Distribution Agreement. Effective January 2009, PR Beverages entered into an agreement with Frito-Lay Manufacturing, LLC (“FLM”), a wholly owned subsidiary of PepsiCo, pursuant to which PR Beverages purchases Frito-Lay snack products from FLM for sale and distribution in the Russian Federation. This agreement provides FLM access to the infrastructure of our distribution network in Russia and allows us to more effectively utilize some of our distribution network assets. This agreement replaced a similar agreement, which expired on December 31, 2008.

Seasonality

Sales of our products are seasonal, particularly in our Europe segment, where sales volumes tend to be more sensitive to weather conditions. Our peak season across all of our segments is the warm summer months beginning in May and ending in September. In 2008, approximately 50% of our volume was generated during the second and third quarters and approximately 90% of cash flow from operations was generated in the third and fourth quarters.

Competition

The carbonated soft drink market and the non-carbonated beverage market are highly competitive. Our competitors in these markets include bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label soft drinks sold in chain stores. Among our major competitors are bottlers that distribute products from The Coca-Cola Company including Coca-Cola Enterprises Inc., Coca-Cola Hellenic Bottling Company S.A., Coca-Cola FEMSA S.A. de C.V. and Coca-Cola Bottling Co. Consolidated. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo in our U.S. territories ranges from approximately 21% to approximately 41%. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo for each country outside the United States in which we do business is as follows: Canada 44%; Russia 21%; Turkey 17%; Spain 10% and Greece 10% (including market share for our IVI brand). In addition, market share for our territories and the territories of other Pepsi bottlers in Mexico is 18% for carbonated soft drinks sold under trademarks owned by PepsiCo. All market share figures are based on generally available data published by third parties. Actions by our major competitors and others in the beverage industry, as well as the general economic environment, could have an impact on our future market share.

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

Bottle and Can Legislation. Legislation has been enacted in certain U.S. states and Canadian provinces where we operate that generally prohibits the sale of certain beverages in non-refillable containers unless a deposit or levy is charged for the container. These include California, Connecticut, Delaware, Hawaii, Iowa, Maine, Massachusetts, Michigan, New York,
Oregon, West Virginia, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia and Quebec. Legislation prohibited the sale of carbonated beverages in non-refillable containers in Prince Edwards Islands in 2007, but this law was repealed in May 2008.

Massachusetts and Michigan have statutes that require us to pay all or a portion of unclaimed container deposits to the state and Connecticut has enacted a similar statute effective in 2009. Hawaii and California impose a levy on beverage containers to fund a waste recovery system.

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

We are not aware of similar material legislation being enacted in any other areas served by us. The recent economic downturn has resulted in reduced tax revenue for many states and has increased the need for some states to identify new revenue sources. Some states may pursue additional revenue through new or amended bottle and can legislation. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

Soft Drink Excise Tax Legislation. Specific soft drink excise taxes have been in place in certain states for several years. The states in which we operate that currently impose such a tax are West Virginia and Arkansas and, with respect to fountain syrup only, Washington.

Value-added taxes on soft drinks vary in our territories located in Canada, Spain, Greece, Russia, Turkey and Mexico, but are consistent with the value-added tax rate for other consumer products. In addition, there is a special consumption tax applicable to cola products in Turkey. In Mexico, bottled water in containers over 10.1 liters are exempt from value-added tax, and we obtained a tax exemption for containers holding less than 10.1 liters of water. The tax exemption currently also applies to non-carbonated soft drinks.

We are not aware of any material soft drink taxes that have been enacted in any other market served by us. The recent economic downturn has resulted in reduced tax revenue for many states and has increased the need for some states to identify new revenue sources. Some states may pursue additional revenue through new or amended soft drink or similar excise tax legislation. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

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

School Sales Legislation; Industry Guidelines. In 2004, the U.S. Congress passed the Child Nutrition Act, which required school districts to implement a school wellness policy by July 2006. In May 2006, members of the American Beverage Association, the Alliance for a Healthier Generation, the American Heart Association and The William J. Clinton Foundation entered into a memorandum of understanding that sets forth standards for what beverages can be sold in elementary, middle and high schools in the United States (the “ABA Policy”). Also, the beverage associations in the European Union and Canada have recently issued guidelines relating to the sale of beverages in schools. We intend to comply fully with the ABA Policy and these guidelines. In addition, legislation has been proposed in Mexico that would restrict the sale of certain high-calorie products, including soft drinks, in schools and that would require these products to include a label that warns consumers that consumption abuse may lead to obesity.

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

PART I (continued)

Employees

As of December 27, 2008, we employed approximately 66,800 workers, of whom approximately 32,700 were employed in the United States. Approximately 8,700 of our workers in the United States are union members and approximately 16,200 of our workers outside the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

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

Financial Information on Industry Segments and Geographic Areas

We operate in one industry, carbonated soft drinks and other ready-to-drink beverages, and all of our segments derive revenue from these products. PBG has three reportable segments: U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment.

For additional information, see Note 14 in the Notes to Consolidated Financial Statements included in Item 7 below.

ITEM 1A. RISK FACTORS

Our business and operations entail a variety of risks and uncertainties, including those described below.

We may not be able to respond successfully to consumer trends related to carbonated and non-carbonated beverages.

Consumer trends with respect to the products we sell are subject to change. Consumers are seeking increased variety in their beverages, and there is a growing interest among the public regarding the ingredients in our products, the attributes of those ingredients and health and wellness issues generally. This interest has resulted in a decline in consumer demand for carbonated soft drinks and an increase in consumer demand for products associated with health and wellness, such as water, enhanced water, teas and certain other non-carbonated beverages. Consumer preferences may change due to a variety of other factors, including the aging of the general population, changes in social trends, the real or perceived impact the manufacturing of our products has on the environment, changes in consumer demographics, changes in travel, vacation or leisure activity patterns or a downturn in economic conditions. Any of these changes may reduce consumers’ demand for our products. For example, the recent downturn in economic conditions has adversely impacted sales of certain of our higher margin products, including our products sold for immediate consumption in restaurants.

Because we rely mainly on PepsiCo to provide us with the products we sell, if PepsiCo fails to develop innovative products and packaging that respond to consumer trends, we could be put at a competitive disadvantage in the marketplace and our business and financial results could be adversely affected. In addition, PepsiCo is under no obligation to provide us distribution rights to all of its products in all of the channels in which we operate. If we are unable to enter into agreements with PepsiCo to distribute innovative products in all of these channels or otherwise gain broad access to products that respond to consumer trends, we could be put at a competitive disadvantage in the marketplace and our business and financial results could be adversely affected.

We may not be able to respond successfully to the demands of our largest customers.

Our retail customers are consolidating, leaving fewer customers with greater overall purchasing power and, consequently, greater influence over our pricing, promotions and distribution methods. Because we do not operate in all markets in which these customers operate, we must rely on PepsiCo and other Pepsi bottlers to service such customers outside of our markets. The inability of PepsiCo or Pepsi bottlers as a whole, to meet the product, packaging and service demands of our largest customers could lead to a loss or decrease in business from such customers and have a material adverse effect on our business and financial results.

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

If the suppliers of our ingredients, packaging materials, other raw materials or energy are impacted by an increased demand for their products, business downturn, weather conditions (including those related to climate change), natural disasters, governmental regulation, terrorism, strikes or other events, and we are not able to effectively obtain the products from another supplier, we could incur an interruption in the supply of such products or increased costs of such products. Any sustained interruption in the supply of our ingredients, packaging materials, other raw materials or energy, or increased costs thereof, could have a material adverse effect on our business and financial results.

The prices of some of our ingredients, packaging materials, other raw materials and energy, including high fructose corn syrup and motor fuel, are experiencing unprecedented volatility, which can unpredictably and substantially increase our costs. We have implemented a hedging strategy to better predict our costs of some of these products. In a volatile market, however, such strategy includes a risk that, during a particular period of time, market prices fall below our hedged price and we pay higher than market prices for certain products. As a result, under certain circumstances, our hedging strategy may increase our overall costs.

If there is a significant or sustained increase in the costs of our ingredients, packaging materials, other raw materials or energy, and we are unable to pass the increased costs on to our customers in the form of higher prices, there could be a material adverse effect on our business and financial results.

Changes in the legal and regulatory environment, including those related to climate change, could increase our costs or liabilities or impact the sale of our products.

Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies as well as foreign governmental entities. Such regulations relate to, among other things, food and drug laws, competition laws, labor laws, taxation requirements (including soft drink or similar excise taxes), bottle and can legislation (see above under “Governmental Regulation Applicable to PBG”), accounting standards and environmental laws.

There is also a growing consensus that emissions of greenhouse gases are linked to global climate change, which may result in more regional, federal and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. Until any such requirements come into effect, it is difficult to predict their impact on our business or financial results, including any impact on our supply chain costs. In the interim, we are working to improve our systems to record baseline data and monitor our greenhouse gas emissions and, during the process of developing our business strategies, we consider the impact our plans may have on the environment.

We cannot assure you that we have been or will at all times be in compliance with all regulatory requirements or that we will not incur material costs or liabilities in connection with existing or new regulatory requirements, including those related to climate change.

PepsiCo’s equity ownership of PBG could affect matters concerning us.

As of January 23, 2009, PepsiCo owned approximately 40.2% of the combined voting power of our voting stock (with the balance owned by the public). PepsiCo will be able to significantly affect the outcome of PBG’s shareholder votes, thereby affecting matters concerning us.

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

Our past and ongoing relationship with PepsiCo could give rise to conflicts of interests. In addition, two members of our Board of Directors are executive officers of PepsiCo, and one of the three Managing Directors of Bottling LLC, our principal operating subsidiary, is an officer of PepsiCo, a situation which may create conflicts of interest.

These potential conflicts include balancing the objectives of increasing sales volume of PepsiCo beverages and maintaining or increasing our profitability. Other possible conflicts could relate to the nature, quality and pricing of services or products provided to us by PepsiCo or by us to PepsiCo.

Conflicts could also arise in the context of our potential acquisition of bottling territories and/or assets from PepsiCo or other independent Pepsi bottlers. Under our Master Bottling Agreement with PepsiCo, we must obtain PepsiCo’s approval to acquire any independent Pepsi bottler. PepsiCo has agreed not to withhold approval for any acquisition within agreed-upon U.S. territories if we have successfully negotiated the acquisition and, in PepsiCo’s reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to attempt to acquire any independent Pepsi bottler outside of those agreed-upon territories without PepsiCo’s prior written approval.

PART I (continued)

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

We are unable to predict the impact of the recent downturn in the credit markets and the resulting costs or constraints in obtaining financing on our business and financial results.

Our principal sources of cash come from our operating activities and the issuance of debt and bank borrowings. The recent and extraordinary disruption in the credit markets has had a significant adverse impact on a number of financial institutions and has affected the cost of capital available to us. At this point in time, our liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. The recent economic downturn has also had an adverse impact on some of our customers and suppliers. We will continue to closely monitor the credit worthiness of our customers and suppliers and adjust our allowance for doubtful accounts, as appropriate. We cannot predict with any certainty the impact to us of any further disruption in the credit environment or any resulting material impact on our liquidity, future financing costs or financial results.

Our foreign operations are subject to social, political and economic risks and may be adversely affected by foreign currency fluctuations.

In the fiscal year ended December 27, 2008, approximately 34% of our net revenues were generated in territories outside the United States. Social, economic and political developments in our international markets (including Russia, Mexico, Canada, Spain, Turkey and Greece) may adversely affect our business and financial results. These developments may lead to new product pricing, tax or other policies and monetary fluctuations that may adversely impact our business and financial results. The overall risks to our international businesses also include changes in foreign governmental policies. In addition, we are expanding our investment and sales and marketing efforts in certain emerging markets, such as Russia. Expanding our business into emerging markets may present additional risks beyond those associated with more developed international markets. For example, Russia has been a significant source of our profit growth, but is now experiencing an economic downturn, which if sustained may have a material adverse impact on our business and financial results. Additionally, our cost of goods, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. For example, the recent weakening of foreign currencies negatively impacted our earnings in 2008 compared with the prior year.

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

If we are unable to renew collective bargaining agreements on satisfactory terms, or if we experience strikes, work stoppages or labor unrest, our business may suffer.

Approximately 31% of our U.S. and Canadian employees are covered by collective bargaining agreements. These agreements generally expire at various dates over the next five years. Our inability to successfully renegotiate these agreements could cause work stoppages and interruptions, which may adversely impact our operating results. The terms and conditions of existing or renegotiated agreements could also increase our costs or otherwise affect our ability to increase our operational efficiency.

Benefits cost increases could reduce our profitability or cash flow.

Our profitability and cash flow is substantially affected by the costs of pension, postretirement medical and employee medical and other benefits. Recently, these costs have increased significantly due to factors such as declines in investment returns on pension assets, changes in discount rates used to calculate pension and related liabilities, and increases in health care costs. Although we actively seek to control increases, there can be no assurance that we will succeed in limiting future cost increases, and continued upward pressure in these costs could have a material adverse affect on our business and financial performance.

Our failure to effectively manage our information technology infrastructure could disrupt our operations and negatively impact our business.

We rely on information technology systems to process, transmit, store and protect electronic information. Additionally, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. If we do not effectively manage our information technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions and data security breaches.

Adverse weather conditions could reduce the demand for our products.

Demand for our products is influenced to some extent by the weather conditions in the markets in which we operate. Weather conditions in these markets, such as unseasonably cool temperatures, could have a material adverse effect on our sales volume and financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in leased property in Somers, New York. In addition, we have a total of 591 manufacturing and distribution facilities, as follows:

	U.S. & Canada	Europe	Mexico
Manufacturing Facilities
Owned	51	14	22
Leased	2	–	3
Other	4	–	–

Total	57	14	25

Distribution Facilities
Owned	222	12	84
Leased	49	48	80

Total	271	60	164

We also own or lease and operate approximately 38,500 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our beverage products. We also own more than two million coolers, soft drink dispensing fountains and vending machines.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “PBG.” Our Class B common stock is not publicly traded. On February 6, 2009, the last sales price for our common stock on the New York Stock Exchange was $21.02 per share. The following table sets forth the high and low sales prices per share of our common stock during each of our fiscal quarters in 2008 and 2007.

2008	High	Low
First Quarter	$41.74	$32.15
Second Quarter	$34.74	$30.71
Third Quarter	$31.46	$26.47
Fourth Quarter	$32.47	$16.49

2007	High	Low
First Quarter	$32.54	$30.13
Second Quarter	$35.23	$31.55
Third Quarter	$36.76	$32.35
Fourth Quarter	$43.38	$34.72

Shareholders – As of February 6, 2009, there were approximately 56,777 registered and beneficial holders of our common stock. PepsiCo is the holder of all of our outstanding shares of Class B common stock.

Dividend Policy – Quarterly cash dividends are usually declared in late January or early February, March, July and October and paid at the end of March, June, and September and at the beginning of January. The dividend record dates for 2009 are expected to be March 6, June 5, September 4 and December 4.

We declared the following dividends on our common stock during fiscal years 2008 and 2007:

Quarter	2008	2007
1	$.14	$.11
2	$.17	$.14
3	$.17	$.14
4	$.17	$.14

Total	$.65	$.53

Performance Graph – The following performance graph compares the cumulative total return of our common stock to the Standard & Poor’s 500 Stock Index and to an index of peer companies selected by us (the “Bottling Group Index”). The Bottling Group Index consists of Coca-Cola Hellenic Bottling Company S.A., Coca-Cola Bottling Co. Consolidated, Coca-Cola Enterprises Inc., Coca-Cola FEMSA ADRs, and PepsiAmericas, Inc. The graph assumes the return on $100 invested on December 27, 2003 until December 27, 2008. The returns of each member of the Bottling Group Index are weighted according to each member’s stock market capitalization as of the beginning of the period measured and includes the subsequent reinvestment of dividends.

	Year-ended
	2003	2004	2005	2006	2007	2008
PBG(1)	100	114	122	134	175	99
Bottling Group Index	100	106	116	140	205	105
Standard & Poor’s 500 Index	100	112	118	137	145	88

(1)	The closing price for a share of our common stock on December 26, 2008, the last trading day of our fiscal year, was $22.00.

PBG Purchases of Equity Securities – We did not repurchase shares in the fourth quarter of 2008. We repurchased approximately 15.0 million shares of PBG common stock during fiscal year 2008. Since the inception of our share repurchase program in October 1999 and through the end of fiscal year 2008, approximately 146.5 million shares of PBG common stock have been repurchased. Our share repurchases for the fourth quarter of 2008 are as follows:

Maximum
Number (or
			Total Number	Approximate
			of Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	Total		as Part of	that May Yet
	Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs(3)	Programs(3)
Period 10
09/07/08-10/04/08	–	–	–	28,540,400
Period 11
10/05/08-11/01/08	–	–	–	28,540,400
Period 12
11/02/08-11/29/08	–	–	–	28,540,400
Period 13
11/30/08-12/27/08	–	–	–	28,540,400

Total	–	–	–

(1)	Shares have only been repurchased through publicly announced programs.

(2)	Average share price excludes brokerage fees.

(3)	Our Board has authorized the repurchase of shares of our common stock on the open market and through negotiated transactions as follows:

Number of Shares
Date Share Repurchase Programs	Authorized to be
were Publicly Announced	Repurchased
October 14, 1999	20,000,000
July 13, 2000	10,000,000
July 11, 2001	20,000,000
May 28, 2003	25,000,000
March 25, 2004	25,000,000
March 24, 2005	25,000,000
December 15, 2006	25,000,000
March 27, 2008	25,000,000

Total shares authorized to be repurchased as of December 27, 2008	175,000,000

Unless terminated by resolution of our Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

PART II (continued)

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATING DATA
in millions, except per share data

Fiscal years ended	2008(1)	2007(2)	2006(3)(4)	2005(3)(5)	2004(3)
Statement of Operations Data:
Net revenues	$13,796	$13,591	$12,730	$11,885	$10,906
Cost of sales	7,586	7,370	6,900	6,345	5,656

Gross profit	6,210	6,221	5,830	5,540	5,250
Selling, delivery and administrative expenses	5,149	5,150	4,813	4,517	4,274
Impairment charges	412	–	–	–	–

Operating income	649	1,071	1,017	1,023	976
Interest expense, net	290	274	266	250	230
Other non-operating expenses (income), net	25	(6)	11	1	1
Minority interest	60	94	59	59	56

Income before income taxes	274	709	681	713	689
Income tax expense(6)(7)(8)	112	177	159	247	232

Net income	$162	$532	$522	$466	$457

Per Share Data:
Basic earnings per share	$0.75	$2.35	$2.22	$1.91	$1.79
Diluted earnings per share	$0.74	$2.29	$2.16	$1.86	$1.73
Cash dividends declared per share	$0.65	$0.53	$0.41	$0.29	$0.16
Weighted-average basic shares outstanding	216	226	236	243	255
Weighted-average diluted shares outstanding	220	233	242	250	263
Other Financial Data:
Cash provided by operations	$1,284	$1,437	$1,228	$1,219	$1,222
Capital expenditures	$(760)	$(854)	$(725)	$(715)	$(688)
Balance Sheet Data (at period end):
Total assets	$12,982	$13,115	$11,927	$11,524	$10,937
Long-term debt	$4,784	$4,770	$4,754	$3,939	$4,489
Minority interest	$1,148	$973	$540	$496	$445
Accumulated other comprehensive loss(9)	$(938)	$(48)	$(361)	$(262)	$(315)
Shareholders’ equity	$1,343	$2,615	$2,084	$2,043	$1,949

(1)	Our fiscal year 2008 results include a $412 million pre-tax non-cash impairment charge related primarily to distribution rights and product brands in Mexico and an $83 million pre-tax charge related to restructuring charges. See Items Affecting Comparability of Our Financial Results in Item 7.

(2)	Our fiscal year 2007 results include a $30 million pre-tax charge related to restructuring charges and a $23 million pre-tax charge related to our asset disposal plan. See Items Affecting Comparability of Our Financial Results in Item 7.

(3)	In 2007, we made a classification correction for certain miscellaneous costs incurred from product losses in the trade. Approximately $90 million and $92 million of costs incurred, which were incorrectly included in selling, delivery and administrative expenses, were reclassified to cost of sales in our Consolidated Statements of Operations for the years ended 2006 and 2005, respectively. We have not reclassified these expenses for the 2004 fiscal year.

(4)	In fiscal year 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” resulting in a $65 million decrease in operating income or $0.17 per diluted earnings per share. Results for prior periods have not been restated as provided for under the modified prospective approach.

(5)	Our fiscal year 2005 results include an extra week of activity. The pre-tax income generated from the extra week was spent back in strategic initiatives within our selling, delivery and administrative expenses and, accordingly, had no impact on our diluted earnings per share.

(6)	Our fiscal year 2007 results include a non-cash tax benefit of $46 million due to the reversal of net tax contingency reserves and a net non-cash benefit of $13 million due to tax law changes in Canada and Mexico. See Note 13 in the Notes to Consolidated Financial Statements.

(7)	Our fiscal year 2006 results include a tax benefit of $11 million from tax law changes in Canada, Turkey, and in various U.S. jurisdictions and a $55 million tax benefit from the reversal of tax contingency reserves due to completion of our IRS audit of our 1999-2000 income tax returns. See Note 13 in the Notes to Consolidated Financial Statements.

(8)	Our fiscal year 2004 results include Mexico tax law change benefit of $26 million and international tax restructuring charge of $30 million.

(9)	In fiscal year 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and recorded a $159 million loss, net of taxes and minority interest, to accumulated other comprehensive loss.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S FINANCIAL REVIEW

Our Business	16
Critical Accounting Policies	17
Other Intangible Assets net, and Goodwill	17
Pension and Postretirement Medical Benefit Plans	17
Casualty Insurance Costs	19
Income Taxes	19
Relationship with PepsiCo	20
Items Affecting Comparability of Our Financial Results	20
Financial Performance Summary and Worldwide Financial Highlights for Fiscal Year 2008	22
Results of Operations By Segment	22
Liquidity and Financial Condition	26
Market Risks and Cautionary Statements	28

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PART II (continued)

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

We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the U.S., Mexico, Canada, Spain, Russia, Greece and Turkey. PBG manages and reports operating results through three reportable segments: U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. As shown in the graph below, the U.S. & Canada segment is the dominant driver of our results, generating 68 percent of our volume and 75 percent of our net revenues.

Volume Total: 1.6 Billion Raw Cases	Revenue Total: $13.8 Billion

The majority of our volume is derived from brands licensed from PepsiCo, Inc. (“PepsiCo”) or PepsiCo joint ventures. These brands are some of the most recognized in the world and consist of carbonated soft drinks (“CSDs”) and non-carbonated beverages. Our CSDs include brands such as Pepsi-Cola, Diet Pepsi, Diet Pepsi Max, Mountain Dew and Sierra Mist. Our non-carbonated beverages portfolio includes brands with Starbucks Frapuccino in the ready-to-drink coffee category; Mountain Dew Amp and SoBe Adrenaline Rush in the energy drink category; SoBe and Tropicana in the juice and juice drinks category; Aquafina in the water category; and Lipton Iced Tea in the tea category. We continue to strengthen our powerful portfolio highlighted by our focus on the hydration category with SoBe Life Water, Propel fitness water and G2 in the U.S. In some of our territories we have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, including Dr Pepper, Crush and Squirt. We also have the right in some of our territories to manufacture, sell and distribute beverages under brands that we own, including Electropura, e-pura and Garci Crespo. See Part I, Item 1 of this report for a listing of our principal products by segment.

We sell our products through cold-drink and take-home channels. Our cold-drink channel consists of chilled products sold in the retail and foodservice channels. We earn the highest profit margins on a per-case basis in the cold-drink channel. Our take-home channel consists of unchilled products that are sold in the retail, mass merchandiser and club store channels for at-home consumption.

Our products are brought to market primarily through direct store delivery (“DSD”) or third-party distribution, including foodservice and vending distribution networks. The hallmarks of the Company’s DSD system are customer service, speed to market, flexibility and reach. These are all critical factors in bringing new products to market, adding accounts to our existing base and meeting increasingly diverse volume demands.

Our customers range from large format accounts, including large chain foodstores, supercenters, mass merchandisers, chain drug stores, club stores and military bases, to small independently owned shops and foodservice businesses. Changing consumer shopping trends and “on-the-go” lifestyles are shifting more of our volume to fast-growing channels such as supercenters, club and dollar stores. Retail consolidation continues to increase the strategic significance of our large-volume customers. In 2008, sales to our top five retail customers represented approximately 19 percent of our net revenues.

PBG’s focus is on superior sales execution, customer service, merchandising and operating excellence. Our goal is to help our customers grow their beverage business by making our portfolio of brands readily available to consumers at every shopping occasion, using proven methods to grow not only PepsiCo brand sales, but the overall beverage category. Our objective is to ensure we have the right product in the right package to satisfy the ever changing needs of today’s consumers.

We measure our sales in terms of physical cases sold to our customers. Each package, as sold to our customers, regardless of configuration or number of units within a package, represents one physical case. Our net price and gross margin on a per-case basis are impacted by how much we charge for the product, the mix of brands and packages we sell, and the channels through which the product is sold. For example, we realize a higher net revenue and gross margin per case on a 20-ounce chilled bottle sold in a convenience store than on a 2-liter unchilled bottle sold in a grocery store.

Our financial success is dependent on a number of factors, including: our strong partnership with PepsiCo, the customer relationships we cultivate, the pricing we achieve in the marketplace, our market execution, our ability to meet changing consumer preferences and the efficiencies we achieve in manufacturing and distributing our products. Key indicators of our financial success are: the number of physical cases we sell, the net price and gross margin we achieve on a per-case basis, our overall cost productivity which reflects how well we manage our raw material, manufacturing, distribution and other overhead costs, and cash and capital management.

The discussion and analysis throughout Management’s Financial Review should be read in conjunction with the Consolidated Financial Statements and the related accompanying notes. The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our Consolidated Financial Statements and the related accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising from the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future, in determining the estimates that affect our Consolidated Financial Statements.

We evaluate our estimates on an on-going basis using our historical experience as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results may differ from these estimates.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are discussed in Note 2 in the Notes to Consolidated Financial Statements. Management believes the following policies, which require the use of estimates, assumptions and the application of judgment, to be the most critical to the portrayal of PBG’s results of operations and financial condition. We applied our critical accounting policies and estimation methods consistently in all material respects and have discussed the selection of these policies and related disclosures with the Audit and Affiliated Transactions Committee of our Board of Directors.

Other Intangible Assets, net and Goodwill

Our intangible assets consist primarily of franchise rights, distribution rights, licensing rights, brands and goodwill and principally arise from the allocation of the purchase price of businesses acquired. These intangible assets, other than goodwill, are classified as either finite-lived intangibles or indefinite-lived intangibles.

The classification of intangibles and the determination of the appropriate useful life require substantial judgment. The determination of the expected life depends upon the use and underlying characteristics of the intangible asset. In our evaluation of the expected life of these intangible assets, we consider the nature and terms of the underlying agreements; our intent and ability to use the specific asset; the age and market position of the products within the territories in which we are entitled to sell; the historical and projected growth of those products; and costs, if any, to renew the related agreement.

Intangible assets that are determined to have a finite life are amortized over their expected useful life, which generally ranges from five to twenty years. For intangible assets with finite lives, evaluations for impairment are performed only if facts and circumstances indicate that the carrying value may not be recoverable.

Goodwill and other intangible assets with indefinite lives are not amortized; however, they are evaluated for impairment at least annually or more frequently if facts and circumstances indicate that the assets may be impaired. Prior to 2008, the Company completed this test in the fourth quarter. During 2008, the Company changed its impairment testing of goodwill and intangible assets with indefinite useful lives to the third quarter, with the exception of Mexico’s intangible assets. Impairment testing of Mexico’s intangible assets with indefinite useful lives was completed in the fourth quarter to coincide with the completion of our strategic review of the business.

We evaluate goodwill for impairment at the reporting unit level, which we determined to be the countries in which we operate. We evaluate goodwill for impairment by comparing the fair value of the reporting unit, as determined by its discounted cash flows, with its carrying value. If the carrying value of a reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss.

We evaluate other intangible assets with indefinite useful lives for impairment by comparing the fair values of the assets with their carrying values. The fair value of our franchise rights, distribution rights and licensing rights is measured using a multi-period excess earnings method that is based upon estimated discounted future cash flows. The fair value of our brands is measured using a multi-period royalty savings method, which reflects the savings realized by owning the brand and, therefore, not requiring payment of third party royalty fees.

Considerable management judgment is necessary to estimate discounted future cash flows in conducting an impairment analysis for goodwill and other intangible assets. The cash flows may be impacted by future actions taken by us and our competitors and the volatility of macroeconomic conditions in the markets in which we conduct business. Assumptions used in our impairment analysis, such as forecasted growth rates, cost of capital and additional risk premiums used in the valuations, are based on the best available market information and are consistent with our long-term strategic plans. An inability to achieve strategic business plan targets in a reporting unit, a change in our discount rate or other assumptions could have a significant impact on the fair value of our reporting units and other intangible assets, which could then result in a material non-cash impairment charge to our results of operations. The recent volatility in the global macroeconomic conditions has had a negative impact on our business results. If this volatility continues to persist into the future, the fair value of our intangible assets could be adversely impacted.

As a result of the 2008 impairment test for goodwill and other intangible assets with indefinite lives, the Company recorded a $412 million non-cash impairment charge relating primarily to distribution rights and brands for the Electropura water business in Mexico. The impairment charge relating to these intangible assets was based upon the findings of an extensive strategic review and the finalization of restructuring plans for our Mexican business. In light of the weakening macroeconomic conditions and our outlook for the business in Mexico, we lowered our expectation of the future performance, which reduced the value of these intangible assets and triggered the impairment charge. After recording the above mentioned impairment charge, Mexico’s remaining net book value of goodwill and other intangible assets is approximately $367 million.

For further information about our goodwill and other intangible assets see Note 6 in the Notes to Consolidated Financial Statements.

Pension and Postretirement Medical Benefit Plans

We sponsor pension and other postretirement medical benefit plans in various forms in the United States and similar pension plans in our international locations, covering employees who meet specified eligibility requirements. The assets, liabilities and expenses associated with our international plans were not significant to our worldwide results of operations or financial position, and accordingly, assumptions, expenses, sensitivity analyses and other data regarding these plans are not included in any of the discussions provided below.

PART II (continued)

In the U.S., the non-contributory defined benefit pension plans provide benefits to certain full-time salaried and hourly employees. Benefits are generally based on years of service and compensation, or stated amounts for each year of service. Effective January 1, 2007, newly hired salaried and non-union hourly employees are not eligible to participate in these plans. Additionally, effective April 1, 2009, benefits from these plans will no longer continue to accrue for certain salaried and non-union employees that do not meet age and service requirements. The impact of these plan changes will significantly reduce the Company’s future long-term pension obligation, pension expense and cash contributions to the plans. Employees not eligible to participate in these plans or employees whose benefits will be discontinued will receive additional Company retirement contributions under the Company’s defined contribution plans.

Substantially all of our U.S. employees meeting age and service requirements are eligible to participate in our postretirement medical benefit plans.

Assumptions
Effective for the 2008 fiscal year, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). As a result of adopting SFAS 158, the Company’s measurement date for plan assets and benefit obligations was changed from September 30 to its fiscal year end.

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

On an annual basis we evaluate these assumptions, which are based upon historical experience of the plans and management’s best judgment regarding future expectations. These assumptions may differ materially from actual results due to changing market and economic conditions. A change in the assumptions or economic events outside our control could have a material impact on the measurement of our pension and postretirement medical benefit expenses and obligations as well as related funding requirements.

The discount rates used in calculating the present value of our pension and postretirement medical benefit plan obligations are developed based on a yield curve that is comprised of high-quality, non-callable corporate bonds. These bonds are rated Aa or better by Moody’s; have a principal amount of at least $250 million; are denominated in U.S. dollars; and have maturity dates ranging from six months to thirty years, which matches the timing of our expected benefit payments.

The expected rate of return on plan assets for a given fiscal year is based upon actual historical returns and the long-term outlook on asset classes in the pension plans’ investment portfolio. In connection with the pension plan design change we changed our asset allocation targets. The current target asset allocation for the U.S. pension plans is 65 percent equity investments, of which approximately half is to be invested in domestic equities and half is to be invested in foreign equities. The remaining 35 percent is to be invested primarily in long-term corporate bonds. Based on our revised asset allocation, historical returns and estimated future outlook of the pension plans’ portfolio, we changed our 2009 estimated long-term rate of return on plan assets assumption from 8.5 percent to 8.0 percent.

Differences between the assumed rate of return and actual rate of return on plan assets are deferred in accumulated other comprehensive loss in equity and amortized to earnings utilizing the market-related value method. Under this method, differences between the assumed rate of return and actual rate of return from any one year will be recognized over a five year period to determine the market related value.

Other gains and losses resulting from changes in actuarial assumptions and from differences between assumed and actual experience are determined at each measurement date and deferred in accumulated other comprehensive loss in equity. To the extent the amount of all unrecognized gains and losses exceeds 10 percent of the larger of the benefit obligation or plan assets, such amount is amortized to earnings over the average remaining service period of active participants.

The cost or benefit from benefit plan changes is also deferred in accumulated other comprehensive loss in equity and amortized to earnings on a straight-line basis over the average remaining service period of the employees expected to receive benefits.

Net unrecognized losses and unamortized prior service costs relating to the pension and postretirement plans in the United States, totaled $969 million and $449 million at December 27, 2008 and December 29, 2007, respectively.

The following tables provide the weighted-average assumptions for our 2009 and 2008 pension and postretirement medical plans’ expense:

Pension	2009	2008
Discount rate	6.20%	6.70%
Expected rate of return on plan assets (net of administrative expenses)	8.00%	8.50%
Rate of compensation increase	3.53%	3.56%

Postretirement	2009	2008
Discount rate	6.50%	6.35%
Rate of compensation increase	3.53%	3.56%
Health care cost trend rate	8.75%	9.50%

During 2008, our ongoing defined benefit pension and postretirement medical plan expenses totaled $87 million, which excludes one-time charges of approximately $27 million associated with restructuring actions and our pension plan design change. In 2009, these expenses are expected to increase by approximately $11 million to $98 million as a result of the following factors:

•	A decrease in our weighted-average discount rate for our pension expense from 6.70 percent to 6.20 percent, reflecting decreases in the yields of long-term corporate bonds comprising the yield curve. This change in assumption will increase our 2009 pension expense by approximately $18 million.

•	Asset losses during 2008 will increase our pension expense by $20 million.

•	A decrease in the rate of return on plan asset assumption from 8.5 percent to 8.0 percent, due to revised asset allocation, historical trends and our projected long-term outlook. This change in assumption will increase our 2009 pension expense by approximately $8 million.

•	The pension design change, which will freeze benefits of certain salaried and non-union hourly employees, will decrease our 2009 pension expense by approximately $20 million.

•	Additional expected contributions to the pension trust will decrease 2009 pension expense by $11 million.

•	Other factors, including improved health care claim experience, will decrease our 2009 defined benefit pension and postretirement medical expenses by approximately $4 million.

In addition, we expect our defined contribution plan expense will increase by $10 million to $15 million due to additional contributions to this plan for employees impacted by the pension design change.

Sensitivity Analysis
It is unlikely that in any given year the actual rate of return will be the same as the assumed long-term rate of return. The following table provides a summary for the last three years of actual rates of return versus expected long-term rates of return for our pension plan assets:

	2008	2007	2006
Expected rates of return on plan assets (net of administrative expenses)	8.50%	8.50%	8.50%
Actual rates of return on plan assets (net of administrative expenses)	(28.50)%	12.64%	9.74%

Sensitivity of changes in key assumptions for our pension and postretirement plans’ expense in 2009 are as follows:

•	Discount rate – A 25 basis point change in the discount rate would increase or decrease the 2009 expense for the pension and postretirement medical benefit plans by approximately $9 million.

•	Expected rate of return on plan assets – A 25 basis point change in the expected return on plan assets would increase or decrease the 2009 expense for the pension plans by approximately $4 million. The postretirement medical benefit plans have no expected return on plan assets as they are funded from the general assets of the Company as the payments come due.

•	Contribution to the plan – A $20 million decrease in planned contributions to the plan for 2009 will increase our pension expense by $1 million.

Funding
We make contributions to the pension trust to provide plan benefits for certain pension plans. Generally, we do not fund the pension plans if current contributions would not be tax deductible. Effective in 2008, under the Pension Protection Act, funding requirements are more stringent and require companies to make minimum contributions equal to their service cost plus amortization of their deficit over a seven year period. Failure to achieve appropriate funded levels will result in restrictions on employee benefits. Failure to contribute the minimum required contributions will result in excise taxes for the Company and reporting to the regulatory agencies. During 2008, the Company contributed $85 million to its pension trusts. The Company expects to contribute an additional $150 million to its pension trusts in 2009, of which approximately $54 million is to satisfy minimum funding requirements. These amounts exclude $23 million and $35 million of contributions to the unfunded plans for the years ended December 27, 2008 and December 26, 2009, respectively.

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

At December 27, 2008, our net liability for casualty costs was $235 million, of which $70 million was considered short-term in nature. At December 29, 2007, our net liability for casualty costs was $222 million, of which $65 million was considered short-term in nature.

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

Income Taxes

Our effective tax rate is based on pre-tax income, statutory tax rates, tax laws and regulations and tax planning strategies available to us in the various jurisdictions in which we operate. Significant management judgment is required in evaluating our tax positions and in determining our effective tax rate.

Our deferred tax assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize in the future. We establish valuation

PART II (continued)

allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.

As required under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which we adopted as of the beginning of fiscal year 2007, we recognize the impact of our tax positions in our financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. A number of years may elapse before an uncertain tax position for which we have established a tax reserve is audited and finally resolved, and the number of years for which we have audits that are open varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of the resolution of an audit, we believe that our reserves for uncertain tax benefits reflect the outcome of tax positions that is more likely than not to occur. Nevertheless, it is possible that tax authorities may disagree with our tax positions, which could have a significant impact on our results of operations, financial position and cash flows. The resolution of a tax position could be recognized as an adjustment to our provision for income taxes and our deferred taxes in the period of resolution, and may also require a use of cash.

For further information about our income taxes see “Income Tax Expense” in the Results of Operations and Note 13 in the Notes to Consolidated Financial Statements.

RELATIONSHIP WITH PEPSICO

PepsiCo is a related party due to the nature of our franchise relationship and its ownership interest in our company. More than 80 percent of our volume is derived from the sale of PepsiCo brands. At December 27, 2008, PepsiCo owned approximately 33.2 percent of our outstanding common stock and 100 percent of our outstanding class B common stock, together representing approximately 40.2 percent of the voting power of all classes of our voting stock. In addition, at December 27, 2008, PepsiCo owned 6.6 percent of the equity of Bottling LLC and 40 percent of PR Beverages Limited (“PR Beverages”), a consolidated venture for our Russian operations. We fully consolidate the results of Bottling LLC and PR Beverages and present PepsiCo’s share as minority interest in our Consolidated Financial Statements.

On March 1, 2007, together with PepsiCo, we formed PR Beverages, a venture that enables us to strategically invest in Russia to accelerate our growth. PBG contributed its business in Russia to PR Beverages, and PepsiCo entered into bottling agreements with PR Beverages for PepsiCo beverage products sold in Russia on the same terms as in effect for PBG immediately prior to the venture. PR Beverages has an exclusive license to manufacture and sell PepsiCo concentrate for such products. Increases in gross profit and operating income resulting from the consolidation of the venture are offset by minority interest expense related to PepsiCo’s share. Minority interest expense is recorded below operating income.

Our business is conducted primarily under beverage agreements with PepsiCo, including a master bottling agreement, non-cola bottling agreements, distribution agreements and a master syrup agreement. These agreements provide PepsiCo with the ability, at its sole discretion, to establish prices, and other terms and conditions for our purchase of concentrates and finished products from PepsiCo. PepsiCo provides us with bottler funding to support a variety of trade and consumer programs such as consumer incentives, advertising support, new product support and vending and cooler equipment placement. The nature and type of programs, as well as the level of funding, vary annually. Additionally, under a shared services agreement, we obtain various services from PepsiCo, which include services for information technology maintenance and the procurement of raw materials. We also provide services to PepsiCo, including facility and credit and collection support.

Because we depend on PepsiCo to provide us with concentrate which we use in the production of CSDs and non-carbonated beverages, bottler incentives and various services, changes in our relationship with PepsiCo could have a material adverse effect on our business and financial results.

For further information about our relationship with PepsiCo and its affiliates see Note 15 in the Notes to Consolidated Financial Statements.

ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS

The year-over-year comparisons of our financial results are affected by the following items included in our reported results:

	December 27,	December 29,	December 30,
Income/(Expense)	2008	2007	2006
Gross Profit
PR Beverages	$–	$29	$–

Operating Income
Impairment Charges	$(412)	$–	$–
2008 Restructuring Charges	(83)	–	–
2007 Restructuring Charges	(3)	(30)	–
Asset Disposal Charges	(2)	(23)	–
PR Beverages	–	29	–

Total Operating Income Impact	$(500)	$(24)	$–

Net Income
Impairment Charges	$(277)	$–	$–
2008 Restructuring Charges	(58)	–	–
2007 Restructuring Charges	(2)	(22)	–
Asset Disposal Charges	(1)	(13)	–
Tax Audit Settlement	–	46	55
Tax Law Changes	–	10	10

Total Net Income Impact	$(338)	$21	$65

Diluted Earnings Per Share
Impairment Charges	$(1.26)	$–	$–
2008 Restructuring Charges	(0.26)	–	–
2007 Restructuring Charges	(0.01)	(0.09)	–
Asset Disposal Charges	–	(0.06)	–
Tax Audit Settlement	–	0.20	0.22
Tax Law Changes	–	0.04	0.05

Total Diluted Earnings Per Share Impact	$(1.53)	$0.09	$0.27

Items impacting comparability described below are shown in the year the action was initiated.

2008 Items

Impairment Charges
During the fourth quarter of 2008, the Company recorded a $412 million non-cash impairment charge relating primarily to distribution rights and brands for the Electropura water business in Mexico. For further information about the impairment charges, see section entitled “Other Intangible Assets, net and Goodwill,” in our Critical Accounting Policies.

2008 Restructuring Charges
In the fourth quarter of 2008, we announced a restructuring program to enhance the Company’s operating capabilities in each of our reportable segments. The program’s key objectives are to strengthen customer service and selling effectiveness; simplify decision making and streamline the organization; drive greater cost productivity to adapt to current macroeconomic challenges; and rationalize the Company’s supply chain infrastructure. We anticipate the program to be substantially complete by the end of 2009 and the program is expected to result in annual pre-tax savings of approximately $150 million to $160 million.

The Company expects to record pre-tax charges of $140 million to $170 million over the course of the restructuring program, which is primarily for severance and related benefits, pension and other employee-related costs and other charges, including employee relocation and asset disposal costs. As part of the restructuring program, approximately 3,150 positions will be eliminated including 750 positions in the U.S. & Canada, 200 positions in Europe and 2,200 positions in Mexico. The Company will also close four facilities in the U.S., as well as three plants and approximately 30 distribution centers in Mexico. The program will also include the elimination of approximately 700 routes in Mexico. In addition, the Company will modify its U.S. defined benefit pension plans, which will generate long-term savings and significantly reduce future financial obligations.

During 2008, the Company incurred pre-tax charges of $83 million, of which $53 million was recorded in the U.S. & Canada segment, $27 million was recorded in our Europe segment and the remaining $3 million was recorded in the Mexico segment. All of these charges were recorded in selling, delivery and administrative expenses. During 2008, we eliminated approximately 1,050 positions across all reportable segments and closed three facilities in the U.S. and two plants in Mexico and eliminated 126 routes in Mexico.

The Company expects about $130 million in pre-tax cash expenditures from these restructuring actions, of which $13 million was paid in the fourth quarter of 2008, with the balance expected to occur in 2009 and 2010.

For further information about our restructuring charges see Note 16 in the Notes to Consolidated Financial Statements.

2007 Items

2007 Restructuring Charges
In the third quarter of 2007, we announced a restructuring program to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. We substantially completed the organizational realignment during the first quarter of 2008, which resulted in the elimination of approximately 800 positions. Annual cost savings from this restructuring program are approximately $30 million. Over the course of the program we incurred a pre-tax charge of approximately $29 million. During 2007, we recorded pre-tax charges of $26 million, of which $18 million was recorded in the U.S. & Canada segment and the remaining $8 million was recorded in the Europe segment. During the first half of 2008, we recorded an additional $3 million of pre-tax charges primarily relating to relocation expenses in our U.S. & Canada segment. We made approximately $24 million of after-tax cash payments associated with these restructuring charges.

In the fourth quarter of 2007, we implemented and completed an additional phase of restructuring actions to improve operating efficiencies. In addition to the amounts discussed above, we recorded a pre-tax charge of approximately $4 million in selling, delivery and administrative expenses, primarily related to employee termination costs in Mexico, where an additional 800 positions were eliminated as a result of this phase of the restructuring. Annual cost savings from this restructuring program are approximately $7 million.

Asset Disposal Charges
In the fourth quarter of 2007, we adopted a Full Service Vending (“FSV”) Rationalization plan to rationalize our vending asset base in our U.S. & Canada segment by disposing of older underperforming assets and redeploying certain assets to higher return accounts. Our FSV business portfolio consists of accounts where we stock and service vending equipment. This plan, which we completed in the second quarter of 2008, was part of the Company’s broader initiative to improve operating income margins of our FSV business.

Over the course of the FSV Rationalization plan, we incurred a pre-tax asset disposal charge of approximately $25 million, the majority of which was non-cash. The charge included costs associated with the removal of these assets from service, disposal costs and redeployment expenses. Of this amount, we recorded a pre-tax charge of approximately $23 million in 2007 with the remainder being recorded in 2008. This charge is recorded in selling, delivery and administrative expenses.

PR Beverages
For further information about PR Beverages see “Relationship with PepsiCo.”

Tax Audit Settlement
During 2007, PBG recorded a net non-cash benefit of approximately $46 million to income tax expense related to the reversal of reserves for uncertain tax benefits resulting from the expiration of the statute of limitations on the IRS audit of our U.S. 2001 and 2002 tax returns.

Tax Law Changes
During 2007, tax law changes were enacted in Canada and Mexico, which required us to re-measure our deferred tax assets and liabilities. The impact of the reduction in tax rates in Canada was partially offset by the tax law changes in Mexico which decreased our income tax expense on a net basis.

PART II (continued)

After the impact of minority interest, net income increased approximately $10 million as a result of these tax law changes.

2006 Items

Tax Audit Settlement
During 2006, PBG recorded a tax gain from the reversal of approximately $55 million of tax contingency reserves. These reserves, which related to the IRS audit of PBG’s 1999-2000 income tax returns, resulted from the expiration of the statute of limitations for this IRS audit on December 30, 2006.

Tax Law Changes
During 2006, tax law changes were enacted in Canada, Turkey and in various state jurisdictions in the United States which decreased our income tax expense. After the impact of minority interest, net income increased by approximately $10 million as a result of these tax law changes.

FINANCIAL PERFORMANCE SUMMARY AND WORLDWIDE FINANCIAL HIGHLIGHTS FOR FISCAL YEAR 2008

	December 27,	December 29,	Fiscal Year
	2008	2007	% Change
Net Revenues	$13,796	$13,591	2%
Cost of Sales	$7,586	$7,370	3%
Gross Profit	$6,210	$6,221	–%
Selling, Delivery and Administrative Expenses	$5,149	$5,150	–%
Operating Income	$649	$1,071	(39)%
Net Income	$162	$532	(69)%
Diluted Earnings Per Share(1)	$0.74	$2.29	(68)%

(1)	Percentage change for diluted earnings per share is calculated by using earnings per share data that is expanded to the fourth decimal place.

Volume – Decrease of four percent versus the prior year driven by declines in each of our segments due to the soft economic conditions globally which have negatively impacted the liquid refreshment beverage category.

Net revenues  – Increase of two percent versus the prior year is driven by strong increases in net price per case in each of our segments, partially offset by volume declines. Net price per case increased six percent due primarily to rate increases and includes one percentage point of growth from foreign currency.

Cost of sales – Increase of three percent versus the prior year due to rising raw material costs partially offset by volume declines. Cost of sales per case increased seven percent, which includes one percentage point from foreign currency. Increase in costs of sales per case was driven by plastic bottle components, sweetener and concentrate.

Gross profit – Growth was flat driven by rate increases offset by volume declines and higher raw material costs. Rate gains more than offset higher raw material costs driving a four percent increase in gross profit per case.

Selling, Delivery and Administrative (“SD&A”) expenses – Flat results versus the prior year include one percentage point of growth relating to restructuring and asset disposal charges taken in the current and prior year. The remaining one percentage point improvement in SD&A expenses was driven by lower operating costs due to decreases in volume and continued cost and productivity improvements across all our segments, partially offset by the negative impact from strengthening foreign currencies during the first half of the year.

Operating income – Decrease of 39 percent versus the prior year was driven primarily by the impairment, restructuring and asset disposal charges taken in the current and prior year, which together contributed 41 percentage points to the operating income decline for the year. The remaining two percentage points of growth in operating income were driven by increases in Europe and the U.S. & Canada. During 2008, we captured over $170 million of productivity gains reflecting an increased focus on cost containment across all of our businesses. Savings include productivity from manufacturing and logistics coupled with reduced headcount and decreased discretionary spending. Operating income growth includes one percentage point of growth from foreign currency translation.

Net income – Net income for the year of $162 million includes a net after-tax charge of $338 million, or $1.53 per diluted share, from impairment and asset disposal charges, and restructuring initiatives discussed above. In addition, net income reflects higher interest and foreign currency transactional expenses versus the prior year. For 2007, net income of $532 million included a net after-tax gain of $21 million, or $0.09 per diluted share, from tax items, restructuring charges and asset disposal charges.

RESULTS OF OPERATIONS BY SEGMENT

Except where noted, tables and discussion are presented as compared to the prior fiscal year. Growth rates are rounded to the nearest whole percentage.

Volume

2008 vs. 2007

		U.S. &
	Worldwide	Canada	Europe	Mexico
Total Volume Change	(4)%	(4)%	(3)%	(5)%

U.S. & Canada
In our U.S. & Canada segment, volume decreased four percent due to declining consumer confidence and spending, which has negatively impacted the liquid refreshment beverage category. Cold-drink and take-home channels both declined by four percent versus last year. The decline in the take-home channel was driven primarily by our large format stores, which was impacted by the overall declines in the liquid refreshment beverage category as well as pricing actions taken to improve profitability in our take-home packages including our unflavored water business. Decline in the cold-drink channel was driven by our foodservice channel, including restaurants, travel and leisure and workplace, which has been particularly impacted by the economic downturn in the United States.

Europe
In our Europe segment, volume declined by three percent resulting from a soft volume performance in the second half of the year. Results reflect overall weak macroeconomic environments throughout Europe with high single digit declines in Spain and flat volume growth in Russia. Despite the slowing growth in Russia, we showed improvements in our energy and tea categories, partially offset by declines in the CSD category. In Spain, there were declines across all channels due to a weakening economy and our continued focus on improving revenue and gross profit growth.

Mexico
In our Mexico segment, volume decreased five percent driven by slower economic growth coupled with pricing actions taken by the Company to drive improved margins across its portfolio. This drove single digit declines in our jug water and multi-serve packages, which was partially offset by one percent improvement in our bottled water package.

2007 vs. 2006

		U.S. &
	Worldwide	Canada	Europe	Mexico
Base volume	–%	–%	4%	(2)%
Acquisitions	1	–	–	3

Total Volume Change	1%	–%	4%	1%

U.S. & Canada
In our U.S. & Canada segment, volume was unchanged, driven primarily by flat volume in the U.S. Our performance in the U.S. reflected growth in the take-home channel of approximately one percent, driven primarily by growth in supercenters, wholesale clubs and mass merchandisers. This growth was offset by a decline of three percent in the cold-drink channel, as a result of declines in our small format and foodservice channels. From a brand perspective, our U.S. non-carbonated portfolio increased six percent, reflecting significant increases in Trademark Lipton and water, coupled with strong growth in energy drinks. The growth in our U.S. non-carbonated portfolio was offset by declines in our CSD portfolio of three percent, driven primarily by declines in Trademark Pepsi.

In Canada, volume grew two percent, driven primarily by three percent growth in the cold-drink channel and two percent growth in the take-home channel. From a brand perspective, our non-carbonated portfolio increased 13 percent, reflecting a 12 percent increase in Trademark Lipton and a five percent increase in water.

Europe
In our Europe segment, overall volume grew four percent. This growth was driven primarily by 17 percent growth in Russia, partially offset by declines of eight percent in Spain and two percent in Turkey. Volume increases in Russia were strong in all channels, led by growth of 40 percent in our non-carbonated portfolio.

Mexico
In our Mexico segment, overall volume increased one percent, driven primarily by acquisitions, partially offset by a decrease of two percent in base business volume. This decrease was primarily attributable to four percent declines in both CSD and jug water volumes, mitigated by nine percent growth in bottled water and greater than 40 percent growth in non-carbonated beverages.

Net Revenues

2008 vs. 2007

	Worldwide	U.S. & Canada	Europe	Mexico
2008 Net revenues	$13,796	$10,300	$2,115	$1,381
2007 Net revenues	$13,591	$10,336	$1,872	$1,383
% Impact of:
Volume	(4)%	(4)%	(3)%	(5)%
Net price per case (rate/mix)	5	4	10	6
Currency translation	1	–	6	(1)

Total Net Revenues Change	2%	–%	13%	–%

U.S. & Canada
In our U.S. & Canada segment, net revenues were flat versus the prior year driven by net price per case improvement offset by volume declines. The four percent improvement in net price per case was primarily driven by rate increases taken to offset rising raw material costs and to improve profitability in our take-home packages including our unflavored water business.

Europe
In our Europe segment, growth in net revenues for the year reflects an increase in net price per case and the positive impact of foreign currency translation, partially offset by volume declines. Net revenue per case grew in every country in Europe led by double-digit growth in Russia and Turkey due mainly to rate increases.

Mexico
In our Mexico segment, net revenues were flat versus the prior year reflecting increases in net price per case offset by declines in volume and the negative impact of foreign currency translation. Growth in net price per case was primarily due to rate increases taken within our multi-serve CSDs, jugs and bottled water packages.

2007 vs. 2006

		U.S. &
	Worldwide	Canada	Europe	Mexico
2007 Net revenues	$13,591	$10,336	$1,872	$1,383
2006 Net revenues	$12,730	$9,910	$1,534	$1,286
% Impact of:
Volume	–%	–%	4%	(2)%
Net price per case (rate/mix)	4	4	9	7
Acquisitions	1	–	–	3
Currency translation	2	–	9	–

Total Net Revenues Change	7%	4%	22%	8%

U.S. & Canada
In our U.S. & Canada segment, four percent growth in net revenues was driven mainly by increases in net price per case as a result of rate gains. The favorable impact of Canada’s foreign currency translation added slightly less than one percentage point of growth to the segment’s four percent increase. In the U.S., we achieved revenue growth as a result of a net price per case improvement of four percent.

PART II (continued)

Europe
In our Europe segment, 22 percent growth in net revenues reflected exceptionally strong increases in net price per case, strong volume growth in Russia and the positive impact of foreign currency translation. Growth in net revenues in Europe was mainly driven by a 44 percent increase in Russia.

Mexico
In our Mexico segment, eight percent growth in net revenues reflected strong increases in net price per case, and the impact of acquisitions, partially offset by declines in base business volume.

Operating Income

2008 vs. 2007

		U.S. &
	Worldwide	Canada	Europe	Mexico
2008 Operating income	$649	$886	$101	$(338)
2007 Operating income	$1,071	$893	$106	$72
% Impact of:
Operations	1%	1%	2%	(3)%
Currency translation	1	–	12	2
Impairment charges	(38)	–	(3)	(571)
2008 Restructuring charges	(8)	(6)	(25)	(4)
2007 Restructuring charges	3	2	8	4
Asset disposal charges	2	2	–	–

Total Operating Income Change	(39)%	(1)%	(5)%*	(572)%

*	Does not add due to rounding to the whole percentage.

U.S. & Canada
In our U.S. & Canada segment, operating income was $886 million in 2008, decreasing one percent versus the prior year. Restructuring and asset disposal charges taken in the current and prior year together contributed a decrease of two percentage points to the operating income decline. The remaining one percentage point of growth includes increases in gross profit per case and lower operating costs, partially offset by lower volume in the United States.

Gross profit per case improved two percent versus the prior year in our U.S. & Canada segment. This includes growth in net revenue per case, which was offset by a six percent increase in cost of sales per case. Growth in cost of sales per case includes higher concentrate, sweetener and packaging costs.

SD&A expenses improved three percent versus the prior year in our U.S. & Canada segment due to lower volume and pension costs and cost productivity initiatives. These productivity initiatives reflect a combination of headcount savings, reduced discretionary spending and leveraged manufacturing and logistics benefits. Results also include one percentage point of growth due to restructuring and asset disposal charges taken in the current and prior year.

Europe
In our Europe segment, operating income was $101 million in 2008, decreasing five percent versus the prior year. The net impact of restructuring and impairment charges contributed 20 percentage points to the decline for the year. The remaining 14 percentage point increase in operating income growth for the year reflects improvements in gross profit per case and the positive impact from foreign currency translation, partially offset by higher SD&A expenses.

Gross profit per case in Europe increased 16 percent versus the prior year due to net price per case increases and foreign currency translation, partially offset by higher sweetener and packaging costs. Foreign currency contributed six percentage points of growth to gross profit for the year.

SD&A expenses in Europe increased 16 percent due to additional operating costs associated with our investments in Europe coupled with charges in Russia due to softening volume and weakening economic conditions in the fourth quarter. Foreign currency contributed five percentage points to SD&A growth. Restructuring charges taken in the current and prior year contributed approximately two percentage points of growth to SD&A expenses for the year.

Mexico
In our Mexico segment, we had an operating loss of $338 million in 2008 driven primarily by impairment and restructuring charges taken in the current and prior years. The remaining one percent decrease in operating income growth for the year was driven by volume declines, partially offset by increases in gross profit per case and the positive impact from foreign currency translation.

Gross profit per case improved six percent versus the prior year driven by improvements in net revenue per case, as we continue to improve our segment profitability in our jug water and multi-serve packages. Cost of sales per case in Mexico increased by five percent due primarily to rising packaging costs.

SD&A remained flat versus the prior year driven by lower volume and reduced operating costs as we focus on route productivity, partially offset by cost inflation.

2007 vs. 2006

		U.S. &
	Worldwide	Canada	Europe	Mexico
2007 Operating income	$1,071	$893	$106	$72
2006 Operating income	$1,017	$878	$57	$82
% Impact of:
Operations	6%	6%	41%	(11)%
Currency translation	1	1	11	1
PR Beverages	3	–	50	–
2007 Restructuring	(3)	(2)	(15)	(4)
Asset disposal charges	(2)	(3)	–	–
Acquisitions	–	–	–	2

Total Operating Income Change	5%	2%	86%*	(13)%*

*	Does not add due to rounding to the whole percentage.

U.S. & Canada
In our U.S. & Canada segment, operating income increased two percent versus the prior year. Growth in operating income includes a five percentage point negative impact from restructuring and asset disposal charges. The remaining seven percentage point improvement in operating income growth was the result of increases in gross profit, coupled with cost productivity improvements. These improvements were partially offset by higher SD&A expenses.

Gross profit for our U.S. & Canada segment increased three percent driven by net price per case improvement, which was partially offset by a five percent increase in cost of sales. Increases in cost of sales are primarily due to growth in cost of sales per case resulting from higher concentrate and sweetener costs and a one percentage point negative impact from foreign currency translation.

SD&A in the U.S. & Canada segment increased four percent driven primarily by strategic initiatives in connection with the hydration category, partially offset by cost productivity improvements.

Europe
In our Europe segment, operating income increased 86 percent versus the prior year. Operating income growth includes 35 percentage points of growth from the consolidation of PR Beverages and restructuring charges taken during the year. The remaining 52 percentage points of growth reflect strong increases in volume, gross profit per case, cost productivity improvements and an 11 percentage point positive impact of foreign currency translation. This growth was partially offset by higher operating expenses in Russia.

Gross profit per case in Europe grew 26 percent versus the prior year. This growth was driven by improvements in net revenue per case partially offset by a 16 percent increase in cost of sales. Increases in cost of sales reflected a nine percentage point impact from foreign currency translation, cost per case increases resulting from higher raw material costs, shifts in package mix and strong volume growth. These increases were partially offset by a three percentage point impact from consolidating PR Beverages in our financial results.

SD&A costs in Europe increased 25 percent versus the prior year, which includes a nine percentage point negative impact from foreign currency translation. The remaining increase in SD&A costs is due to higher operating expenses in Russia due to its growth during the year.

Mexico
In our Mexico segment, operating income decreased 13 percent as a result of declines in base business volume and higher SD&A expenses. Restructuring charges and the impact of acquisitions together contributed a two percentage point impact to the operating income decline for the year.

Gross profit per case in Mexico grew five percent versus the prior year due primarily to increases in net revenue per case partially offset by a nine percent increase in cost of sales. Increase in cost of sales reflects cost per case increases resulting from significantly higher sweetener costs and the impact of acquisitions, partially offset by base volume declines.

SD&A expenses in Mexico grew eight percent versus the prior year, which includes three percentage points of growth from acquisitions. The remaining growth is driven by higher operating expenses versus the prior year.

Interest Expense, net

2008 vs. 2007

Net interest expense increased by $16 million largely due to higher average debt balances throughout the year and our treasury rate locks that were settled in the fourth quarter. These increases were partially offset by lower effective interest rates from interest rate swaps which convert our fixed-rate debt to variable-rate debt.

2007 vs. 2006

Net interest expense increased by $8 million largely due to higher effective interest rates and additional interest associated with higher average debt balances throughout the year.

Other Non-Operating Expenses (Income), net

2008 vs. 2007

Other net non-operating expenses were $25 million in 2008 as compared to $6 million of net non-operating income in 2007. Foreign currency transactional losses in 2008 resulted primarily from our U.S. dollar and euro purchases in Mexico and Russia, reflecting the impact of the weakening peso and ruble during the second half of 2008.

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

Minority Interest

2008 vs. 2007

Minority interest primarily reflects PepsiCo’s ownership in Bottling LLC of 6.6 percent, coupled with their 40 percent ownership in the PR Beverages venture. The $34 million decrease versus the prior year was primarily driven by lower operating results due to the impairment and restructuring charges taken in the fourth quarter of 2008.

2007 vs. 2006

The $35 million increase in 2007 was primarily driven by PepsiCo’s minority interest in the PR Beverages venture. The remaining increase was a result of higher operating results in Bottling LLC.

PART II (continued)

Income Tax Expense

2008 vs. 2007

Our effective tax rates for 2008 and 2007 were 40.7 percent and 25.0 percent, respectively. The increase in our effective tax rate is primarily due to year-over-year comparability associated with the following:

•	In 2008, we had pre-tax impairment charges related primarily to Mexico which resulted in a tax provision benefit of $115 million as well as pre-tax restructuring charges, which provided a tax provision benefit of $21 million. The net effect of these items increased our effective tax rate by 7.7 percentage points as most of these charges were in our international jurisdictions, which have lower effective tax rates.

•	In 2007, we had a tax audit settlement which reduced our tax provision by $46 million, coupled with tax law changes that reduced our deferred income tax provision by $13 million. These items decreased our effective tax rate by 8.3 percentage points.

2007 vs. 2006

Our effective tax rates for 2007 and 2006 were 25.0 percent and 23.4 percent, respectively. The increase in our effective tax rate is primarily due to year-over-year comparability associated with the reversal of tax contingency reserves resulting from the expiration of the statute of limitations on the IRS audits in 2007 versus 2006. The tax law changes enacted in 2007 and 2006 that required us to re-measure our deferred taxes had approximately the same impact in both years.

Diluted Weighted-Average Shares Outstanding

Diluted weighted-average shares outstanding includes the weighted-average number of common shares outstanding plus the potential dilution that could occur if equity awards from our stock compensation plans were exercised and converted into common stock.

Our diluted weighted-average shares outstanding for 2008, 2007 and 2006 were 220 million, 233 million and 242 million, respectively. The decrease in shares outstanding for 2008 reflects the effect of our share repurchase program, which began in October 1999, partially offset by share issuances from the exercise of equity awards. The amount of shares authorized by the Board of Directors to be repurchased totals 175 million shares, of which we have repurchased approximately 15 million shares in 2008 and 146 million shares since the inception of our share repurchase program. For further discussion on our earnings per share calculation see Note 3 in the Notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows

2008 vs. 2007

PBG generated $1,284 million of net cash from operations, a decrease of $153 million from 2007. The decrease in net cash provided by operations was driven primarily by a change in working capital due largely to timing of accounts payable disbursements and higher payments relating to promotional activities and pensions.

Net cash used for investments was $1,758 million, an increase of $875 million from 2007. The increase in cash used for investments primarily reflects $742 million of payments associated with our investment in JSC Lebedyansky and payments for acquisitions of Lane Affiliated Companies, Inc., Sobol-Aqua JSC and Pepsi-Cola Batavia Bottling Corp., partially offset by lower capital expenditures.

Net cash provided by financing activities was $850 million, an increase of $1,414 million as compared to a use of cash of $564 million in 2007. This increase in cash from financing reflects proceeds from the issuance of $1.3 billion in senior notes to partially pre-fund the February 2009 bond maturity of $1.3 billion. Also reflected in financing activities was $308 million of cash received from PepsiCo for their proportional share in the acquisition of JSC Lebedyansky and Sobol-Aqua JSC by PR Beverages.

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

Net cash used for financing increased by $193 million to $564 million, driven primarily by lower net proceeds from long-term debt, partially offset by lower share repurchases in 2007.

Capital Expenditures

Our business requires substantial infrastructure investments to maintain our existing level of operations and to fund investments targeted at growing our business. Capital expenditures included in our cash flows from investing activities totaled $760 million, $854 million and $725 million during 2008, 2007 and 2006, respectively. Capital expenditures decreased $94 million in 2008 as a result of lower investments due to the economic slowdown, primarily in the United States.

Liquidity and Capital Resources

Our principal sources of cash include cash from our operating activities and the issuance of debt and bank borrowings. We believe that these cash inflows will be sufficient for the foreseeable future to fund capital expenditures, benefit plan contributions, acquisitions, share repurchases, dividends and working capital requirements.

The recent and extraordinary disruption in the world credit markets in 2008 had a significant adverse impact on a number of financial institutions. At this point in time, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future. Management will continue to closely monitor the Company’s liquidity and the credit markets. However, management cannot predict with any certainty the impact to the Company of any further disruption in the credit environment.

Acquisitions and Investments
We completed a joint acquisition with PepsiCo of Russia’s leading branded juice company JSC Lebedyansky (“Lebedyansky”) for approximately $1.8 billion. Lebedyansky was acquired 58.3 percent by PepsiCo and 41.7 percent by PR Beverages, our Russian venture with PepsiCo. We have recorded an equity investment for PR Beverages’ share in Lebedyansky. In addition, we have recorded minority interest for PepsiCo’s proportional contribution to PR Beverages relating to Lebedyansky.

During 2008, we acquired Pepsi-Cola Batavia Bottling Corp and Lane Affiliated Companies, Inc. (“Lane”), Pepsi-Cola franchise bottlers which serve certain New York counties and portions of Colorado, Arizona and New Mexico. In addition we acquired Sobol-Aqua JSC (“Sobol”), a company that manufactures Sobol brands and co-packs various Pepsi products in Siberia and Eastern Russia. The total cost of acquisitions during 2008 was approximately $279 million.

Long-Term Debt Activities
During the fourth quarter, we issued $1.3 billion in senior notes with a coupon rate of 6.95 percent, maturing in 2014. A portion of this debt was used to repay our senior notes due in 2009 at their maturity on February 17, 2009. In the interim, these proceeds were placed in short-term investments. In addition, we used a portion of the proceeds to finance the Lane acquisition and repay short-term commercial paper debt, a portion of which was used to finance our acquisition of Lebedyansky.

In addition, during the first quarter of 2009 we issued an additional $750 million in senior notes, with a coupon rate of 5.125 percent, maturing in 2019. The net proceeds of the offering, together with a portion of the proceeds from the offering of our senior notes issued in the fourth quarter of 2008, were used to repay our senior notes due in 2009, at their scheduled maturity on February 17, 2009. Any excess proceeds of this offering will be used for general corporate purposes. The next significant scheduled debt maturity is not until 2012.

Short-Term Debt Activities
We have a committed revolving credit facility of $1.1 billion and an uncommitted credit facility of $500 million. Both of these credit facilities are guaranteed by Bottling LLC and are used to support our $1.2 billion commercial paper program and working capital requirements. At December 27, 2008, we had no outstanding commercial paper. At December 29, 2007, we had $50 million in outstanding commercial paper with a weighted-average interest rate of 5.3 percent.

In addition to the revolving credit facilities discussed above, we had available bank credit lines of approximately $772 million at December 27, 2008, of which the majority was uncommitted. These lines were primarily used to support the general operating needs of our international locations. As of year-end 2008, we had $103 million outstanding under these lines of credit at a weighted-average interest rate of 10.0 percent. As of year-end 2007, we had available short-term bank credit lines of approximately $748 million, of which $190 million was outstanding at a weighted-average interest rate of 5.3 percent.

Our peak borrowing timeframe varies with our working capital requirements and the seasonality of our business. Additionally, throughout the year, we may have further short-term borrowing requirements driven by other operational needs of our business. During 2008, borrowings from our commercial paper program in the U.S. peaked at $702 million. Borrowings from our line of credit facilities peaked at $484 million, reflecting payments for working capital requirements.

Debt Covenants and Credit Ratings
Certain of our senior notes have redemption features and non-financial covenants that will, among other things, limit our ability to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets. Additionally, certain of our credit facilities and senior notes have financial covenants. These requirements are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources. We are in compliance with all debt covenants. For a discussion of our covenants, see Note 9 in the Notes to Consolidated Financial Statements.

Our credit ratings are periodically reviewed by rating agencies. Currently our long-term ratings from Moody’s and Standard and Poor’s are A2 and A, respectively. Changes in our operating results or financial position could impact the ratings assigned by the various agencies resulting in higher or lower borrowing costs.

Pensions
During 2009, we expect to contribute $185 million to fund our U.S. pension and postretirement plans. For further information about our pension and postretirement plan funding see section entitled “Pension and Postretirement Medical Benefit Plans” in our Critical Accounting Policies.

Dividends
On March 27, 2008, the Company’s Board of Directors approved an increase in the Company’s quarterly dividend from $0.14 to $0.17 per share on the outstanding common stock of the Company. This action resulted in a 21 percent increase in our quarterly dividend.

PART II (continued)

Contractual Obligations

The following table summarizes our contractual obligations as of December 27, 2008:

		Payments Due by Period
			2010-	2012-	2014 and
Contractual Obligations	Total	2009	2011	2013	beyond
Long-term debt obligations(1)	$6,087	$1,301	$36	$1,400	$3,350
Capital lease obligations(2)	9	4	3	–	2
Operating leases(2)	279	58	69	34	118
Interest obligations(3)	2,638	307	560	516	1,255
Purchase obligations:
Raw material obligations(4)	821	718	100	–	3
Capital expenditure obligations(5)	33	33	–	–	–
Other obligations(6)	325	135	114	38	38
Other long-term liabilities(7)	23	5	8	6	4

	$10,215	$2,561	$890	$1,994	$4,770

(1)	See Note 9 in the Notes to Consolidated Financial Statements for additional information relating to our long-term debt obligations.
(2)	Lease obligation balances include imputed interest. See Note 10 in the Notes to Consolidated Financial Statements for additional information relating to our lease obligations.
(3)	Represents interest payment obligations related to our long-term fixed-rate debt as specified in the applicable debt agreements. A portion of our long-term debt has variable interest rates due to either existing swap agreements or interest arrangements. We have estimated our variable interest payment obligations by using the interest rate forward curve where practical. Given uncertainties in future interest rates we have not included the beneficial impact of interest rate swaps after the year 2010.
(4)	Represents obligations to purchase raw materials pursuant to contracts entered into by PepsiCo on our behalf and international agreements to purchase raw materials.
(5)	Represents commitments to suppliers under capital expenditure related contracts or purchase orders.
(6)	Represents legally binding agreements to purchase goods or services that specify all significant terms, including: fixed or minimum quantities, price arrangements and timing of payments. If applicable, penalty, notice, or minimum purchase amount is used in the calculation. Balances also include non-cancelable customer contracts for sports marketing arrangements.
(7)	Primarily represents non-compete contracts that resulted from business acquisitions. The non-current portion of unrecognized tax benefits recorded on the balance sheet as of December 27, 2008 is not included in the table. There was no current portion of unrecognized tax benefits as of December 27, 2008. For additional information about our income taxes see Note 13 in the Notes to Consolidated Financial Statements.

This table excludes our pension and postretirement liabilities recorded on the balance sheet. For a discussion of our future pension contributions, as well as expected pension and postretirement benefit payments see Note 12 in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition, liquidity, capital expenditures or capital resources.

MARKET RISKS AND CAUTIONARY STATEMENTS

Quantitative and Qualitative Disclosures
about Market Risk

In the normal course of business, our financial position is routinely subject to a variety of risks. These risks include changes in the price of commodities purchased and used in our business, interest rates on outstanding debt and currency movements impacting our non-U.S. dollar denominated assets and liabilities. We are also subject to the risks associated with the business environment in which we operate. We regularly assess all of these risks and have strategies in place to reduce the adverse effects of these exposures.

Our objective in managing our exposure to fluctuations in commodity prices, interest rates and foreign currency exchange rates is to minimize the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, we have derivative instruments to hedge against the risk of adverse movements in commodity prices, interest rates and foreign currency. We monitor our counterparty credit risk on an ongoing basis. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use. See Note 11 in the Notes to Consolidated Financial Statements for additional information relating to our derivative instruments.

A sensitivity analysis has been prepared to determine the effects that market risk exposures may have on our financial instruments. These sensitivity analyses evaluate the effect of hypothetical changes in commodity prices, interest rates and foreign currency exchange rates and changes in our stock price on our unfunded deferred compensation liability. Information provided by these sensitivity analyses does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor were held constant. As a result, the reported changes in the values of some financial instruments that are affected by the sensitivity analyses are not matched with the offsetting changes in the values of the items that those instruments are designed to finance or hedge.

Commodity Price Risk
We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive business environment in which we operate. We use future and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of raw materials and energy used in our operations. With respect to commodity price risk, we currently have various contracts outstanding for commodity purchases in 2009 and 2010, which establish our purchase prices within defined ranges. We estimate that a 10 percent decrease in commodity prices with all other variables held constant would have resulted in a change in the fair value of our financial instruments of $14 million and $7 million at December 27, 2008 and December 29, 2007, respectively.

Interest Rate Risk
Interest rate risk is inherent to both fixed- and floating-rate debt. We effectively converted $1.1 billion of our senior notes to floating-rate debt through the use of interest rate swaps. Changes in interest rates on our interest rate swaps and other variable debt would change our interest expense. We estimate that a 50 basis point increase in interest rates on our variable rate debt and cash equivalents, with all other variables held constant, would have resulted in an increase to net interest expense of $1 million and $2 million in fiscal years 2008 and 2007, respectively.

Foreign Currency Exchange Rate Risk
In 2008, approximately 34 percent of our net revenues were generated from outside the United States. Social, economic and political conditions in these international markets may adversely affect our results of operations, financial condition and cash flows. The overall risks to our international businesses include changes in foreign governmental policies and other social, political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations that may adversely impact our business. In addition, our results of operations and the value of our foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates.

As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from our international operations have been reinvested locally. We have foreign currency transactional risks in certain of our international territories for transactions that are denominated in currencies that are different from their functional currency. We have entered into forward exchange contracts to hedge portions of our forecasted U.S. dollar cash flows in these international territories. A 10 percent weaker U.S. dollar against the applicable foreign currency, with all other variables held constant, would result in a change in the fair value of these contracts of $5 million and $6 million at December 27, 2008 and December 29, 2007, respectively.

In 2007, we entered into forward exchange contracts to economically hedge a portion of intercompany receivable balances that are denominated in Mexican pesos. A 10 percent weaker U.S. dollar versus the Mexican peso, with all other variables held constant, would result in a change of $4 million and $9 million in the fair value of these contracts at December 27, 2008 and December 29, 2007, respectively.

Unfunded Deferred Compensation Liability
Our unfunded deferred compensation liability is subject to changes in our stock price, as well as price changes in certain other equity and fixed-income investments. Employee investment elections include PBG stock and a variety of other equity and fixed-income investment options. Since the plan is unfunded, employees’ deferred compensation amounts are not directly invested in these investment vehicles. Instead, we track the performance of each employee’s investment selections and adjust the employee’s deferred compensation account accordingly. The adjustments to the employees’ accounts increases or decreases the deferred compensation liability reflected on our Consolidated Balance Sheet with an offsetting increase or decrease to our selling, delivery and administrative expenses in our Consolidated Statements of Operations. We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on our stock price. Therefore, changes in compensation expense as a result of changes in our stock price are substantially offset by the changes in the fair value of these contracts. We estimate that a 10 percent unfavorable change in the year-end stock price would have reduced the fair value from these forward contract commitments by $1 million and $2 million at December 27, 2008 and December 29, 2007, respectively.

Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this annual report on Form 10-K and in the annual report to the shareholders may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:

•	changes in our relationship with PepsiCo;
•	PepsiCo’s ability to affect matters concerning us through its equity ownership of PBG, representation on our Board and approval rights under our Master Bottling Agreement;
•	material changes in expected levels of bottler incentive payments from PepsiCo;
•	restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;
•	material changes from expectations in the cost or availability of ingredients, packaging materials, other raw materials or energy;
•	limitations on the availability of water or obtaining water rights;
•	an inability to achieve strategic business plan targets that could result in a non-cash intangible asset impairment charge;
•	an inability to achieve cost savings;
•	material changes in capital investment for infrastructure and an inability to achieve the expected timing for returns on cold-drink equipment and related infrastructure expenditures;
•	decreased demand for our product resulting from changes in consumers’ preferences;
•	an inability to achieve volume growth through product and packaging initiatives;
•	impact of competitive activities on our business;
•	impact of customer consolidations on our business;
•	unfavorable weather conditions in our markets;

PART II (continued)

•	an inability to successfully integrate acquired businesses or to meet projections for performance in newly acquired territories;
•	loss of business from a significant customer;
•	loss of key members of management;
•	failure or inability to comply with laws and regulations;
•	litigation, other claims and negative publicity relating to alleged unhealthy properties or environmental impact of our products;
•	changes in laws and regulations governing the manufacture and sale of food and beverages, the environment, transportation, employee safety, labor and government contracts;
•	changes in accounting standards and taxation requirements (including unfavorable outcomes from audits performed by various tax authorities);
•	an increase in costs of pension, medical and other employee benefit costs;
•	unfavorable market performance of assets in our pension plans or material changes in key assumptions used to calculate the liability of our pension plans, such as discount rate;
•	unforeseen social, economic and political changes;
•	possible recalls of our products;
•	interruptions of operations due to labor disagreements;
•	limitations on our ability to invest in our business as a result of our repayment obligations under our existing indebtedness;
•	changes in our debt ratings, an increase in financing costs or limitations on our ability to obtain credit; and
•	material changes in expected interest and currency exchange rates.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006
in millions, except per share data	2008	2007	2006
Net Revenues	$13,796	$13,591	$12,730
Cost of sales	7,586	7,370	6,900

Gross Profit	6,210	6,221	5,830
Selling, delivery and administrative expenses	5,149	5,150	4,813
Impairment charges	412	–	–

Operating Income	649	1,071	1,017
Interest expense, net	290	274	266
Other non-operating expenses (income), net	25	(6)	11
Minority interest	60	94	59

Income Before Income Taxes	274	709	681
Income tax expense	112	177	159

Net Income	$162	$532	$522

Basic Earnings per Share	$0.75	$2.35	$2.22

Weighted-average shares outstanding	216	226	236

Diluted Earnings per Share	$0.74	$2.29	$2.16

Weighted-average shares outstanding	220	233	242

Dividends declared per common share	$0.65	$0.53	$0.41

See accompanying notes to Consolidated Financial Statements.

PART II (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006
in millions	2008	2007	2006
Cash Flows – Operations
Net income	$162	$532	$522
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	673	669	649
Deferred income taxes	(47)	(42)	(61)
Stock-based compensation	56	62	65
Impairment charges	412	–	–
Defined benefit pension and postretirement expenses	114	121	119
Minority interest expense	60	94	59
Casualty self-insurance expense	87	90	80
Other non-cash charges and credits	95	79	67
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	40	(110)	(120)
Inventories	3	(19)	(57)
Prepaid expenses and other current assets	10	(17)	1
Accounts payable and other current liabilities	(134)	185	88
Income taxes payable	14	9	(2)

Net change in operating working capital	(67)	48	(90)
Casualty insurance payments	(79)	(70)	(67)
Pension contributions to funded plans	(85)	(70)	(68)
Other, net	(97)	(76)	(47)

Net Cash Provided by Operations	1,284	1,437	1,228

Cash Flows – Investments
Capital expenditures	(760)	(854)	(725)
Acquisitions, net of cash acquired	(279)	(49)	(33)
Investments in noncontrolled affiliates	(742)	–	–
Proceeds from sale of property, plant and equipment	24	14	18
Other investing activities, net	(1)	6	9

Net Cash Used for Investments	(1,758)	(883)	(731)

Cash Flows – Financing
Short-term borrowings, net – three months or less	(108)	(106)	(107)
Proceeds from short-term borrowings – more than three months	117	167	96
Payments of short-term borrowings – more than three months	(91)	(211)	(74)
Proceeds from issuances of long-term debt	1,290	24	793
Payments of long-term debt	(10)	(42)	(604)
Minority interest distribution	(73)	(17)	(19)
Dividends paid	(135)	(113)	(90)
Excess tax benefit from the exercise of equity awards	2	14	19
Proceeds from the exercise of stock options	42	159	168
Share repurchases	(489)	(439)	(553)
Contributions from minority interest holder	308	–	–
Other financing activities	(3)	–	–

Net Cash Provided by (Used for) Financing	850	(564)	(371)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(57)	28	1

Net Increase in Cash and Cash Equivalents	319	18	127
Cash and Cash Equivalents – Beginning of Year	647	629	502

Cash and Cash Equivalents – End of Year	$966	$647	$629

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

December 27, 2008 and December 29, 2007
in millions, except per share data	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$966	$647
Accounts receivable, net	1,371	1,520
Inventories	528	577
Prepaid expenses and other current assets	276	342

Total Current Assets	3,141	3,086
Property, plant and equipment, net	3,882	4,080
Other intangible assets, net	3,751	4,181
Goodwill	1,434	1,533
Investments in noncontrolled affiliates	619	–
Other assets	155	235

Total Assets	$12,982	$13,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,675	$1,968
Short-term borrowings	103	240
Current maturities of long-term debt	1,305	7

Total Current Liabilities	3,083	2,215
Long-term debt	4,784	4,770
Other liabilities	1,658	1,186
Deferred income taxes	966	1,356
Minority interest	1,148	973

Total Liabilities	11,639	10,500

Shareholders’ Equity
Common stock, par value $0.01 per share:
authorized 900 shares, issued 310 shares	3	3
Additional paid-in capital	1,851	1,805
Retained earnings	3,130	3,124
Accumulated other comprehensive loss	(938)	(48)
Treasury stock: 99 shares and 86 shares in 2008 and 2007, respectively, at cost	(2,703)	(2,269)

Total Shareholders’ Equity	1,343	2,615

Total Liabilities and Shareholders’ Equity	$12,982	$13,115

See accompanying notes to Consolidated Financial Statements.

PART II (continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006

					Accumulated
					Other
	Common	Additional	Deferred	Retained	Comprehensive	Treasury		Comprehensive
in millions, except per share data	Stock	Paid-In Capital	Compensation	Earnings	Loss	Stock	Total	Income (Loss)
Balance at December 31, 2005	$3	$1,709	$(14)	$2,283	$(262)	$(1,676)	$2,043
Comprehensive income:
Net income	–	–	–	522	–	–	522	$522
Net currency translation adjustment	–	–	–	–	25	–	25	25
Cash flow hedge adjustment (net of tax and minority interest of $(5))	–	–	–	–	8	–	8	8
Minimum pension liability adjustment (net of tax and minority interest of $(21))	–	–	–	–	27	–	27	27

Total comprehensive income								$582

FAS 158 – pension liability adjustment (net of tax and minority interest of $124)	–	–	–	–	(159)	–	(159)
Stock option exercises: 9 shares	–	(44)	–	–	–	212	168
Tax benefit – equity awards	–	35	–	–	–	–	35
Share repurchases: 18 shares	–	–	–	–	–	(553)	(553)
Stock compensation	–	51	14	–	–	–	65
Cash dividends declared on common stock (per share: $0.41)	–	–	–	(97)	–	–	(97)

Balance at December 30, 2006	3	1,751	–	2,708	(361)	(2,017)	2,084
Comprehensive income:
Net income	–	–	–	532	–	–	532	$532
Net currency translation adjustment	–	–	–	–	220	–	220	220
Cash flow hedge adjustment (net of tax and minority interest of $(1))	–	–	–	–	(1)	–	(1)	(1)
Pension and postretirement medical benefit plans adjustment (net of tax and minority interest of $(72))	–	–	–	–	94	–	94	94

Total comprehensive income								$845

Stock option exercises: 7 shares	–	(28)	–	–	–	187	159
Tax benefit – equity awards	–	22	–	–	–	–	22
Share repurchases: 13 shares	–	–	–	–	–	(439)	(439)
Stock compensation	–	60	–	–	–	–	60
Impact from adopting FIN 48	–	–	–	5	–	–	5
Cash dividends declared on common stock (per share: $0.53)	–	–	–	(121)	–	–	(121)

Balance at December 29, 2007	3	1,805	–	3,124	(48)	(2,269)	2,615
Comprehensive income (loss):
Net income	–	–	–	162	–	–	162	$162
Net currency translation adjustment	–	–	–	–	(554)	–	(554)	(554)
Cash flow hedge adjustment (net of tax and minority interest of $28)	–	–	–	–	(33)	–	(33)	(33)
Pension and postretirement medical benefit plans adjustment (net of tax and minority interest of $242)	–	–	–	–	(322)	–	(322)	(322)

Total comprehensive loss								$(747)

FAS 158 – measurement date adjustment (net of tax and minority interest of $(5))	–	–	–	(16)	19	–	3
Equity awards exercises: 2 shares	–	(13)	–	–	–	55	42
Tax benefit and withholding tax – equity awards	–	2	–	–	–	–	2
Share repurchases: 15 shares	–	–	–	–	–	(489)	(489)
Stock compensation	–	57	–	–	–	–	57
Cash dividends declared on common stock (per share: $0.65)	–	–	–	(140)	–	–	(140)

Balance at December 27, 2008	$3	$1,851	$–	$3,130	$(938)	$(2,703)	$1,343

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

At December 27, 2008, PepsiCo, Inc. (“PepsiCo”) owned 70,166,458 shares of our common stock, consisting of 70,066,458 shares of common stock and all 100,000 authorized shares of Class B common stock. This represents approximately 33.2 percent of our outstanding common stock and 100 percent of our outstanding Class B common stock, together representing 40.2 percent of the voting power of all classes of our voting stock. In addition, PepsiCo owns approximately 6.6 percent of the equity of Bottling LLC and 40 percent of PR Beverages Limited (“PR Beverages”), a consolidated venture for our Russian operations, which was formed on March 1, 2007.

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

Our Board of Directors has the authority to provide for the issuance of up to 20,000,000 shares of preferred stock, and to determine the price and terms, including, but not limited to, preferences and voting rights of those shares without stockholder approval. At December 27, 2008, there was no preferred stock outstanding.

Note 2 – Summary of Significant Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) often requires management to make judgments, estimates and assumptions that affect a number of amounts included in our financial statements and related disclosures. We evaluate our estimates on an on-going basis using our historical experience as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results may differ from these estimates.

Basis of Consolidation – We consolidate in our financial statements entities in which we have a controlling financial interest, as well as variable interest entities where we are the primary beneficiary. Minority interest in earnings and ownership has been recorded for the percentage of these entities not owned by PBG. We have eliminated all intercompany accounts and transactions in consolidation.

Fiscal Year – Our U.S. and Canadian operations report using a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Fiscal years 2008, 2007 and 2006 consisted of 52 weeks. Our remaining countries report on a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:

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

Advertising and Marketing Costs – We are involved in a variety of programs to promote our products. We include advertising and marketing costs in selling, delivery and administrative expenses. Advertising and marketing costs were $437 million, $424 million and $403 million in 2008, 2007 and 2006, respectively, before bottler incentives received from PepsiCo and other brand owners.

Bottler Incentives – PepsiCo and other brand owners, at their discretion, provide us with various forms of bottler incentives. These incentives cover a variety of initiatives, including direct marketplace support and advertising support. We classify bottler incentives as follows:

•	Direct marketplace support represents PepsiCo’s and other brand owners’ agreed-upon funding to assist us in offering sales and promotional discounts to retailers and is generally recorded as an adjustment to cost of sales. If the direct marketplace support is a reimbursement for a specific, incremental and identifiable program, the funding is recorded as an offset to the cost of the program either in net revenues or selling, delivery and administrative expenses.

•	Advertising support represents agreed-upon funding to assist us with the cost of media time and promotional materials and is generally recorded as an adjustment to cost of sales. Advertising support that represents reimbursement for a specific, incremental and identifiable media cost, is recorded as a reduction to advertising and marketing expenses within selling, delivery and administrative expenses.

PART II (continued)

Total bottler incentives recognized as adjustments to net revenues, cost of sales and selling, delivery and administrative expenses in our Consolidated Statements of Operations were as follows:

	Fiscal Year Ended
	2008	2007	2006
Net revenues	$93	$66	$67
Cost of sales	586	626	612
Selling, delivery and administrative expenses	57	67	70

Total bottler incentives	$736	$759	$749

Share-Based Compensation – The Company grants a combination of stock option awards and restricted stock units to our middle and senior management and our Board of Directors. See Note 4 for further discussion on our share-based compensation.

Shipping and Handling Costs – Our shipping and handling costs reported in the Consolidated Statements of Operations are recorded primarily within selling, delivery and administrative expenses. Such costs recorded within selling, delivery and administrative expenses totaled $1.7 billion in 2008, 2007 and 2006.

Foreign Currency Gains and Losses and Currency Translation – We translate the balance sheets of our foreign subsidiaries at the exchange rates in effect at the balance sheet date, while we translate the statements of operations at the average rates of exchange during the year. The resulting translation adjustments of our foreign subsidiaries are included in accumulated other comprehensive loss, net of minority interest on our Consolidated Balance Sheets. Transactional gains and losses arising from the impact of currency exchange rate fluctuations on transactions in foreign currency that is different from the local functional currency are included in other non-operating expenses (income), net in our Consolidated Statements of Operations.

Pension and Postretirement Medical Benefit Plans – We sponsor pension and other postretirement medical benefit plans in various forms in the U.S. and other similar plans in our international locations, covering employees who meet specified eligibility requirements.

On December 30, 2006, we adopted the funded status provision of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires that we recognize the overfunded or underfunded status of each of the pension and other postretirement plans. In addition, on December 30, 2007, we adopted the measurement date provisions of SFAS 158, which requires that our assumptions used to measure our annual pension and postretirement medical expenses be determined as of the year-end balance sheet date and all plan assets and liabilities be reported as of that date. For fiscal years ended 2007 and prior, the majority of the pension and other postretirement plans used a September 30 measurement date and all plan assets and obligations were generally reported as of that date. As part of measuring the plan assets and benefit obligations on December 30, 2007, we adjusted our opening balances of retained earnings and accumulated other comprehensive loss for the change in net periodic benefit cost and fair value, respectively, from the previously used September 30 measurement date. The adoption of the measurement date provisions resulted in a net decrease in the pension and other postretirement medical benefit plans liability of $9 million, a net decrease in retained earnings of $16 million, net of minority interest of $2 million and taxes of $9 million and a net decrease in accumulated other comprehensive loss of $19 million, net of minority interest of $2 million and taxes of $14 million. There was no impact on our results of operations.

The determination of pension and postretirement medical plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees earn while working, as well as the present value of those benefit obligations. Significant assumptions include discount rate; expected rate of return on plan assets; certain employee-related factors such as retirement age, mortality, and turnover; rate of salary increases for plans where benefits are based on earnings; and for retiree medical plans, health care cost trend rates. We evaluate these assumptions on an annual basis at each measurement date based upon historical experience of the plans and management’s best judgment regarding future expectations.

Differences between the assumed rate of return and actual return of plan assets are deferred in accumulated other comprehensive loss in equity and amortized to earnings utilizing the market-related value method. Under this method, differences between the assumed rate of return and actual rate of return from any one year will be recognized over a five year period in the market related value.

Other gains and losses resulting from changes in actuarial assumptions and from differences between assumed and actual experience are determined at each measurement date and deferred in accumulated other comprehensive loss in equity. To the extent the amount of all unrecognized gains and losses exceeds 10 percent of the larger of the benefit obligation or plan assets, such amount is amortized to earnings over the average remaining service period of active participants.

The cost or benefit from benefit plan changes is also deferred in accumulated other comprehensive loss in equity and amortized to earnings on a straight-line basis over the average remaining service period of the employees expected to receive benefits.

See Note 12 for further discussion on our pension and postretirement medical benefit plans.

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

As required under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which we adopted as of the beginning of fiscal year 2007, we recognize the impact of our tax positions in our financial statements if those positions will more likely than not be sustained on audit, based on the technical merit of the position.

Significant management judgment is required in evaluating our tax positions and in determining our effective tax rate.

See Note 13 for further discussion on our income taxes.

Earnings Per Share – We compute basic earnings per share by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other equity awards from stock compensation plans were exercised and converted into common stock that would then participate in net income.

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

Other Intangible Assets, net and Goodwill – Goodwill and other intangible assets with indefinite useful lives are not amortized; however, they are evaluated for impairment at least annually, or more frequently if facts and circumstances indicate that the assets may be impaired.

Intangible assets that are determined to have a finite life are amortized on a straight-line basis over the period in which we expect to receive economic benefit, which generally ranges from five to twenty years, and are evaluated for impairment only if facts and circumstances indicate that the carrying value of the asset may not be recoverable.

The determination of the expected life depends upon the use and the underlying characteristics of the intangible asset. In our evaluation of the expected life of these intangible assets, we consider the nature and terms of the underlying agreements; our intent and ability to use the specific asset; the age and market position of the products within the territories in which we are entitled to sell; the historical and projected growth of those products; and costs, if any, to renew the related agreement.

If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its fair value. Initial fair value is generally based on either appraised value or other valuation techniques.

See Note 6 for further discussion on our goodwill and other intangible assets.

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

Minority Interest – Minority interest is recorded for the entities that we consolidate but are not wholly owned by PBG. Minority interest recorded in our Consolidated Financial Statements is primarily comprised of PepsiCo’s share of Bottling LLC and PR Beverages. At December 27, 2008, PepsiCo owned 6.6 percent of Bottling LLC and 40 percent of PR Beverages venture.

Treasury Stock – We record the repurchase of shares of our common stock at cost and classify these shares as treasury stock within shareholders’ equity. Repurchased shares are included in our authorized and issued shares but not included in our shares outstanding. We record shares reissued using an average cost. At December 27, 2008, we had 175 million shares authorized under our share repurchase program. Since the inception of our share repurchase program in October 1999, we have repurchased approximately 146 million shares and have reissued approximately 47 million for stock option exercises.

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

PART II (continued)

Commitments and Contingencies – We are subject to various claims and contingencies related to lawsuits, environmental and other matters arising out of the normal course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.

New Accounting Standards

SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The Company adopted SFAS 157 as it applies to financial assets and liabilities in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements. For further information about the fair value measurements of our financial assets and liabilities, see Note 8.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 will become effective beginning with our first quarter of 2009 and will not have a material impact on our Consolidated Financial Statements.

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interest in business combinations. Certain costs, which were previously capitalized as a component of goodwill, such as acquisition closing costs, post acquisition restructuring charges and changes to tax liabilities and valuation allowances after the measurement period, will now be expensed. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective for new transactions closing in our 2009 fiscal year.

SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective beginning with our first quarter of 2009. We will be reporting minority interest as a component of equity in our Consolidated Balance Sheets and below income tax expense in our Consolidated Statement of Operations. As minority interest will be recorded below income tax expense, it will have an impact to our total effective tax rate, but our total taxes will not change. For comparability, we will be retrospectively applying the presentation of our prior year balances in our Consolidated Financial Statements.

SFAS No. 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning with our first quarter of 2009.

EITF Issue No. 07-1
In December 2007, the FASB ratified its Emerging Issues Task Force’s (“EITF”) Consensus for Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 will become effective beginning with our first quarter of 2009. We do not believe this standard will have a material impact on our Consolidated Financial Statements.

Note 3 –	Earnings per Share

The following table reconciles the shares outstanding and net earnings used in the computations of both basic and diluted earnings per share:

	Fiscal Year Ended
Shares in millions	2008	2007	2006
Net Income	$162	$532	$522
Weighted-average shares outstanding during period on which basic earnings per share is calculated	216	226	236
Effect of dilutive shares
Incremental shares under stock compensation plans	4	7	6

Weighted-average shares outstanding during period on which diluted earnings per share is calculated	220	233	242
Basic earnings per share	$0.75	$2.35	$2.22

Diluted earnings per share	$0.74	$2.29	$2.16

Basic earnings per share are calculated by dividing the net income by the weighted-average number of shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if stock options or other equity awards from our stock compensation plans were exercised and converted into common stock that would then participate in net income.

Diluted earnings per share for the fiscal years ended 2008 and 2006 exclude the dilutive effect of 11.6 million and 1.7 million stock options, respectively. These shares were excluded from the diluted earnings per share computation because for the years noted, the exercise price of the stock options was greater than the average market price of the Company’s common shares during the related periods and the effect of including the stock options in the computation would be anti-dilutive. For the fiscal year ended 2007, there were no stock options excluded from the diluted earnings per share calculation.

Note 4 –	Share-Based Compensation

Accounting for Share-Based Compensation – Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Among its provisions, SFAS 123(R) requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. The Company adopted SFAS 123(R) in using the modified prospective approach. Under this transition method, the measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS 123 pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, we amortize share-based compensation expense on a straight-line basis over the vesting term.

Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures, both at the date of grant as well as throughout the vesting period, based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123(R), the effect of forfeitures on the pro forma expense amounts was recognized based on estimated forfeitures.

Total share-based compensation expense recognized in the Consolidated Statements of Operations is as follows:

	Fiscal Year Ended
	2008	2007	2006
Total share-based compensation expense	$56	$62	$65
Income tax benefit	(16)	(17)	(18)
Minority interest	(3)	(5)	(4)

Net income impact	$37	$40	$43

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

Beginning in 2006, we grant a mix of stock options and restricted stock units to middle and senior management employees and Directors under our incentive plans.

Shares available for future issuance to employees and Directors under existing plans were 16.4 million at December 27, 2008.

The fair value of PBG stock options was estimated at the date of grant using the Black-Scholes-Merton option-valuation model. The table below outlines the weighted-average assumptions for options granted during years ended December 27, 2008, December 29, 2007 and December 30, 2006:

	2008	2007	2006
Risk-free interest rate	2.8%	4.5%	4.7%
Expected term (in years)	5.3	5.6	5.7
Expected volatility	24%	25%	27%
Expected dividend yield	2.0%	1.8%	1.5%

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

We receive a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price over the exercise price of the options. Additionally, we receive a tax deduction for restricted stock units equal to the fair market value of PBG’s stock at the date the restricted stock units are converted to PBG stock. SFAS 123(R) requires that benefits received from tax deductions resulting from the grant-date fair value of equity awards be reported as operating cash inflows in our Consolidated Statement of Cash Flows. Benefits from tax deductions in excess of the grant-date fair value from equity awards are treated as financing cash inflows in our Consolidated Statement of Cash Flows. For the year ended December 27, 2008, we recognized $7 million in tax benefits from equity awards in the Consolidated Statements of Cash Flows, of which $2 million was recorded in the financing section with the remaining being recorded in cash from operations.

As of December 27, 2008, there was approximately $75 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options – Stock options expire after 10 years and generally vest ratably over three years. Stock options granted to Directors are typically fully vested on the grant date.

PART II (continued)

The following table summarizes option activity during the year ended December 27, 2008:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual	Intrinsic
	(in millions)	per Share	Term (years)	Value
Outstanding at December 29, 2007	26.9	$25.27	5.9	$395
Granted	3.7	$33.69
Exercised	(1.9)	$21.70
Forfeited	(0.7)	$30.46

Outstanding at December 27, 2008	28.0	$26.50	5.5	$35

Vested or expected to vest at December 27, 2008	27.6	$26.42	5.4	$35

Exercisable at December 27, 2008	21.4	$24.81	4.5	$35

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $22.00 and $39.96 as of the last business day of the period ended December 27, 2008 and December 29, 2007, respectively.

For the years ended December 27, 2008, December 29, 2007 and December 30, 2006, the weighted-average grant-date fair value of stock options granted was $7.10, $8.19 and $8.75, respectively. The total intrinsic value of stock options exercised during the years ended December 27, 2008, December 29, 2007 and December 30, 2006 was $21 million, $100 million and $115 million, respectively.

Restricted Stock Units – Restricted stock units granted to employees generally vest over three years. In addition, restricted stock unit awards to certain senior executives contain vesting provisions that are contingent upon the achievement of pre-established performance targets. The initial restricted stock unit award to Directors remains restricted while the individual serves on the Board. The annual grants to Directors vest immediately, but receipt of the shares may be deferred. All restricted stock unit awards are settled in shares of PBG common stock.

The following table summarizes restricted stock unit activity during the year ended December 27, 2008:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Grant-Date	Contractual	Intrinsic
	(in thousands)	Fair Value	Term (years)	Value
Outstanding at December 29, 2007	2,379	$29.96	1.7	$95
Granted	1,319	$35.38
Converted	(163)	$30.63
Forfeited	(182)	$31.61

Outstanding at December 27, 2008	3,353	$31.97	1.3	$74

Vested or expected to vest at December 27, 2008	2,826	$32.25	1.4	$62

Convertible at December 27, 2008	190	$28.81	–	$4

For the years ended December 27, 2008, December 29, 2007 and December 30, 2006, the weighted-average grant-date fair value of restricted stock units granted was $35.38, $31.02 and $29.55, respectively. The total intrinsic value of restricted stock units converted during the years ended December 27, 2008, December 29, 2007 and December 30, 2006 was approximately $4 million, $575 thousand and $248 thousand, respectively.

Note 5 –	Balance Sheet Details

	2008	2007
Accounts Receivable, net
Trade accounts receivable	$1,208	$1,319
Allowance for doubtful accounts	(71)	(54)
Accounts receivable from PepsiCo	154	188
Other receivables	80	67

	$1,371	$1,520

Inventories
Raw materials and supplies	$185	$195
Finished goods	343	382

	$528	$577

Prepaid Expenses and Other Current Assets
Prepaid expenses	$244	$290
Other current assets	32	52

	$276	$342

Property, Plant and Equipment, net
Land	$300	$320
Buildings and improvements	1,542	1,484
Manufacturing and distribution equipment	3,999	4,091
Marketing equipment	2,246	2,389
Capital leases	23	36
Other	154	164

	8,264	8,484
Accumulated depreciation	(4,382)	(4,404)

	$3,882	$4,080

Capital leases primarily represent manufacturing and distribution equipment and other equipment.

We calculate depreciation on a straight-line basis over the estimated lives of the assets as follows:

Buildings and improvements	20–33 years
Manufacturing and distribution equipment	2–15 years
Marketing equipment	2–7 years

Industrial Revenue Bonds – Pursuant to the terms of an industrial revenue bond, we transferred title of certain fixed assets with a net book value of $72 million to a state governmental authority in the U.S. to receive a property tax abatement. The title to these assets will revert back to PBG upon retirement or cancellation of the bond. These fixed assets are still recognized in the Company’s Consolidated Balance Sheet as all risks and rewards remain with the Company.

	2008	2007
Accounts Payable and Other Current Liabilities
Accounts payable	$444	$615
Accounts payable to PepsiCo	217	255
Trade incentives	189	235
Accrued compensation and benefits	240	276
Other accrued taxes	128	140
Accrued interest	85	70
Other current liabilities	372	377

	$1,675	$1,968

Note 6 – Other Intangible Assets, net and Goodwill

The components of other intangible assets are as follows:

	2008	2007
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$45	$54
Franchise and distribution rights	41	46
Other identified intangibles	34	30

	120	130

Accumulated amortization:
Customer relationships and lists	(15)	(15)
Franchise and distribution rights	(31)	(31)
Other identified intangibles	(21)	(17)

	(67)	(63)

Intangibles subject to amortization, net	53	67

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,244	3,235
Licensing rights	315	315
Distribution rights	49	294
Brands	39	213
Other identified intangibles	51	57

Intangibles not subject to amortization	3,698	4,114

Total other intangible assets, net	$3,751	$4,181

During the first quarter of 2008, we acquired Pepsi-Cola Batavia Bottling Corp. This Pepsi-Cola franchise bottler serves certain New York counties in whole or in part. As a result of the acquisition, we recorded approximately $19 million of non-amortizable franchise rights and $4 million of non-compete agreements.

During the first quarter of 2008, we acquired distribution rights for SoBe brands in portions of Arizona and Texas and recorded approximately $6 million of non-amortizable distribution rights.

During the fourth quarter of 2008, we acquired Lane Affiliated Companies, Inc. (“Lane”). This Pepsi-Cola franchise bottler serves portions of Colorado,

PART II (continued)

Arizona and New Mexico. As a result of the acquisition, we recorded approximately $176 million of non-amortizable franchise rights.

During the first quarter of 2007, we acquired from Nor-Cal Beverage Company, Inc., franchise and bottling rights for select Cadbury Schweppes brands in the Northern California region. As a result of the acquisition, we recorded approximately $50 million of non-amortizable franchise rights.

As a result of the formation of the PR Beverages venture in the second quarter of 2007, we recorded licensing rights valued at $315 million, representing the fair value of the exclusive license and related rights granted by PepsiCo to PR Beverages to manufacture and sell the concentrate for PepsiCo beverage products sold in Russia. The licensing rights have an indefinite useful life and are not subject to amortization. For further discussion on the PR Beverages venture see Note 15.

Intangible Asset Amortization – Intangible asset amortization expense was $9 million, $10 million and $12 million in 2008, 2007 and 2006, respectively. Amortization expense for each of the next five years is estimated to be approximately $7 million or less.

Goodwill – The changes in the carrying value of goodwill by reportable segment for the years ended December 29, 2007 and December 27, 2008 are as follows:

	U.S. & Canada	Europe	Mexico	Total
Balance at December 30, 2006	$1,229	$16	$245	$1,490
Purchase price allocations	1	–	(16)	(15)
Impact of foreign currency translation and other	60	1	(3)	58

Balance at December 29, 2007	1,290	17	226	1,533
Purchase price allocations	20	13	(6)	27
Impact of foreign currency translation and other	(75)	(4)	(47)	(126)

Balance at December 27, 2008	$1,235	$26	$173	$1,434

During 2008, the purchase price allocations in the U.S. & Canada segment primarily relate to goodwill allocations resulting from the Lane acquisition discussed above. In the Europe segment, the purchase price allocations primarily relate to Russia’s purchase of Sobol-Aqua JSC (“Sobol”) in the second quarter of 2008. Sobol manufactures its brands and co-packs various Pepsi products in Siberia and Eastern Russia.

During 2008 and 2007, the purchase price allocations in the Mexico segment primarily relate to goodwill allocations resulting from changes in taxes associated with prior year acquisitions.

Annual Impairment Testing – The Company completes its impairment testing of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” annually, or more frequently as indicators warrant. Goodwill and intangible assets with indefinite lives are not amortized; however, they are evaluated for impairment at least annually or more frequently if facts and circumstances indicate that the assets may be impaired. In previous years the Company completed this test in the fourth quarter using a measurement date of third quarter-end. During the second quarter ended June 14, 2008, the Company changed its impairment testing of goodwill to the third quarter, using a measurement date at the beginning of the third quarter. With the exception of Mexico’s intangible assets, the Company has also changed its impairment testing of intangible assets with indefinite useful lives to the third quarter, using a measurement date at the beginning of the third quarter. Impairment testing of Mexico’s intangible assets with indefinite useful lives was completed in the fourth quarter to coincide with the completion of the strategic review of the business.

As a result of this testing, the Company recorded a $412 million non-cash impairment charge ($277 million net of tax and minority interest). The impairment charge relates primarily to distribution rights and brands for Electropura water business in Mexico. The impairment charge relating to these intangible assets was determined based upon the findings of an extensive strategic review and the finalization of certain restructuring plans for our Mexican business. In light of weakening macroeconomic conditions and our outlook for the business in Mexico, we lowered our expectations of the future performance, which reduced the value of these intangible assets and triggered an impairment charge. The fair value of our franchise rights and distribution rights was estimated using a multi-period excess earnings method that is based upon estimated discounted future cash flows. The fair value of our brands was estimated using a multi-period royalty savings method, which reflects the savings realized by owning the brand and, therefore, not having to pay a royalty fee to a third party.

Note 7 – Investment in Noncontrolled Affiliate

During the second half of 2008, together with PepsiCo, we completed a joint acquisition of JSC Lebedyansky (“Lebedyansky”) for approximately $1.8 billion. The acquisition does not include the company’s baby food and mineral water businesses, which were spun off to shareholders in a separate transaction prior to our acquisition. Lebedyansky was acquired 58.3 percent by PepsiCo and 41.7 percent by PR Beverages, our Russian venture with PepsiCo. We and PepsiCo have an ownership interest in PR Beverages of 60 percent and 40 percent, respectively. As a result, PepsiCo and we have acquired a 75 percent and 25 percent economic stake in Lebedyansky, respectively.

We have recorded an equity investment for PR Beverages’ share in Lebedyansky. In addition, we have recorded a minority interest contribution for PepsiCo’s proportional contribution to PR Beverages relating to Lebedyansky.

Note 8 – Fair Value Measurements

We adopted SFAS 157 at the beginning of fiscal 2008 for all financial instruments valued on a recurring basis, at least annually. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the hierarchy are defined as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability.

If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The following table summarizes the financial assets and liabilities we measure at fair value on a recurring basis as of December 27, 2008:

Level 2
Financial Assets:
Foreign currency forward contracts(1)	$13
Prepaid forward contracts(2)	13
Interest rate swaps(3)	8

$34

Financial Liabilities:
Commodity contracts(1)	$57
Foreign currency contracts(1)	6
Interest rate swaps(3)	1

$64

(1)	Based primarily on the forward rates of the specific indices upon which the contract settlement is based.

(2)	Based primarily on the value of our stock price.

(3)	Based primarily on the London Inter-Bank Offer Rate (“LIBOR”) index.

Note 9 – Short-Term Borrowings and Long-Term Debt

	2008	2007
Short-term borrowings
Current maturities of long-term debt	$1,305	$7
Other short-term borrowings	103	240

	$1,408	$247

Long-term debt
5.63% (5.2% effective rate)(2)(3) senior notes due 2009	$1,300	$1,300
4.63% (4.6% effective rate)(3) senior notes due 2012	1,000	1,000
5.00% (5.2% effective rate) senior notes due 2013	400	400
6.95% (7.4% effective rate)(4) senior notes due 2014	1,300	–
4.13% (4.4% effective rate) senior notes due 2015	250	250
5.50% (5.3% effective rate)(2) senior notes due 2016	800	800
7.00% (7.1% effective rate) senior notes due 2029	1,000	1,000
Capital lease obligations (Note 10)	8	9
Other (average rate 14.43%)	37	29

	6,095	4,788
SFAS 133 adjustment(1)	6	–
Unamortized discount, net	(12)	(11)
Current maturities of long-term debt	(1,305)	(7)

	$4,784	$4,770

(1)	In accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the portion of our fixed-rate debt obligations that is hedged is reflected in our Consolidated Balance Sheets as an amount equal to the sum of the debt’s carrying value plus a SFAS 133 fair value adjustment, representing changes recorded in the fair value of the hedged debt obligations attributable to movements in market interest rates.

(2)	Effective interest rates include the impact of the gain/loss realized on swap instruments and represent the rates that were achieved in 2008.

(3)	These notes are guaranteed by PepsiCo.

(4)	Effective interest rate excludes the impact of the loss realized on Treasury Rate Locks in 2008.

Aggregate Maturities — Long-Term Debt – Aggregate maturities of long-term debt as of December 27, 2008 are as follows: 2009: $1,301 million, 2010: $29 million, 2011: $7 million, 2012: $1,000 million, 2013: $400 million, 2014 and thereafter: $3,350 million. The maturities of long-term debt do not include the capital lease obligations, the non-cash impact of the SFAS 133 adjustment and the interest effect of the unamortized discount.

On October 24, 2008, we issued $1.3 billion of 6.95 percent senior notes due 2014 (the “Notes”). The Notes were guaranteed by PepsiCo on February 17, 2009. A portion of this debt was used to repay our senior notes due in 2009 at their maturity on February 17, 2009. In the interim, these proceeds were placed in short-term investments. In addition, we used a portion of the proceeds to finance the Lane acquisition and repay short-term commercial paper debt, a portion of which was used to finance our acquisition of Lebedyansky.

2008 Short-Term Debt Activities – We have a committed credit facility of $1.1 billion and an uncommitted credit facility of $500 million. Both of these credit facilities are guaranteed by Bottling LLC and are used to

PART II (continued)

support our $1.2 billion commercial paper program and working capital requirements.

At December 27, 2008, we had no outstanding commercial paper. At December 29, 2007, we had $50 million in outstanding commercial paper with a weighted-average interest rate of 5.3 percent.

In addition to the credit facilities discussed above, we had available bank credit lines of approximately $772 million at year-end 2008, of which the majority was uncommitted. These lines were primarily used to support the general operating needs of our international locations. As of year-end 2008, we had $103 million outstanding under these lines of credit at a weighted-average interest rate of 10.0 percent. As of year-end 2007, we had available short-term bank credit lines of approximately $748 million with $190 million outstanding at a weighted-average interest rate of 5.3 percent.

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

As of December 27, 2008 we were in compliance with all debt covenants.

Interest Payments and Expense – Amounts paid to third parties for interest, net of settlements from our interest rate swaps, were $293 million, $305 million and $289 million in 2008, 2007 and 2006, respectively. Total interest expense incurred during 2008, 2007 and 2006 was $316 million, $305 million and $298 million, respectively.

Letters of Credit, Bank Guarantees and Surety Bonds – At December 27, 2008, we had outstanding letters of credit, bank guarantees and surety bonds valued at $294 million from financial institutions primarily to provide collateral for estimated self-insurance claims and other insurance requirements.

Note 10 – Leases

We have non-cancelable commitments under both capital and long-term operating leases, principally for real estate and office equipment. Certain of our operating leases for real estate contain escalation clauses, holiday rent allowances and other rent incentives. We recognize rent expense on our operating leases, including these allowances and incentives, on a straight-line basis over the lease term. Capital and operating lease commitments expire at various dates through 2072. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.

The cost of real estate and office equipment under capital leases is included in the Consolidated Balance Sheets as property, plant and equipment. Amortization of assets under capital leases is included in depreciation expense.

Capital lease additions totaled $4 million, $7 million and $33 million for 2008, 2007 and 2006, respectively. Included in the 2006 additions was a $25 million capital lease agreement with PepsiCo to lease vending equipment. In 2007, we repaid this lease obligation with PepsiCo.

The future minimum lease payments by year and in the aggregate, under capital leases and non-cancelable operating leases consisted of the following at December 27, 2008:

	Leases
	Capital	Operating
2009	$4	$58
2010	2	43
2011	1	26
2012	–	20
2013	–	14
Thereafter	2	118

	$9	$279

Less: amount representing interest	1

Present value of net minimum lease payments	8
Less: current portion of net minimum lease payments	3

Long-term portion of net minimum lease payments	$5

Components of Net Rental Expense Under Operating Leases:

	2008	2007	2006
Minimum rentals	$120	$114	$99
Sublease rental income	(1)	(2)	(3)

Net rental expense	$119	$112	$96

Note 11 – Financial Instruments and Risk Management

We are subject to the risk of loss arising from adverse changes in commodity prices, foreign currency exchange rates, interest rates, and our stock price. In the normal course of business, we manage these risks through a variety of strategies, including the use of derivatives. Certain of these derivatives are designated as either cash flow or fair value hedges.

Cash Flow Hedges – We are subject to market risk with respect to the cost of commodities because our ability to recover increased costs through higher pricing may be limited by the competitive business environment in which we operate. We use future and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of raw materials and energy used in our operations. These contracts generally range from one to 24 months in duration and qualify for cash flow hedge accounting treatment. At December 27, 2008 the fair value of our commodity contracts was a $57 million net loss, of which $48 million and $9 million was recorded in other current liabilities and other liabilities, respectively, in our Consolidated Balance Sheets. In 2008, $48 million of a net loss was recognized in accumulated other comprehensive loss (“AOCL”). Additionally, in 2008, $14 million of a net gain was reclassified into earnings in selling, delivery and administrative expenses for our commodity contracts.

We are subject to foreign currency transactional risks in certain of our international territories for transactions that are denominated in currencies that are different from their functional currency. We enter into forward exchange contracts to hedge portions of our forecasted U.S. dollar purchases in our foreign businesses. These contracts generally range from one to 12 months in duration and qualify for cash flow hedge accounting treatment. At December 27, 2008, the fair value of our foreign exchange contracts was a $4 million gain recorded in other current assets in our Consolidated Balance Sheets. In 2008, $11 million of a gain was recognized in AOCL and $2 million of a loss was reclassified into earnings in cost of goods sold for our foreign exchange contracts.

For these cash flow hedges, the effective portion of the change in the fair value of a derivative instrument is deferred in AOCL until the underlying hedged item is recognized in earnings. The ineffective portion of a fair value change on a qualifying cash flow hedge is recognized in earnings immediately and is recorded consistent with the expense classification of the underlying hedged item.

We have also entered into treasury rate lock agreements to hedge against adverse interest rate changes on certain debt financing arrangements, which qualify for cash flow hedge accounting. Gains and losses that are considered effective are deferred in AOCL and amortized to interest expense over the duration of the debt term. In 2008, we recognized a $20 million loss in AOCL for treasury rate locks that settled in the fourth quarter. Additionally, in 2008, we reclassified from AOCL $7 million of a loss to interest expense from our treasury rate locks that previously settled.

The following summarizes activity in AOCL related to derivatives designated as cash flow hedges held by the Company during the applicable periods:

	Before			Net of
	Minority			Minority
	Interest	Minority		Interest
	and Taxes	Interest	Taxes	and Taxes
Accumulated net gains as of December 31, 2005	$5	$–	$(2)	$3
Net changes in the fair value of cash flow hedges	14	(1)	(5)	8
Net gains reclassified from AOCL into earnings	(1)	–	1	–

Accumulated net gains as of December 30, 2006	18	(1)	(6)	11
Net changes in the fair value of cash flow hedges	(4)	–	–	(4)
Net losses reclassified from AOCL into earnings	4	–	(1)	3

Accumulated net gains as of December 29, 2007	18	(1)	(7)	10
Net changes in the fair value of cash flow hedges	(57)	4	23	(30)
Net gains reclassified from AOCL into earnings	(4)	–	1	(3)

Accumulated net losses as of December 27, 2008	$(43)	$3	$17	$(23)

Assuming no change in the commodity prices and foreign currency rates as measured on December 27, 2008, $47 million of unrealized losses will be recognized in earnings over the next 24 months. During 2008 we recognized $8 million of ineffectiveness for the treasury locks that were settled in the fourth quarter. The ineffective portion of the change in fair value of our other contracts was not material to our results of operations in 2008, 2007 or 2006.

Fair Value Hedges – We finance a portion of our operations through fixed-rate debt instruments. We effectively converted $1.1 billion of our senior notes to floating-rate debt through the use of interest rate swaps with the objective of reducing our overall borrowing costs. These interest rate swaps meet the criteria for fair value hedge accounting and are 100 percent effective in eliminating the market rate risk inherent in our long-term debt. Accordingly, any gain or loss associated with these swaps is fully offset by the opposite market impact on the related debt. During 2008, the fair value of the interest rate swaps increased to a net asset of $6.1 million at December 27, 2008 from a liability of $0.3 million at December 29, 2007. The fair value of our swaps was recorded in other assets and other liabilities in our Consolidated Balance Sheets.

Foreign Currency Hedges – We entered into forward exchange contracts to economically hedge a portion of our intercompany receivable balances that are denominated in Mexican pesos. At December 27, 2008, the fair value of these contracts was $9 million and was classified in other current assets in our Consolidated Balance Sheet. The earnings impact from these instruments is classified in other non-operating expenses (income), net in the Consolidated Statements of Operations.

Unfunded Deferred Compensation Liability – Our unfunded deferred compensation liability is subject to changes in our stock price as well as

PART II (continued)

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

We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on our stock price. At December 27, 2008, we had a prepaid forward contract for 585,000 shares at a price of $22.00, which was accounted for as an economic hedge. This contract requires cash settlement and has a fair value at December 27, 2008, of $13 million recorded in prepaid expenses and other current assets in our Consolidated Balance Sheet. The fair value of this contract changes based on the change in our stock price compared with the contract exercise price. We recognized an expense of $10 million and income of $5 million in 2008 and 2007, respectively, resulting from the change in fair value of these prepaid forward contracts. The earnings impact from these instruments is recorded in selling, delivery and administrative expenses.

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

Long-term debt, which includes the current maturities of long-term debt, at December 27, 2008, had a carrying value and fair value of $6.1 billion and $6.4 billion, respectively, and at December 29, 2007, had a carrying value and fair value of $4.8 billion and $4.9 billion, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

Note 12 – Pension and Postretirement Medical Benefit Plans

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

Defined Benefit Pension Plans – In the U.S. we participate in non-contributory defined benefit pension plans for certain full-time salaried and hourly employees. Benefits are generally based on years of service and compensation, or stated amounts for each year of service. Effective January 1, 2007, newly hired salaried and non-union hourly employees are not eligible to participate in these plans. Additionally, effective April 1, 2009, we will no longer continue to accrue benefits for certain of our salaried and non-union employees that do not meet age and service requirements.

Postretirement Medical Plans – Our postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements. The plans are not funded and since 1993 have included retiree cost sharing.

Defined Contribution Benefits – Nearly all of our U.S. employees are eligible to participate in our defined contribution plans, which are voluntary defined contribution savings plans. We make matching contributions to the defined contribution savings plans on behalf of participants eligible to receive such contributions. Additionally, employees not eligible to participate in the defined benefit pension plans and employees whose benefits will be discontinued will receive additional Company retirement contributions under the defined contribution plans. Defined contribution expense was $29 million, $27 million and $22 million in 2008, 2007 and 2006, respectively.

Components of Net Pension Expense and Other Amounts Recognized in Other Comprehensive Loss/(Income)

	Pension
	2008	2007	2006
Net pension expense
Service cost	$51	$55	$53
Interest cost	100	90	82
Expected return on plan assets – (income)	(116)	(102)	(94)
Amortization of net loss	15	38	38
Amortization of prior service amendments	7	7	9
Curtailment charge	20	–	–
Special termination benefits	7	4	–

Net pension expense for the defined benefit plans	84	92	88

Other comprehensive loss (income)
Prior service cost arising during the year	14	8	N/A
Net loss (gain) arising during the year	619	(114)	N/A
Amortization of net loss	(15)	(38)	N/A
Amortization of prior service amendments(1)	(27)	(7)	N/A

Total recognized in other comprehensive loss (income)(2)	591	(151)	N/A

Total recognized in net pension expense and other comprehensive loss (income)	$675	$(59)	$88

(1)	2008 includes curtailment charge of $20 million.

(2)	Prior to taxes and minority interest.

Components of Postretirement Medical Expense and Other Amounts Recognized in Other Comprehensive Loss/(Income)

	Postretirement
	2008	2007	2006
Net postretirement expense
Service cost	$5	$5	$4
Interest cost	21	20	20
Amortization of net loss	3	4	7
Special termination benefits	1	–	–

Net postretirement expense	30	29	31

Other comprehensive loss (income)
Net (gain) arising during the year	(30)	(4)	N/A
Amortization of net loss	(3)	(4)	N/A

Total recognized in other comprehensive loss (income)(1)	(33)	(8)	N/A

Total recognized in net postretirement expense and other comprehensive loss (income)	$(3)	$21	$31

(1)	Prior to taxes and minority interest.

Changes in Benefit Obligations

	Pension		Postretirement
	2008	2007	2008	2007

Obligation at beginning of year	$1,585	$1,539	$353	$354
SFAS 158 adoption	(53)	–	(5)	–
Service cost	51	55	5	5
Interest cost	100	90	21	20
Plan amendments	14	8	–	–
Plan curtailment	(50)	–	–	–
Actuarial (gain) loss	141	(53)	(30)	(4)
Benefit payments	(69)	(57)	(19)	(23)
Special termination benefits	7	4	1	–
Adjustment for Medicare subsidy	–	–	1	1
Transfers	(2)	(1)	–	–

Obligation at end of year	$1,724	$1,585	$327	$353

Changes in the Fair Value of Plan Assets

	Pension		Postretirement
	2008	2007	2008	2007
Fair value of plan assets at beginning of year	$1,455	$1,289	$–	$–
SFAS 158 adoption	(17)	–	–	–
Actual return on plan assets	(412)	163	–	–
Transfers	(2)	(1)	–	–
Employer contributions	90	61	18	22
Adjustment for Medicare subsidy	–	–	1	1
Benefit payments	(69)	(57)	(19)	(23)

Fair value of plan assets at end of year	$1,045	$1,455	$–	$–

Amounts Included in AOCL(1)

	Pension		Postretirement
	2008	2007	2008	2007

Prior service cost	$38	$48	$3	$3
Net loss	879	308	49	90

Total	$917	$356	$52	$93

(1)	Prior to taxes and minority interest

Estimated Gross Amounts in AOCL to be Amortized in 2009

	Pension	Postretirement

Prior service cost	$6	$–
Net loss	$35	$1

The accumulated benefit obligations for all U.S. pension plans were $1,636 million and $1,458 million at December 27, 2008 and December 29, 2007, respectively.

Selected Information for Plans with Liabilities in Excess of Plan Assets

	Pension		Postretirement
	2008	2007(1)	2008	2007(1)

Projected benefit obligation	$1,724	$777	$327	$353
Accumulated benefit obligation	$1,636	$649	$327	$353
Fair value of plan assets	$1,045	$598	$–	$–

(1)	2007 balances were measured on September 30, 2007. Fair value of plan assets for 2007 includes fourth quarter employer contributions.

Reconciliation of Funded Status

	Pension		Postretirement
	2008	2007	2008	2007

Funded status at measurement date	$(679)	$(130)	$(327)	$(353)
Fourth quarter employer contributions/payments	N/A	23	N/A	4

Funded status at end of year	$(679)	$(107)	$(327)	$(349)

Amounts recognized
Other assets	$–	$69	$–	$–
Accounts payable and other current liabilities	(10)	(5)	(24)	(26)
Other liabilities	(669)	(171)	(303)	(323)

Total net liabilities	(679)	(107)	(327)	(349)
Accumulated other comprehensive loss(1)	917	356	52	93

Net amount recognized	$238	$249	$(275)	$(256)

(1)	Prior to taxes and minority interest

PART II (continued)

Weighted Average Assumptions

	Pension			Postretirement
	2008	2007	2006	2008	2007	2006
Expense discount rate	6.70%	6.00%	5.80%	6.35%	5.80%	5.55%
Liability discount rate	6.20%	6.35%	6.00%	6.50%	6.20%	5.80%
Expected rate of return on plan assets(1)	8.50%	8.50%	8.50%	N/A	N/A	N/A
Expense rate of compensation increase	3.56%	3.55%	3.53%	3.56%	3.55%	3.53%
Liability rate of compensation increase	3.53%	3.56%	3.55%	3.53%	3.56%	3.55%

(1)	Expected rate of return on plan assets is presented after administration expenses.

The expected rate of return on plan assets for a given fiscal year is based upon actual historical returns and the long-term outlook on asset classes in the pension plans’ investment portfolio.

Funding and Plan Assets

	Allocation Percentage
	Target	Actual	Actual
Asset Category	2009	2008	2007
Equity securities	65%	60%	75%
Debt securities	35%	40%	25%

The table above shows the target allocation for 2009 and the actual allocation as of December 27, 2008 and December 29, 2007. Target allocations of PBG sponsored pension plans’ assets reflect the long-term nature of our pension liabilities. The target allocation for 2009 has been changed in the first quarter of 2009 from 75 percent equity and 25 percent fixed income to 65 percent equity and 35 percent fixed income. None of the current assets are invested directly in equity or debt instruments issued by PBG, PepsiCo or any bottling affiliates of PepsiCo, although it is possible that insignificant indirect investments exist through our broad market indices. PBG sponsored pension plans’ equity investments are currently diversified across all areas of the equity market (i.e., large, mid and small capitalization stocks as well as international equities). PBG sponsored pension plans’ fixed income investments are also currently diversified and consist of both corporate and U.S. government bonds. The pension plans currently do not invest directly in any derivative investments. The pension plans’ assets are held in a pension trust account at our trustee’s bank.

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

Health Care Cost Trend Rates – We have assumed an average increase of 8.75 percent in 2009 in the cost of postretirement medical benefits for employees who retired before cost sharing was introduced. This average increase is then projected to decline gradually to five percent in 2015 and thereafter.

Assumed health care cost trend rates have an impact on the amounts reported for postretirement medical plans. A one-percentage point change in assumed health care costs would have the following impact:

	1% Increase	1% Decrease
Effect on total fiscal year 2008 service and interest cost components	$–	$–
Effect on total fiscal year 2008 postretirement benefit obligation	$6	$(5)

Pension and Postretirement Cash Flow – We do not fund our pension plan and postretirement medical plans when our contributions would not be tax deductible or when benefits would be taxable to the employee before receipt. Of the total U.S. pension liabilities at December 27, 2008, $72 million relates to pension plans not funded due to these unfavorable tax consequences.

Employer Contributions	Pension	Postretirement
2007	$74	$21
2008	$90	$18
2009 (expected)	$160	$25

Expected Benefits – The expected benefit payments to be made from PBG sponsored pension and postretirement medical plans (with and without the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003) to our participants over the next ten years are as follows:

	Pension	Postretirement

		Including	Excluding
		Medicare	Medicare
Expected Benefit Payments		Subsidy	Subsidy
2009	$80	$25	$26
2010	$73	$25	$26
2011	$80	$26	$27
2012	$88	$27	$28
2013	$96	$27	$28
2014 to 2018	$627	$141	$146

Note 13 – Income Taxes

The details of our income tax provision are set forth below:

	2008	2007	2006
Current:
Federal	$93	$168	$154
Foreign	46	25	36
State	20	26	30

	159	219	220

Deferred:
Federal	56	(41)	(26)
Foreign	(96)	5	(35)
State	(7)	(6)	–

	(47)	(42)	(61)

	$112	$177	$159

In 2008, our tax provision includes the following significant items:

•	Tax impact from impairment charge – During 2008, we recorded a deferred tax benefit of $115 million associated with impairment charges primarily related to our business in Mexico.

•	Tax impact from restructuring – We incurred restructuring charges in the fourth quarter of 2008 which resulted in a tax benefit of $21 million.

In 2007, our tax provision included higher taxes on higher international earnings, as well as the following significant items:

•	Valuation allowances – During 2007, we reversed deferred tax asset valuation allowances resulting in an $11 million tax benefit. These reversals were due to improved profitability trends in Russia.

•	Tax audit settlement – The statute of limitations for the IRS audit of our 2001-2002 tax returns closed on June 30, 2007, and we released approximately $46 million in reserves for uncertain tax benefits relating to such audit.

•	Tax rate changes – During 2007, changes to the income tax laws in Canada, Mexico and certain state jurisdictions in the U.S. were enacted. These law changes required us to re-measure our net deferred tax liabilities which resulted in a net decrease to our income tax expense of approximately $13 million before the impact of minority interest.

In 2006, our tax provision included increased taxes on U.S. earnings and additional contingencies related to certain historic tax positions, as well as the following significant items:

•	Valuation allowances – During 2006, we reversed deferred tax asset valuation allowances resulting in a $34 million tax benefit. These reversals were due to improved profitability trends and certain restructurings in Spain, Russia and Turkey.

•	Tax audit settlement – The statute of limitations for the IRS audit of our 1999-2000 tax returns closed on December 30, 2006, and we released approximately $55 million in tax contingency reserves relating to such audit.

•	Tax rate changes – During 2006, changes to the income tax laws in Canada, Turkey and certain jurisdictions within the U.S. were enacted. These law changes required us to re-measure our net deferred tax liabilities using lower tax rates which decreased our income tax expense by approximately $11 million before the impact of minority interest.

Our U.S. and foreign income before income taxes is set forth below:

	2008	2007	2006
U.S.	$428	$474	$485
Foreign	(154)	235	196

	$274	$709	$681

Below is the reconciliation of our income tax rate from the U.S. federal statutory rate to our effective tax rate:

	2008	2007	2006
Income taxes computed at the U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	(0.5)	2.2	4.2
Impact of foreign results	(17.7)	(4.5)	(1.8)
Change in valuation allowances, net	4.2	(3.5)	(7.5)
Nondeductible expenses	11.9	2.6	1.9
Other, net	(3.5)	1.5	1.3
Impairment charges	10.5	–	–
Release of tax reserves from audit settlements	–	(6.5)	(8.0)
Tax rate change charge (benefit)	0.8	(1.8)	(1.7)

Total effective income tax rate	40.7%	25.0%	23.4%

PART II (continued)

The 2008 percentages above are impacted by the pre-tax impact of impairment and restructuring charges.

The details of our 2008 and 2007 deferred tax liabilities (assets) are set forth below:

	2008	2007
Intangible assets and property, plant and equipment	$1,464	$1,585
Investments	305	178
Other	26	41

Gross deferred tax liabilities	1,795	1,804

Net operating loss carryforwards	(445)	(366)
Employee benefit obligations	(441)	(248)
Various liabilities and other	(279)	(229)

Gross deferred tax assets	(1,165)	(843)
Deferred tax asset valuation allowance	227	244

Net deferred tax assets	(938)	(599)

Net deferred tax liability	$857	$1,205

Classification within the Consolidated Balance Sheets
Prepaid expenses and other current assets	$(86)	$(129)
Other assets	(26)	(24)
Accounts payable and other current liabilities	3	2
Deferred income taxes	966	1,356

Net amount recognized	$857	$1,205

We have net operating loss carryforwards (“NOLs”) totaling $1,681 million at December 27, 2008, which resulted in deferred tax assets of $445 million and which may be available to reduce future taxes in the U.S., Spain, Greece, Turkey, Russia and Mexico. Of these NOLs, $12 million expire in 2009, $657 million expire at various times between 2010 and 2028, and $1,012 million have an indefinite life. At December 27, 2008, we have tax credit carryforwards in the U.S. of $4 million with an indefinite carryforward period and in Mexico of $34 million, which expire at various times between 2009 and 2017.

We establish valuation allowances on our deferred tax assets, including NOLs and tax credits, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Our valuation allowances, which reduce our deferred tax assets to an amount that will more likely than not be realized, were $227 million at December 27, 2008. Our valuation allowance decreased $17 million in 2008, and increased $49 million in 2007.

Deferred taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are expected to be permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary difference totaled approximately $1,048 million at December 27, 2008 and $1,113 million at December 29, 2007, respectively. Determination of the amount of unrecognized deferred income taxes related to this temporary difference is not practicable.

Income taxes receivable from taxing authorities were $25 million and $19 million at December 27, 2008 and December 29, 2007, respectively. Such amounts are recorded within prepaid expenses and other current assets in our Consolidated Balance Sheets. Income taxes payable to taxing authorities were $20 million and $36 million at December 27, 2008 and December 29, 2007, respectively. Such amounts are recorded within accounts payable and other current liabilities in our Consolidated Balance Sheets.

Income taxes receivable from PepsiCo were $1 million and $7 million at December 27, 2008 and December 29, 2007, respectively. Such amounts are recorded within accounts receivable in our Consolidated Balance Sheets. Amounts paid to taxing authorities and PepsiCo for income taxes were $142 million, $195 million and $203 million in 2008, 2007 and 2006, respectively.

We file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. Our tax filings are subject to review by various tax authorities who may disagree with our positions.

A number of years may elapse before an uncertain tax position, for which we have established tax reserves, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of the resolution of an audit, we believe that our reserves for uncertain tax benefits reflect the outcome of tax positions that is more-likely than not to occur. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances. The resolution of a matter could be recognized as an adjustment to our provision for income taxes and our deferred taxes in the period of resolution, and may also require a use of cash.

Our major taxing jurisdictions include the U.S., Mexico, Canada and Russia. The following table summarizes the years that remain subject to examination and the years currently under audit by major tax jurisdictions:

Years Subject to
Jurisdiction	Examination	Years Under Audit
U.S. Federal	2003-2007	2003-2005
Mexico	2002-2007	2002-2003
Canada	2006-2007	2006
Russia	2005-2007	2005-2007

We also have a tax separation agreement with PepsiCo, which among other provisions, specifies that PepsiCo maintain full control and absolute discretion for any combined or consolidated tax filings for tax periods ended on or before our initial public offering that occurred in March 1999. In accordance with the tax separation agreement, we will bear our allocable share of any cost or benefit resulting from the settlement of tax matters affecting us for these tax periods. The IRS has issued a Revenue Agent’s Report (“RAR”) related to PBG and PepsiCo’s joint tax returns for 1998 through March 1999. We have agreed with the IRS conclusion, except for one matter which continues to be in dispute.

We currently have on-going income tax audits in our major tax jurisdictions, where issues such as deductibility of certain expenses have been raised. In Canada, income tax audits have been completed for all tax years through 2005. We are in agreement with the audit results except for one matter which we continue to dispute for our 1999 through 2005 tax years. In January, 2009, we reached an agreement with the IRS related to our 2003-2005 audit years, which will result in a cash payment of approximately $4 million.

We believe that it is reasonably possible that our worldwide reserves for uncertain tax benefits could decrease in the range of $130 million to $170 million within the next twelve months as a result of the completion of audits in various jurisdictions, including the settlement with the IRS and the expiration of statute of limitations. The reductions in our tax reserves will result in a combination of additional tax payments, the adjustment of certain deferred taxes or the recognition of tax benefits in our income statement. In the event that we cannot reach settlement of some of these audits, our tax reserves may increase, although we cannot estimate such potential increases at this time.

Below is a reconciliation of the beginning and ending amount of our reserves for income taxes which are recorded in our Consolidated Balance Sheets.

	2008	2007
Reserves (excluding interest and penalties)
Balance at beginning of year	$220	$239
Increases due to tax positions related to prior years	18	32
Increases due to tax positions related to the current year	13	15
Decreases due to tax positions related to prior years	(11)	(19)
Decreases due to settlements with taxing authorities	(2)	(6)
Decreases due to lapse of statute of limitations	(7)	(49)
Currency translation adjustment	(19)	8

Balance at end of year	$212	$220

Classification within the Consolidated Balance Sheets
Other liabilities	$209	$212
Accounts payable and other current liabilities	–	5
Deferred income taxes	3	3

Total amount of reserves recognized	$212	$220

Of the $212 million of 2008 income tax reserves above, approximately $161 million would impact our effective tax rate over time, if recognized.

	2008	2007

Interest and penalties accrued	$95	$77

We recognized $23 million of expense and $1 million of expense, net of reversals, during the fiscal years 2008 and 2007, respectively, for interest and penalties related to income tax reserves in the income tax expense line of our Consolidated Statements of Operations.

Note 14 –	Segment Information

We operate in one industry, carbonated soft drinks and other ready-to-drink beverages, and all of our segments derive revenue from these products. PBG has three reportable segments — U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico.

Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment. We evaluate the performance of these segments based on operating income or loss. Operating income or loss is exclusive of net interest expense, minority interest, foreign exchange gains and losses and income taxes.

	Net Revenues
	2008	2007	2006
U.S. & Canada	$10,300	$10,336	$9,910
Europe	2,115	1,872	1,534
Mexico	1,381	1,383	1,286

Worldwide net revenues	$13,796	$13,591	$12,730

Net revenues in the U.S. were $9,097 million, $9,202 million and $8,901 million in 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, the Company did not have one individual customer that represented 10 percent of total revenues, although sales to Wal-Mart Stores, Inc. and its affiliated companies were 9.9 percent of our revenues in 2008, primarily as a result of transactions in the U.S. & Canada segment.

	Operating Income / (Loss)
	2008	2007	2006
U.S. & Canada	$886	$893	$878
Europe	101	106	57
Mexico	(338)	72	82

Worldwide operating income	649	1,071	1,017
Interest expense, net	290	274	266
Other non-operating expenses (income), net	25	(6)	11
Minority interest	60	94	59

Income before income taxes	$274	$709	$681

	Total Assets			Long-Lived Assets(1)
	2008	2007	2006	2008	2007	2006
U.S. & Canada	$9,815	$9,737	$9,044	$7,466	$7,572	$7,150
Europe(2)	2,222	1,671	1,072	1,630	1,014	554
Mexico	945	1,707	1,811	745	1,443	1,474

Worldwide total	$12,982	$13,115	$11,927	$9,841	$10,029	$9,178

(1)	Long-lived assets represent property, plant and equipment, other intangible assets, goodwill, investments in noncontrolled affiliates and other assets.
(2)	Long-lived assets include an equity method investment in Lebedyansky with a net book value of $617 million as of December 27, 2008.

PART II (continued)

Long-lived assets in the U.S. were $6,468 million, $6,319 million and $6,108 million in 2008, 2007 and 2006, respectively. Long-lived assets in Russia were $1,290 million, $626 million and $213 million in 2008, 2007 and 2006, respectively.

	Capital Expenditures			Depreciation and Amortization
	2008	2007	2006	2008	2007	2006
U.S. & Canada	$528	$626	$558	$499	$510	$514
Europe	147	146	99	86	72	52
Mexico	85	82	68	88	87	83

Worldwide total	$760	$854	$725	$673	$669	$649

Note 15 –	Related Party Transactions

PepsiCo is a related party due to the nature of our franchise relationship and its ownership interest in our Company. The most significant agreements that govern our relationship with PepsiCo consist of:

(1)	Master Bottling Agreement for cola beverages bearing the Pepsi-Cola and Pepsi trademarks in the U.S.; bottling agreements and distribution agreements for non-cola beverages; and a master fountain syrup agreement in the U.S.;

(2)	Agreements similar to the Master Bottling Agreement and the non-cola agreement for each country in which we operate, as well as a fountain syrup agreement for Canada;

(3)	A shared services agreement where we obtain various services from PepsiCo and provide services to PepsiCo;

(4)	Russia Venture Agreement related to the formation of PR Beverages;

(5)	Russia Snack Food Distribution Agreement pursuant to which our PR Beverages venture purchases snack food products from Frito-Lay, Inc. (“Frito”), a subsidiary of PepsiCo, for sale and distribution in the Russian Federation; and

(6)	Transition agreements that provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the initial public offering.

The Master Bottling Agreement provides that we will purchase our entire requirements of concentrates for the cola beverages from PepsiCo at prices and on terms and conditions determined from time to time by PepsiCo. Additionally, we review our annual marketing, advertising, management and financial plans each year with PepsiCo for its approval. If we fail to submit these plans, or if we fail to carry them out in all material respects, PepsiCo can terminate our beverage agreements. If our beverage agreements with PepsiCo are terminated for this or for any other reason, it would have a material adverse effect on our business and financial results.

On March 1, 2007, together with PepsiCo, we formed PR Beverages, a venture that enables us to strategically invest in Russia to accelerate our growth. PBG contributed its business in Russia to PR Beverages, and PepsiCo entered into bottling agreements with PR Beverages for PepsiCo beverage products sold in Russia on the same terms as in effect for PBG immediately prior to the venture. PR Beverages has an exclusive license to manufacture and sell PepsiCo concentrate for such products. PR Beverages has contracted with a PepsiCo subsidiary to manufacture such concentrate.

The following income (expense) amounts are considered related party transactions as a result of our relationship with PepsiCo and its affiliates:

	2008	2007	2006
Net revenues:
Bottler incentives and other arrangements(a)	$93	$66	$67

Cost of sales:
Purchases of concentrate and finished products, and royalty fees(b)	$(3,451)	$(3,406)	$(3,227)
Bottler incentives and other arrangements(a)	542	582	570

Total cost of sales	$(2,909)	$(2,824)	$(2,657)

Selling, delivery and administrative expenses:
Bottler incentives and other arrangements(a)	$56	$66	$69
Fountain service fee(c)	187	188	178
Frito-Lay purchases(d)	(355)	(270)	(198)
Shared services:(e)
Shared services expense	(52)	(57)	(61)
Shared services revenue	7	8	8

Net shared services	(45)	(49)	(53)

Total selling, delivery and administrative expenses	$(157)	$(65)	$(4)

Income tax benefit:(f)	$1	$7	$6

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

(b) Purchases of Concentrate and Finished Product – As part of our franchise relationship, we purchase concentrate from PepsiCo, pay royalties and produce or distribute other products through various arrangements with PepsiCo or PepsiCo joint ventures. The prices we pay for concentrate, finished goods and royalties are generally determined by PepsiCo at its sole discretion. Concentrate prices are typically determined annually. Effective January 2009, PepsiCo increased the price of U.S. concentrate by four percent. Significant changes in the amount we pay PepsiCo for concentrate, finished goods and royalties could materially affect our business and financial results. These amounts are reflected in cost of sales in our Consolidated Statements of Operations.

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

(d) Frito-Lay Purchases – We purchase snack food products from Frito for sale and distribution in Russia primarily to accommodate PepsiCo with the infrastructure of our distribution network. Frito would otherwise be required to source third-party distribution services to reach their customers in Russia. We make payments to PepsiCo for the cost of these snack products and retain a minimal net fee based on the gross sales price of the products. Payments for the purchase of snack products are reflected in selling, delivery and administrative expenses in our Consolidated Statements of Operations.

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

(f) Income Tax Benefit – Includes settlements under the tax separation agreement with PepsiCo.

Other Related Party Transactions
Bottling LLC will distribute pro rata to PepsiCo and PBG, based upon membership interest, sufficient cash such that the aggregate cash distributed to PBG will enable PBG to pay its taxes, share repurchases, dividends and make interest payments for its internal and external debt. PepsiCo’s pro rata cash distribution during 2008, 2007 and 2006 from Bottling LLC was $73 million, $17 million and $19 million, respectively.

In accordance with our tax separation agreement with PepsiCo, in 2006 PBG reimbursed PepsiCo $5 million for our obligations with respect to certain IRS matters relating to the tax years 1998 through March 1999.

There are certain manufacturing cooperatives whose assets, liabilities and results of operations are consolidated in our financial statements. Concentrate purchases from PepsiCo by these cooperatives, not included in the table above, for the years ended 2008, 2007 and 2006 were $140 million, $143 million and $72 million, respectively. We also have equity investments in certain other manufacturing cooperatives. Total purchases of finished goods from these cooperatives, not included in the table above, for the years ended 2008, 2007 and 2006 were $61 million, $66 million and $71 million, respectively. These manufacturing cooperatives purchase concentrate from PepsiCo for certain of its finished goods sold to the Company.

As of December 27, 2008 and December 29, 2007, the receivables from PepsiCo and its affiliates were $154 million and $188 million, respectively. Our receivables from PepsiCo are shown as part of accounts receivable in our Consolidated Financial Statements. As of December 27, 2008 and December 29, 2007, the payables to PepsiCo and its affiliates were $217 million and $255 million, respectively. Our payables to PepsiCo are shown as part of accounts payable and other current liabilities in our Consolidated Financial Statements.

As a result of the formation of PR Beverages, PepsiCo has agreed to contribute $83 million plus accrued interest to the venture in the form of property, plant and equipment. PepsiCo has contributed $49 million in regards to this note. The remaining balance to be contributed to the venture is $39 million as of December 27, 2008.

Two of our board members have been designated by PepsiCo. These board members do not serve on our Audit and Affiliated Transactions Committee, Compensation and Management Development Committee or Nominating and Corporate Governance Committee. In addition, one of the managing directors of Bottling LLC is an officer of PepsiCo.

Note 16 –	Restructuring Charges

On November 18, 2008, we announced a restructuring program to enhance the Company’s operating capabilities in each of our reporting segments with the objective to strengthen customer service and selling effectiveness; simplify decision making and streamline the organization; drive greater cost productivity to adapt to current macroeconomic challenges; and rationalize the Company’s supply chain infrastructure. As part of the restructuring program, approximately 3,150 positions will be eliminated across all reporting segments, four facilities will be closed in the U.S., three plants and about 30 distribution centers will be closed in Mexico and about 700 routes will be eliminated in Mexico. In addition, the Company will modify its U.S. defined benefit pension plans, which will generate long-term savings and significantly reduce future financial obligations.

The Company expects to record pre-tax charges of $140 million to $170 million over the course of the restructuring program which is primarily for severance and related benefits, pension and other employee-related costs and other charges including employee relocation and asset disposal costs. During 2008, we eliminated approximately 1,050 positions across all reporting segments and closed three facilities in the U.S., two plants in Mexico and eliminated 126 routes in Mexico. As of December 27, 2008, the Company incurred a pre-tax charge of approximately $83 million, which was recorded in selling, delivery and administrative expenses. The remaining costs are expected to be incurred in fiscal year 2009.

The Company expects about $130 million in pre-tax cash expenditures from these restructuring actions, of which $13 million was recognized in the fourth quarter of 2008, with the balance expected to occur in 2009 and 2010. This includes $2 million of employee benefit payments pursuant to existing unfunded termination indemnity plans. These benefit payments have been accrued for in previous periods, and therefore, are not included in our estimated cost for this program and are not included in the tables below. The following table summarizes the pre-tax costs associated with the

PART II (continued)

restructuring program by reportable segment for the year ended December 27, 2008:

U.S. &
	Worldwide	Canada	Mexico	Europe

Costs incurred through December 27, 2008	$83	$53	$3	$27
Costs expected to be incurred through December 26, 2009	57-87	36-47	20-35	1-5

Total costs expected to be incurred	$140-$170	$89-$100	$23-$38	$28-$32

The following table summarizes the nature of and activity related to pre-tax costs and cash payments associated with the restructuring program for the year ended December 27, 2008:

				Asset
			Pension &	Disposal,
		Severance	Other	Employee
		& Related	Related	Relocation
	Total	Benefits	Costs	& Other

Costs accrued	$83	$47	$29	$7
Cash payments	(11)	(10)	–	(1)
Non-cash settlements	(30)	(1)	(23)	(6)

Remaining costs accrued at December 27, 2008	$42	$36	$6	$–

Note 17 –	Accumulated Other Comprehensive Loss

The year-end balances related to each component of AOCL were as follows:

	2008	2007	2006
Net currency translation adjustment	$(355)	$199	$(21)
Cash flow hedge adjustment(1)	(23)	10	11
Minimum pension liability adjustment(2)	–	–	(192)
Adoption of SFAS 158(3)	–	–	(159)
Pension and postretirement medical benefit plans adjustment(4)	(560)	(257)	–

Accumulated other comprehensive loss	$(938)	$(48)	$(361)

(1)	Net of minority interest and taxes of $20 million in 2008, $(8) million in 2007 and $(7) million in 2006.

(2)	Net of minority interest and taxes of $143 million in 2006.

(3)	Net of minority interest and taxes of $124 million in 2006.

(4)	Net of minority interest and taxes of $421 million in 2008 and $195 million in 2007.

Note 18 –	Supplemental Cash Flow Information

The table below presents the Company’s supplemental cash flow information:

	2008	2007	2006
Non-cash investing and financing activities:
(Decrease) Increase in accounts payable related to capital expenditures	$(67)	$15	$7
Acquisition of intangible asset	$–	$315	$–
Liabilities assumed in conjunction with acquisition of bottlers	$22	$1	$20
Capital-in-kind contributions	$34	$15	$–
Share compensation	$4	$–	$–

Note 19 –	Contingencies

We are subject to various claims and contingencies related to lawsuits, environmental and other matters arising out of the normal course of business. We believe that the ultimate liability arising from such claims or contingencies, if any, in excess of amounts already recognized is not likely to have a material adverse effect on our results of operations, financial position or liquidity.

Note 20 –	Selected Quarterly Financial Data (unaudited)

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

2008(1)
Net revenues	$2,651	$3,522	$3,814	$3,809	$13,796
Gross profit	$1,169	$1,606	$1,737	$1,698	$6,210
Operating income (loss)	$108	$350	$455	$(264)	$649
Net income (loss)	$28	$174	$231	$(271)	$162
Diluted earnings (loss) per share(2)	$0.12	$0.78	$1.06	$(1.28)	$0.74

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

2007(1)
Net revenues	$2,466	$3,360	$3,729	$4,036	$13,591
Gross profit	$1,123	$1,535	$1,726	$1,837	$6,221
Operating income	$120	$338	$433	$180	$1,071
Net income	$29	$162	$260	$81	$532
Diluted earnings per share(2)	$0.12	$0.70	$1.12	$0.35	$2.29

(1)	For additional unaudited information see “Items affecting comparability of our financial results” in Management’s Financial Review in Item 7.
(2)	Diluted earnings per share are computed independently for each of the periods presented.

Note 21 –	Subsequent Event

On January 14, 2009, the Company issued an additional $750 million in senior notes, with a coupon rate of 5.125 percent, maturing in 2019. The net proceeds of the offering, together with a portion of the proceeds from the offering of our senior notes issued in the fourth quarter of 2008, were used to repay our senior notes due in 2009, at their scheduled maturity on February 17, 2009. Any excess proceeds of this offering will be used for general corporate purposes. The next significant scheduled debt maturity is not until 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
The Pepsi Bottling Group, Inc.
Somers, New York

We have audited the accompanying consolidated balance sheets of The Pepsi Bottling Group, Inc. and subsidiaries (the “Company”) as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective December 30, 2007 and December 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” related to the measurement date provision and the requirement to recognize the funded status of a benefit plan, respectively.

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
February 20, 2009

PART II (continued)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Item 7, Management’s Financial Review – Market Risks and Cautionary Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included in Item 7, Management’s Financial Review – Financial Statements.

Bottling LLC’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008 is attached as Exhibit 99.1 to PBG’s Annual Report on Form 10-K as required by the SEC as a result of Bottling LLC’s guarantee of up to $1,000,000,000 aggregate principal amount of our 7% Senior Notes due in 2029.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Based on this assessment, management concluded that PBG’s internal control over financial reporting was effective as of December 27, 2008. Management has not identified any material weaknesses in PBG’s internal control over financial reporting as of December 27, 2008.

Our independent registered public accounting firm, Deloitte & Touche, LLP (“D&T”), who has audited and reported on our financial statements, issued an attestation report on PBG’s internal control over financial reporting. D&T’s reports are included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
The Pepsi Bottling Group, Inc.
Somers, New York

We have audited the internal control over financial reporting of The Pepsi Bottling Group, Inc. and subsidiaries (the “Company”) as of December 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 27, 2008 of the Company and our report dated February 20, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” related to the measurement date provision.

/s/ Deloitte & Touche LLP

New York, New York
February 20, 2009

Changes in Internal Control Over Financial Reporting

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and background of each of our directors nominated for election are contained under the caption “Election of Directors” in our Proxy Statement for our 2009 Annual Meeting of Shareholders.

Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have been qualified. There are no family relationships among our executive officers. Set forth below is information pertaining to our executive officers who held office as of February 6, 2009:

John L. Berisford, 45, was appointed Senior Vice President of Human Resources in March 2005. Mr. Berisford previously served as Vice President, Field Human Resources and Group Vice President of Human Resources from 2001 to 2004. From 1998 to 2001, Mr. Berisford served as Vice President of Organization Capability. Mr. Berisford joined Pepsi in 1988 and held a series of staffing, labor relations and organizational capability positions.

Victor L. Crawford, 47, was appointed Senior Vice President of Global Operations and System Transformation in November 2008. Mr. Crawford previously served as Senior Vice President, Worldwide Operations from December 2006 to November 2008. From December 2005 to December 2006, Mr. Crawford served as Senior Vice President and General Manager of PBG’s Mid-Atlantic Business Unit. Prior to that, Mr. Crawford was with Marriott International where he served as Senior Vice President of Marriott Distribution Services, Executive Vice President and General Manager and Senior Vice President and Chief Operations Officer for the Eastern Region of Marriott International from September 2000 until joining PBG in December 2005.

Alfred H. Drewes, 53, was appointed Senior Vice President and Chief Financial Officer in June 2001. Mr. Drewes previously served as Senior Vice President and Chief Financial Officer of Pepsi-Cola International (“PCI”). Mr. Drewes joined PepsiCo in 1982 as a financial analyst in New Jersey. During the next nine years, he rose through increasingly responsible finance positions within Pepsi-Cola North America in field operations and headquarters. In 1991, Mr. Drewes joined PCI as Vice President of Manufacturing Operations, with responsibility for the global concentrate supply organization. In 1994, he was appointed Vice President of Business Planning and New Business Development and, in 1996, relocated to London as the Vice President and Chief Financial Officer of the Europe and Sub-Saharan Africa Business Unit of PCI. Mr. Drewes is also a director of the Meredith Corporation.

Eric J. Foss, 50, was appointed Chairman of the Board in October 2008 and has been Chief Executive Officer and a member of our Board since July 2006. Mr. Foss served as our President and Chief Executive Officer from July 2006 to October 2008. Previously, Mr. Foss served as our Chief Operating Officer from September 2005 to July 2006 and President of PBG North America from September 2001 to September 2005. Prior to that, Mr. Foss was the Executive Vice President and General Manager of PBG North America from August 2000 to September 2001. From October 1999 until August 2000, he served as our Senior Vice President, U.S. Sales and Field Operations, and prior to that, he was our Senior Vice President, Sales and Field Marketing, since March 1999. Mr. Foss joined the Pepsi-Cola Company in 1982 where he held a variety of field and headquarters-based sales, marketing and general management positions. From 1994 to 1996, Mr. Foss was General Manager of Pepsi-Cola North America’s Great West Business Unit. In 1996, Mr. Foss was named General Manager for the Central Europe Region for PCI, a position he held until joining PBG in March 1999. Mr. Foss is also a director of UDR, Inc. and on the Industry Affairs Council of the Grocery Manufacturers of America.

Robert C. King, 50, was appointed Executive Vice President and President of North America in November 2008. Previously, Mr. King served as President of PBG’s North American business from December 2006 to November 2008 and served as President of PBG’s North American Field Operations from October 2005 to December 2006. Prior to that, Mr. King served as Senior Vice President and General Manager of PBG’s Mid-Atlantic Business Unit from October 2002 to October 2005. From 2001 to October 2002, he served as Senior Vice President, National Sales and Field Marketing. In 1999, he was appointed Vice President, National Sales and Field Marketing. Mr. King joined Pepsi-Cola North America in 1989 as a Business Development Manager and has held a variety of other field and headquarters-based sales and general management positions.

Yiannis Petrides, 50, is the President of PBG Europe. He was appointed to this position in June 2000, with responsibilities for our operations in Spain, Greece, Turkey and Russia. Prior to that, Mr. Petrides served as Business Unit General Manager for PBG in Spain and Greece. Mr. Petrides joined PepsiCo in 1987 in the international beverage division. In 1993, he was named General Manager of Frito-Lay’s Greek operation with additional responsibility for the Balkan countries. In 1995, Mr. Petrides was appointed Business Unit General Manager for Pepsi Beverages International’s bottling operation in Spain.

Steven M. Rapp, 55, was appointed Senior Vice President, General Counsel and Secretary in January 2005. Mr. Rapp previously served as Vice President, Deputy General Counsel and Assistant Secretary from 1999 through 2004. Mr. Rapp joined PepsiCo as a corporate attorney in 1986 and was appointed Division Counsel of Pepsi-Cola Company in 1994.

Information on compliance with Section 16(a) of the Exchange Act is contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders under the caption “Ownership of PBG Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance.”

Information regarding the adoption of our Worldwide Code of Conduct, any material amendments thereto and any related waivers are contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders under the caption “Corporate Governance – Worldwide Code of Conduct.”

The identification of our Audit Committee members and our Audit Committee financial expert is contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders under the caption “Corporate Governance – Committees of the Board of Directors.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information on compensation of our directors and named executive officers is contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders under the captions “Director Compensation” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Information regarding compensation committee interlocks and insider participation is contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders under the caption “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

The information furnished under the caption “Compensation Committee Report” is contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information as of December 27, 2008, the last day of the fiscal year, for (i) all equity compensation plans previously approved by our shareholders and (ii) all equity compensation plans not previously approved by our shareholders.

			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	30,000,777 (1)	24.01	16,407,474
Equity compensation plans not approved by security holders	1,403,460 (2)	14.81
Total	31,404,237	23.60	16,407,474 (3)

(1)	The securities reflected in this category are authorized for issuance (i) under exercise of awards granted under the Directors’ Stock Plan and the 2004 Long-Term Incentive Plan and (ii) upon exercise of awards granted prior to May 26, 2004 under the following PBG plans: (A) 1999 Long-Term Incentive Plan; (B) 2000 Long-Term Incentive Plan and (C) 2002 Long-Term Incentive Plan. Effective May 26, 2004, no securities were available for future issuance under the 1999 Long-Term Incentive Plan, the 2000 Long-Term Incentive Plan or the 2002 Long-Term Incentive Plan.

(2)	The securities reflected in this category are authorized for issuance upon exercise of awards granted prior to May 26, 2004 under the PBG Stock Incentive Plan (the “SIP”). Effective May 26, 2004, no securities were available for future issuance under the SIP.

(3)	The 2004 Long-Term Incentive Plan and the Directors’ Stock Plan, both of which have been approved by our shareholders, are the only equity compensation plans that provide securities remaining available for future issuance.

Description of the PBG Stock Incentive Plan

Effective May 26, 2004, no securities were available for future issuance under the SIP. The SIP is a non-shareholder approved, broad-based plan that was adopted by our Board of Directors on March 30, 1999. No grants, other than stock option awards, have been made under the SIP. All stock options were granted to select groups of non-management employees with an exercise price equal to the fair market value of our common stock on the grant date. The options generally become exercisable three years from the date of grant and have a ten-year term. At year-end 2008, options covering 1,403,460 shares of our common stock were outstanding under the SIP. The SIP is filed as Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 25, 1999 and qualifies this summary in its entirety.

Security Ownership

Information on the number of shares of our common stock beneficially owned by each director, each named executive officer and by all directors and all executive officers as a group is contained under the caption “Ownership of PBG Common Stock – Ownership of Common Stock by Directors and Executive Officers” and information on each beneficial owner of more than 5% of PBG common stock is contained under the caption “Ownership of PBG Common Stock – Stock Ownership of Certain Beneficial Owners” in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain transactions between PBG, PepsiCo and their affiliates and certain other persons, as well as our procedures for the review, approval or ratification of any such transactions, is set forth under the caption “Transactions with Related Persons” in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Information on the independence of our directors is contained under the caption “Corporate Governance – Director Independence” in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal years 2008 and 2007 by Deloitte & Touche LLP for services rendered to PBG is set forth under the caption “Independent Accountants Fees and Services” in the Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit and Affiliated Transactions Committee is set forth under the caption “Independent Accountants Fees and Services – Pre-Approval Policies and Procedures” in the Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements. The following consolidated financial statements of PBG and its subsidiaries are included herein:

Consolidated Statements of Operations – Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006.

Consolidated Statements of Cash Flows – Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006.

Consolidated Balance Sheets – December 27, 2008 and December 29, 2007.

Consolidated Statements of Changes in Shareholders’ Equity – Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules. The following financial statement schedule of PBG and its subsidiaries is included in this Report on the page indicated:

Page
Schedule II – Valuation and Qualifying Accounts for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006	63

3. Exhibits

See Index to Exhibits on pages 64 - 66.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, The Pepsi Bottling Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 19, 2009

The Pepsi Bottling Group, Inc.

/s/ Eric J. Foss
Eric J. Foss
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Pepsi Bottling Group, Inc. and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Eric J. Foss Eric J. Foss	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 19, 2009

/s/ Alfred H. Drewes Alfred H. Drewes	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2009

/s/ Thomas M. Lardieri Thomas M. Lardieri	Vice President and Controller (Principal Accounting Officer)	February 19, 2009

/s/ Linda G. Alvarado Linda G. Alvarado	Director	February 19, 2009

/s/ Barry H. Beracha Barry H. Beracha	Director	February 19, 2009

/s/ John C. Compton John C. Compton	Director	February 19, 2009

/s/ Ira D. Hall Ira D. Hall	Director	February 19, 2009

/s/ Susan D. Kronick Susan D. Kronick	Director	February 19, 2009

/s/ Blythe J. McGarvie Blythe J. McGarvie	Director	February 19, 2009

/s/ John A. Quelch John A. Quelch	Director	February 19, 2009

/s/ Javier G. Teruel Javier G. Teruel	Director	February 19, 2009

/s/ Cynthia M. Trudell Cynthia M. Trudell	Director	February 19, 2009

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Schedule II – Valuation and Qualifying Accounts for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006	63

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
THE PEPSI BOTTLING GROUP, INC.

	Balance At	Charges to		Accounts	Foreign	Balance At
	Beginning	Cost and		Written	Currency	End Of
In millions	Of Period	Expenses	Acquisitions	Off	Translation	Period
Fiscal Year Ended December 27, 2008
Allowance for losses on trade accounts receivable	$54	$30	$–	$(9)	$(4)	$71
Fiscal Year Ended December 29, 2007
Allowance for losses on trade accounts receivable	$50	$11	$–	$(10)	$3	$54
Fiscal Year Ended December 30, 2006
Allowance for losses on trade accounts receivable	$51	$5	$–	$(7)	$1	$50

Index to Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of PBG, which is incorporated herein by reference to Exhibit 3.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.

3.2	By-Laws of PBG, which are incorporated herein by reference to Exhibit 3.2 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.1	Form of common stock certificate, which is incorporated herein by reference to Exhibit 4 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.2	Indenture dated as of March 8, 1999 by and among PBG, as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Notes due 2029, which is incorporated herein by reference to Exhibit 10.14 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.3	Indenture dated as of November 15, 2002 among Bottling Group, LLC, PepsiCo, Inc., as guarantor, and JPMorgan Chase Bank, as trustee, relating to $1,000,000,000 4 5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.8 to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.4	Registration Rights Agreement dated as of November 7, 2002 relating to the $1,000,000,000 4 5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.8 to Bottling Group LLC’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.5	Indenture, dated as of June 10, 2003 by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, relating to $250,000,000 4 1/8% Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.6	Registration Rights Agreement dated June 10, 2003 by and among Bottling Group, LLC, J.P. Morgan Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Citigroup Global Markets Inc, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Blaylock & Partners, L.P. and Fleet Securities, Inc, relating to $250,000,000 4 1/8% Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.3 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.7	Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated October 3, 2003.

4.8	Form of Note for the $400,000,000 5.00% Senior Notes due November 15, 2013, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated November 13, 2003.

4.9	Indenture, dated as of March 30, 2006, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, N.A., as trustee, which is incorporated herein by reference to Exhibit 4.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.10	Form of Note for the $800,000,000 5 1/2% Senior Notes due April 1, 2016, which is incorporated herein by reference to Exhibit 4.2 to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.11	Indenture, dated as of October 24, 2008, by and among Bottling Group, LLC, as obligor, PepsiCo, Inc., as guarantor, and The Bank of New York Mellon, as trustee, relating to $1,300,000,000 6.95% Senior Notes due March 15, 2014, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated October 21, 2008.

4.12	Form of Note for the $1,300,000,000 6.95% Senior Notes due March 15, 2014, which is incorporated herein by reference to Exhibit 4.2 to Bottling Group, LLC’s Current Report on Form 8-K dated October 21, 2008.

4.13	Form of Note for the $750,000,000 5.125% Senior Notes due January 15, 2019, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated January 14, 2009.

10.1	Form of Master Bottling Agreement, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.2	Form of Master Syrup Agreement, which is incorporated herein by reference to Exhibit 10.2 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.3	Form of Non-Cola Bottling Agreement, which is incorporated herein by reference to Exhibit 10.3 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.4	Form of Separation Agreement, which is incorporated herein by reference to Exhibit 10.4 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.5	Form of Shared Services Agreement, which is incorporated herein by reference to Exhibit 10.5 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.6	Form of Tax Separation Agreement, which is incorporated herein by reference to Exhibit 10.6 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.7	Form of Employee Programs Agreement, which is incorporated herein by reference to Exhibit 10.7 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.8	PBG 1999 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.9 to PBG’s Annual Report on Form 10-K for the year ended December 25, 1999.

10.9	PBG Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.11 to PBG’s Annual Report on Form 10-K for the year ended December 25, 1999.

10.10	PBG Executive Income Deferral Program as amended, which is incorporated herein by reference to Exhibit 10.12 to PBG’s Annual Report on Form 10-K for the year ended December 30, 2000.

10.11	PBG Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.13 to PBG’s Annual Report on Form 10-K for the year ended December 30, 2000.

10.12	2002 PBG Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.15 to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

10.13	Form of Mexican Master Bottling Agreement, which is incorporated herein by reference to Exhibit 10.16 to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

10.14	Form of Employee Restricted Stock Agreement under the PBG 2004 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.15	Form of Employee Stock Option Agreement under the PBG 2004 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.2 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.16	Form of Non-Employee Director Annual Stock Option Agreement under the PBG Directors’ Stock Plan which is incorporated herein by reference to Exhibit 10.3 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.17	Form of Non-Employee Director Restricted Stock Agreement under the PBG Directors’ Stock Plan, which is incorporated herein by reference to Exhibit 10.4 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.18	Summary of the material terms of the PBG Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.6 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.19	Description of the compensation paid by PBG to its non-management directors which is incorporated herein by reference to the Directors’ Compensation section in PBG’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

10.20	Form of Director Indemnification, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 11, 2005.

10.21	PBG 2005 Executive Incentive Compensation Plan, which is incorporated herein by reference to Appendix A to PBG’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

10.22	Form of Employee Restricted Stock Unit Agreement, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2005.

10.23	Form of Non-Employee Director Restricted Stock Unit Agreement under the Amended and Restated PBG Directors’ Stock Plan which is incorporated herein by reference to Exhibit 10.32 to PBG’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.24	Private Limited Company Agreement of PR Beverages Limited dated as of March 1, 2007 among PBG Beverages Ireland Limited, PepsiCo (Ireland), Limited and PR Beverages Limited, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2007.

10.25	U.S. $1,200,000,000 First Amended and Restated Credit Agreement dated as of October 19, 2007 among The Pepsi Bottling Group, Inc., as borrower; Bottling Group, LLC, as guarantor; Citigroup Global Markets Inc. and HSBC Securities (USA) Inc., as joint lead arrangers and book managers; Citibank, N.A., as agent; HSBC Bank USA, N.A., as syndication agent; and certain other banks identified in the First Amended and Restated Credit Agreement, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Current Report on Form 8-K dated October 19, 2007 and filed October 25, 2007.

10.26	Distribution Agreement between PBG and the North American Coffee Partnership, which is incorporated herein by reference to Exhibit 10.3 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.27	Amended and Restated Limited Liability Company Agreement of Bottling Group, LLC, which is incorporated herein by reference to Exhibit 10.4 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.

10.28	Amendment No. 1 to Bottling Group, LLC’s Amended and Restated Limited Liability Company Agreement, which is incorporated herein by reference to Exhibit 10.5 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.

10.29*	Amended and Restated PBG Directors’ Stock Plan effective as of October 2, 2008.

10.30*	Amended and Restated PBG 2004 Long-Term Incentive Plan effective as of January 1, 2009.

10.31*	PBG Director Deferral Program effective as of January 1, 2009.

10.32*	Amended and Restated PBG Pension Equalization Plan effective as of January 1, 2009.

10.33*	PBG 409A Executive Income Deferral Program as amended effective as of January 1, 2009.

10.34*	Amended and Restated PBG Supplemental Savings Program effective as of January 1, 2009.

10.35*	Distribution Agreement between PepsiCo Holdings LLC and Frito-Lay Manufacturing LLC effective as of January 1, 2009.

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of The Pepsi Bottling Group, Inc.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of Bottling Group, LLC.

24*	Power of Attorney.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Bottling Group, LLC’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

*	Filed herewith.