Form 10-Q
period 2009-06-13
PEPSI BOTTLING GROUP INC
filed 2009-07-14
CIK 1076405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 13, 2009 (12 weeks)
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares of Common Stock and Class B Common Stock of The Pepsi Bottling Group, Inc. outstanding as of July 11, 2009 was 215,375,529 and 100,000, respectively.

The Pepsi Bottling Group, Inc.
Index

PART I — FINANCIAL INFORMATION
Item 1.
The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Operations
in millions, except per share amounts, unaudited

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	13, 2009	14, 2008	13, 2009	14, 2008
Net revenues	$3,274	$3,522	$5,781	$6,173
Cost of sales	1,830	1,916	3,233	3,398

Gross profit	1,444	1,606	2,548	2,775
Selling, delivery and administrative expenses	1,135	1,256	2,122	2,317

Operating income	309	350	426	458
Interest expense, net	69	63	148	122
Other non-operating income, net	(11)	(3)	(4)	(6)

Income before income taxes	251	290	282	342
Income tax expense (benefit)	13	86	(14)	107

Net income	238	204	296	235
Less: Net income attributable to noncontrolling interests	27	30	28	33

Net income attributable to PBG	$211	$174	$268	$202

Earnings per share attributable to PBG’s common shareholders
Basic earnings per share	$0.98	$0.80	$1.26	$0.92

Weighted-average shares outstanding	214	218	213	220
Diluted earnings per share	$0.96	$0.78	$1.24	$0.89

Weighted-average shares outstanding	219	224	217	227
Dividends declared per common share	$0.18	$0.17	$0.35	$0.31
See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Cash Flows
in millions, unaudited

	24 Weeks Ended
	June	June
	13, 2009	14, 2008
Cash Flows — Operations
Net income	$296	$235
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	285	306
Deferred income taxes	3	14
Share-based compensation	27	28
Net other non-cash charges and credits	97	122
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(435)	(410)
Inventories	(188)	(191)
Prepaid expenses and other current assets	(15)	(37)
Accounts payable and other current liabilities	332	82
Income taxes payable	(27)	54

Net change in operating working capital	(333)	(502)
Casualty insurance payments	(38)	(35)
Pension contributions	(88)	—
Other, net	(34)	(79)

Net Cash Provided by Operations	215	89

Cash Flows — Investments
Capital expenditures	(226)	(398)
Acquisitions, net of cash acquired	(82)	(44)
Proceeds from sale of property, plant and equipment	5	10
Issuance of note receivable from noncontrolled affiliate	(92)	—
Repayments of note receivable from noncontrolled affiliate	8	—
Other investing activities, net	(1)	4

Net Cash Used for Investments	(388)	(428)

Cash Flows — Financing
Short-term borrowings, net	274	626
Proceeds from long-term debt	741	—
Payments of long-term debt	(1,304)	(6)
Dividends paid	(72)	(62)
Excess tax benefit from the exercise of equity awards	3	2
Proceeds from the exercise of stock options	49	32
Share repurchases	—	(388)
Contributions from noncontrolling interest holder	33	8
Other financing activities	(9)	—

Net Cash (Used for) Provided by Financing	(285)	212

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	(3)

Net Decrease in Cash and Cash Equivalents	(456)	(130)
Cash and Cash Equivalents — Beginning of Period	966	647

Cash and Cash Equivalents — End of Period	$510	$517

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Balance Sheets
in millions, except per share amounts

	(Unaudited)
	June	December
	13, 2009	27, 2008
ASSETS
Current Assets
Cash and cash equivalents	$510	$966
Accounts receivable, net	1,836	1,371
Inventories	732	528
Prepaid expenses and other current assets	345	276

Total Current Assets	3,423	3,141
Property, plant and equipment, net	3,879	3,882
Other intangible assets, net	3,891	3,751
Goodwill	1,471	1,434
Investments in noncontrolled affiliates	593	619
Other assets	198	155

Total Assets	$13,455	$12,982

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$2,089	$1,675
Short-term borrowings	385	103
Current maturities of long-term debt	10	1,305

Total Current Liabilities	2,484	3,083
Long-term debt	5,451	4,784
Other liabilities	1,546	1,658
Deferred income taxes	1,054	966

Total Liabilities	10,535	10,491

Equity
Common stock, par value $0.01 per share: authorized 900 shares, issued 310 shares	3	3
Additional paid-in capital	1,830	1,851
Retained earnings	3,322	3,130
Accumulated other comprehensive loss	(842)	(938)
Treasury stock: 95 shares and 99 shares at June 13, 2009 and December 27, 2008, respectively, at cost	(2,603)	(2,703)

Total PBG Shareholders’ Equity	1,710	1,343
Noncontrolling interests	1,210	1,148

Total Equity	2,920	2,491

Total Liabilities and Equity	$13,455	$12,982

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Changes in Equity
24 Weeks Ended June 13, 2009 and June 14, 2008
in millions, except per share amounts, unaudited

				Accumulated
				Other
		Additional		Compre-		Total PBG
	Common	Paid-In	Retained	hensive (Loss)	Treasury	Shareholders’	Noncontrolling		Comprehensive
	Stock	Capital	Earnings	Income	Stock	Equity	Interests	Total Equity	Income
Balance at December 29, 2007	$3	$1,805	$3,124	$(48)	$(2,269)	$2,615	$973	$3,588
Comprehensive income:
Net income	—	—	202	—	—	202	33	235	$235
Net currency translation adjustment	—	—	—	19	—	19	13	32	32
Cash flow hedge adjustment, net of tax of $(5)	—	—	—	8	—	8	—	8	8
Pension and postretirement medical benefit plans adjustment, net of tax of $(5)	—	—	—	7	—	7	1	8	8

Total comprehensive income									$283

SFAS 158 — measurement date adjustment, net of tax of $(5)	—	—	(16)	20	—	4	—	4
Equity awards exercises: 1 shares	—	(6)	—	—	38	32	—	32
Tax benefit and withholding tax — equity awards	—	3	—	—	—	3	—	3
Share repurchases: 11 shares	—	—	—	—	(388)	(388)	—	(388)
Share-based compensation	—	28	—	—	—	28	—	28
Cash dividends declared on common stock (per share: $0.31)	—	—	(67)	—	—	(67)	—	(67)
Contributions from noncontrolling interest holder	—	—	—	—	—	—	32	32

Balance at June 14, 2008	$3	$1,830	$3,243	$6	$(2,619)	$2,463	$1,052	$3,515

Balance at December 27, 2008	$3	$1,851	$3,130	$(938)	$(2,703)	$1,343	$1,148	$2,491
Comprehensive income:
Net income	—	—	268	—	—	268	28	296	$296
Net currency translation adjustment	—	—	—	63	—	63	(15)	48	48
Cash flow hedge adjustment, net of tax of $(17)	—	—	—	21	—	21	—	21	21
Pension and postretirement medical benefit plans adjustment, net of tax of $(8)	—	—	—	12	—	12	1	13	13

Total comprehensive income									$378

Equity awards exercises: 4 shares	—	(51)	—	—	100	49	—	49
Tax benefit — equity awards	—	7	—	—	—	7	—	7
Withholding tax — equity awards	—	(6)	—	—	—	(6)	—	(6)
Share-based compensation	—	25	—	—	—	25	—	25
Dividends declared on common stock (per share: $0.35)	—	4	(76)	—	—	(72)	—	(72)
Contributions from noncontrolling interest holder	—	—	—	—	—	—	48	48

Balance at June 13, 2009	$3	$1,830	$3,322	$(842)	$(2,603)	$1,710	$1,210	$2,920

See accompanying notes to Condensed Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
in millions, unaudited

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	13, 2009	14, 2008	13, 2009	14, 2008
Net income	$238	$204	$296	$235
Net currency translation adjustment	338	44	48	32
Cash flow hedge adjustment, net of tax	21	4	21	8
Pension and postretirement medical benefit plans adjustment, net of tax	6	4	13	8

Comprehensive income	603	256	378	283
Less: Comprehensive income attributable to noncontrolling interests	102	35	14	47

Comprehensive income attributable to PBG	$501	$221	$364	$236

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
     We prepare our unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which requires us to make judgments, estimates and assumptions that affect the results of operations, financial position and cash flows, as well as the related footnote disclosures. We evaluate our estimates on an ongoing basis using our historical experience as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results may differ from these estimates.
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
     At June 13, 2009, PepsiCo, Inc. (“PepsiCo”) owned 70,166,458 shares of our stock, consisting of 70,066,458 shares of common stock and all 100,000 authorized shares of Class B common stock. This represents approximately 32.6 percent of our outstanding common stock and 100 percent of our outstanding Class B common stock, together representing 39.6 percent of the voting power of all classes of our voting stock. In addition, PepsiCo owns approximately 6.6 percent of the equity of Bottling LLC and 40 percent of PR Beverages Limited (“PR Beverages”), a consolidated venture for our Russian operations.
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
SFAS No. 160
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 became effective in the first quarter of 2009. The provisions of SFAS 160 require that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. In addition SFAS 160 requires reporting noncontrolling interest as a component of equity in our Condensed Consolidated Balance Sheets and below income tax expense in our Condensed Consolidated Statements of Operations. As required by SFAS 160, we have retrospectively applied the presentation to our prior year balances in our Condensed Consolidated Financial Statements.
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
FSP FAS 107-1 and APB 28-1
     In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 has an effective date requiring adoption by the third quarter of 2009 with early adoption permitted. PBG adopted the provisions of FSP FAS 107-1 and APB 28-1 in the first quarter of 2009. See Note 8 for required disclosures.
SFAS No. 165
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will become effective in the third quarter of 2009 and will not likely have a material impact on our Consolidated Financial Statements.
SFAS No. 167
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective in the first quarter of 2010. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
SFAS No. 168
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the fourth quarter of 2009 and will not have a material impact on our Consolidated Financial Statements.
Note 4—Earnings per Share
     The following table reconciles the shares outstanding and net earnings used in the computations of both basic and diluted earnings per share:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
Shares in millions	13, 2009	14, 2008	13, 2009	14, 2008
Net income attributable to PBG	$211	$174	$268	$202

Weighted-average shares outstanding during period on which basic earnings per share is calculated	214	218	213	220
Effect of dilutive shares:
Incremental shares under share-based compensation plans	5	6	4	7

Weighted-average shares outstanding during period on which diluted earnings per share is calculated	219	224	217	227

Earnings per share attributable to PBG’s common shareholders
Basic earnings per share	$0.98	$0.80	$1.26	$0.92

Diluted earnings per share	$0.96	$0.78	$1.24	$0.89

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
•	For the 12 weeks ended June 13, 2009 and June 14, 2008, options to purchase 12 million shares and 3.5 million shares, respectively.
•	For the 24 weeks ended June 13, 2009 and June 14, 2008, options to purchase 18 million shares and 3.2 million shares, respectively.
Note 5—Share-Based Compensation
     The total impact of share-based compensation recognized in the Condensed Consolidated Statements of Operations is as follows:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	13, 2009	14, 2008	13, 2009	14, 2008
Total share-based compensation expense	$14	$16	$27	$28
Income tax benefit	(4)	(4)	(8)	(8)
Noncontrolling interest	(1)	(2)	(2)	(2)

Net income attributable to PBG impact	$9	$10	$17	$18

     During the 24 weeks ended June 13, 2009 and June 14, 2008, we granted 6 million and 3 million stock option awards at a weighted-average fair value of $4.52 and $7.12, respectively.
     During the 24 weeks ended June 13, 2009 and June 14, 2008, we granted 2 million and 1 million restricted stock unit awards at a weighted-average fair value of $18.76 and $35.36, respectively.
     Unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans amounted to $101 million as of June 13, 2009. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Note 6—Balance Sheet Details

	June	December
	13, 2009	27, 2008
Accounts Receivable, net
Trade accounts receivable	$1,626	$1,208
Allowance for doubtful accounts	(73)	(71)
Accounts receivable from PepsiCo	198	154
Other receivables	85	80

	$1,836	$1,371

Inventories
Raw materials and supplies	$234	$185
Finished goods	498	343

	$732	$528

Prepaid Expenses and Other Current Assets
Prepaid expenses	$293	$244
Other current assets	52	32

	$345	$276

	June	December
	13, 2009	27, 2008
Property, Plant and Equipment, net
Land	$304	$300
Buildings and improvements	1,644	1,542
Manufacturing and distribution equipment	4,047	3,999
Marketing equipment	2,228	2,246
Capital leases	45	23
Other	154	154

	8,422	8,264
Accumulated depreciation	(4,543)	(4,382)

	$3,879	$3,882

Other Assets
Note receivable from noncontrolled affiliate	$92	$—
Other assets	106	155

	$198	$155

Note Receivable from Noncontrolled Affiliate
     During the first quarter of 2009, we issued a ruble-denominated three-year note with an interest rate of 10.0 percent (“Note receivable from noncontrolled affiliate”) to JSC Lebedyansky (“Lebedyansky”), a consolidated subsidiary of PepsiCo and a noncontrolled affiliate of PBG, valued at $92 million on June 13, 2009. This funding was contemplated as part of the initial capitalization of the purchase of Lebedyansky between PepsiCo and us. This note receivable is recorded in other assets in our Condensed Consolidated Balance Sheets.

	June	December
	13, 2009	27, 2008
Accounts Payable and Other Current Liabilities
Accounts payable	$614	$444
Accounts payable to PepsiCo	336	217
Trade incentives	208	189
Accrued compensation and benefits	235	240
Other accrued taxes	124	128
Accrued interest	79	85
Other current liabilities	493	372

	$2,089	$1,675

Note 7—Other Intangible Assets, net and Goodwill
The components of other intangible assets are as follows:

	June	December
	13, 2009	27, 2008
Intangibles subject to amortization
Gross carrying amount
Customer relationships and lists	$47	$45
Franchise and distribution rights	78	41
Other identified intangibles	29	34

	154	120

Accumulated amortization
Customer relationships and lists	(16)	(15)
Franchise and distribution rights	(33)	(31)
Other identified intangibles	(9)	(21)

	(58)	(67)

Intangibles subject to amortization, net	96	53

Intangibles not subject to amortization
Carrying amount
Franchise rights	3,336	3,244
Licensing rights	315	315
Distribution rights	51	49
Brands	41	39
Other identified intangibles	52	51

Intangibles not subject to amortization	3,795	3,698

Total other intangible assets, net	$3,891	$3,751

     During the first quarter of 2009, we acquired distribution rights for certain energy drinks in the United States and Canada and protein-enhanced functional beverages in the United States. As a result of these acquisitions, we recorded approximately $36 million of amortizable distribution rights, with a weighted-average amortization period of 10 years.
     During the second quarter, we acquired a Pepsi-Cola and Dr Pepper franchise bottler serving portions of central Texas. As a result of this acquisition we recorded approximately $57 million of non-amortizable franchise rights and $8 million of non-compete agreements, with a weighted-average amortization period of 10 years.
Intangible asset amortization
     Intangible asset amortization expense was $2 million for both the 12 weeks ended June 13, 2009 and June 14, 2008. Intangible asset amortization expense was $4 million for both the 24 weeks ended June 13, 2009 and June 14, 2008. Amortization expense for each of the next five years is estimated to be approximately $11 million or less.

Goodwill
     The changes in the carrying value of goodwill by reportable segment for the 24 weeks ended June 13, 2009 are as follows:

		U.S. &
	Total	Canada	Europe	Mexico
Balance at December 27, 2008	$1,434	$1,235	$26	$173
Purchase price allocations relating to acquisitions	3	1	2	—
Impact of foreign currency translation	34	26	(1)	9

Balance at June 13, 2009	$1,471	$1,262	$27	$182

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
     The following table summarizes the financial assets and liabilities we measure at fair value on a recurring basis as of June 13, 2009 and December 27, 2008:

	Level 2
	June	December
	13, 2009	27, 2008
Financial Assets
Commodity (1)	$24	$—
Foreign currency contracts(1)	3	13
Prepaid forward contract (2)	20	13
Interest rate swaps (3)	—	8

Total	$47	$34

Financial Liabilities
Commodity (1)	$22	$57
Foreign currency contracts (1)	18	6
Interest rate swaps (3)	89	1

Total	$129	$64

(1)	Based primarily on the forward rates of the specific indices upon which the contract settlement is based.

(2)	Based primarily on the value of our stock price.

(3)	Based primarily on the London Inter-Bank Offer Rate (“LIBOR”) index.

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
     Long-term debt, which includes the current maturities of long-term debt, at June 13, 2009, had a carrying value and fair value of $5.5 billion and $5.9 billion, respectively, and at December 27, 2008, had a carrying value and fair value of $6.1 billion and $6.4 billion, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
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
Credit Risk Associated with Derivatives
     We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintained counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor our counterparty credit risk and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements.
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
     The Company hedges the following types of items that qualify for cash flow hedge accounting under SFAS 133:
     Commodity — We use forward and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of raw materials and energy used in our operations. These contracts generally range from one to 24 months in duration and as of June 13, 2009, have a notional value, based on the contract price, of $345 million.
     Foreign Currency — We are subject to foreign currency transactional risks in certain of our international territories primarily for the purchase of commodities that are denominated in currencies that are different from their functional currency. We enter into forward contract agreements to hedge a portion of this foreign currency risk. These contracts generally range from one to 24 months in duration and as of June 13, 2009, have a notional value, based on the contract price, of $74 million.
     Interest — We have entered into treasury rate lock agreements to hedge against adverse interest rate changes relating to the issuance of certain fixed rate debt financing arrangements. Gains and losses from these treasury rate lock agreements that are considered effective are deferred in AOCL and amortized to interest expense over the duration of the debt term. The Company has a $3 million net deferred gain in AOCL, which will be amortized over the next seven years. For the 12 weeks and 24 weeks ended June 13, 2009, we recognized, in interest expense, a loss of $0.1 million and $0.3 million, respectively.
Fair Value Hedges
     Interest Rate Swaps — We effectively converted $1.25 billion of our fixed-rate debt to floating-rate debt through the use of interest rate swaps with the objective of reducing our overall borrowing costs. These interest rate swaps meet the criteria for fair value hedge accounting and are assumed to be 100 percent effective in eliminating the market-rate risk inherent in our long-term debt. Accordingly, any gain or loss associated with these swaps is fully offset by the opposite market impact on the related debt and recognized currently in earnings.
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
     Foreign Currency Hedges — We entered into forward exchange contracts to economically hedge a portion of our intercompany receivable balances that are denominated in Mexican pesos. These contracts generally range from one to 12 months in duration and as of June 13, 2009, have a notional value, based on the contract price, of $33 million.
     Additionally, we fair value certain vendor and customer contracts that have embedded foreign currency derivative components. These contracts generally range from one year to three years and as of June 13, 2009, have a notional value, based on the contract price, of $15 million.
     Unfunded Deferred Compensation Liability — Our unfunded deferred compensation liability is subject to changes in our stock price as well as price changes in other equity and fixed-income investments. We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on our stock price. At June 13, 2009, we had a prepaid forward contract for 585,000 shares of our stock.

Balance Sheet Classification
     The following summarizes the fair values and location in our Condensed Consolidated Balance Sheet of all derivatives held by the Company as of June 13, 2009:

Derivatives Designated as Hedging
Instruments under SFAS 133	Balance Sheet Classification	Fair Value
Assets
Commodity	Prepaid expenses and other current assets	$14
Commodity	Other assets	10

		$24

Liabilities
Foreign currency	Accounts payable and other current liabilities	$13
Commodity	Accounts payable and other current liabilities	19
Commodity	Other liabilities	3
Interest rate swaps	Other liabilities	89

		$124

Derivatives Not Designated as Hedging
Instruments under SFAS 133	Balance Sheet Classification	Fair Value
Assets
Foreign currency	Prepaid expenses and other current assets	$3
Prepaid forward contract	Prepaid expenses and other current assets	20

		$23

Liabilities
Foreign currency	Accounts payable and other current liabilities	$3
Foreign currency	Other liabilities	2

		$5

Cash Flow Hedge Gains (Losses) Recognition
     The following summarizes the gains (losses) recognized in the Condensed Consolidated Statements of Operations and Other Comprehensive Income (“OCI”) of derivatives designated and qualifying as cash flow hedges for the 12 and 24 weeks ended June 13, 2009:

				Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from AOCL
	Recognized in OCI			into Income
Derivatives in SFAS	12 Weeks	24 Weeks	Location of Gain	12 Weeks	24 Weeks
133 Cash Flow	Ended	Ended	(Loss) Reclassified	Ended	Ended
Hedging	June	June	from AOCL into	June	June
Relationships	13, 2009	13, 2009	Income	13, 2009	13, 2009
Foreign currency	$(15)	$(15)	Cost of sales	$2	$5
Commodity	26	19	Cost of sales	—	(3)
Commodity	15	10	Selling, delivery and administrative expenses	(12)	(26)

	$26	$14		$(10)	$(24)

     The ineffective portion of the change in fair value of our cash flow hedges was not material to our results for the 12 weeks and 24 weeks ended June 13, 2009. Assuming no change in the commodity prices and foreign currency rates as measured on June 13, 2009, $19 million of unrealized net losses will be reclassified from AOCL and recognized in earnings over the next 12 months.

Other Derivatives Gains (Losses) Recognition
     The following summarizes the gains (losses) and the location in the Condensed Consolidated Statements of Operations of derivatives designated and qualifying as fair value hedges and derivatives not designated as hedging instruments for the 12 and 24 weeks ended June 13, 2009:

		Amount of Gain (Loss)
		Recognized in Income on
		Derivative
		12 Weeks	24 Weeks
	Location of Gain (Loss)	Ended	Ended
	Recognized in Income on	June	June
	Derivative	13, 2009	13, 2009
Derivatives in SFAS 133 Fair Value Hedging Relationship
Interest rate swaps	Interest expense, net	$5	$9

Derivatives Not Designated as Hedging Instruments under SFAS 133
Prepaid forward contract	Selling, delivery and administrative expenses	$8	$7
Foreign currency	Other non-operating income, net	1	(4)

		$9	$3

     The Company has recorded $11 million and $4 million of net foreign currency transactional gains in other non-operating income, net in the Condensed Consolidated Statements of Operations for the 12 weeks and 24 weeks ended June 13, 2009, respectively.
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
Components of Net Pension Expense

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	13, 2009	14, 2008	13, 2009	14, 2008
Service cost	$10	$11	$23	$23
Interest cost	24	23	49	46
Expected return on plan assets — (income)	(28)	(26)	(55)	(53)
Amortization of net loss	8	4	16	7
Amortization of prior service costs	2	2	4	4

Net pension expense for the defined benefit plans	$16	$14	$37	$27

     For the 24 weeks ended June 13, 2009, we made $88 million of contributions to the U.S. defined benefit pension trust.

Components of Postretirement Medical Expense

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	13, 2009	14, 2008	13, 2009	14, 2008
Service cost	$1	$1	$2	$2
Interest cost	5	5	9	10
Amortization of net loss	—	1	1	2

Total postretirement medical expense	$6	$7	$12	$14

Defined Contribution Benefits
     Defined contribution expense was $13 million and $7 million for the 12 weeks ended June 13, 2009 and June 14, 2008, respectively, and $21 million and $15 million for the 24 weeks ended June 13, 2009 and June 14, 2008, respectively.
Note 11—Income Taxes
     During the first quarter of 2009, we settled our audits with the IRS for our 2003-2005 tax years. As a result, our gross reserves for uncertain tax benefits, excluding interest, decreased by $71 million. Of this amount, $25 million was reflected as a benefit in income tax expense in our Condensed Consolidated Statements of Operations, $43 million was reclassified to deferred income taxes and other assets in our Condensed Consolidated Balance Sheets and $3 million was paid. In addition, we decreased our related reserves for interest by approximately $14 million, for a total net provision benefit of $39 million as a result of the settlement.
     During the second quarter of 2009, the statute of limitations closed for our IRS audit in the U.S. for the 2003 and 2004 tax returns, and we reached a settlement with the Canadian tax authorities on an issue related to the 1999-2005 tax years. As a result, our gross reserves for uncertain tax benefits, excluding interest, decreased by $44 million of which $43 million was reflected as a benefit in income tax expense in our Condensed Consolidated Statements of Operations and $1 million was offset against other assets in our Condensed Consolidated Balance Sheets. In addition, we decreased our related reserves for interest by approximately $11 million and recognized a tax benefit from interest refunds of approximately $2 million. The total impact of these items was a net provision benefit of $56 million.
     We currently have ongoing income tax audits in our major tax jurisdictions, where issues such as deductibility of certain expenses have been raised. We believe that it is reasonably possible that our reserves for uncertain tax benefits could further decrease in the range of $25 million to $60 million within the next 12 months as a result of the completion of audits in various jurisdictions and the expiration of statute of limitations. The reductions in our tax reserves could result in a combination of additional tax payments, the adjustment of certain deferred taxes or the recognition of tax benefits in our Condensed Consolidated Statements of Operations. In the event that we cannot reach settlement of some of these audits, our tax reserves may increase, although we cannot estimate such potential increases at this time.
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

     The following tables summarize select financial information related to our reportable segments:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
	13, 2009	14, 2008	13, 2009	14, 2008
Net Revenues
U.S. & Canada	$2,551	$2,536	$4,728	$4,743
Europe	424	592	598	828
Mexico	299	394	455	602

Worldwide net revenues	$3,274	$3,522	$5,781	$6,173

Operating Income (Loss)
U.S. & Canada	$273	$276	$417	$412
Europe	19	45	(6)	14
Mexico	17	29	15	32

Worldwide operating income	309	350	426	458
Interest expense, net	69	63	148	122
Other non-operating income, net	(11)	(3)	(4)	(6)

Income before income taxes	$251	$290	$282	$342

	June	December
	13, 2009	27, 2008
Total Assets
U.S. & Canada	$10,094	$9,815
Europe	2,388	2,222
Mexico	973	945

Worldwide total assets	$13,455	$12,982

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
     The Company expects to record pre-tax charges of $140 million to $170 million in selling, delivery and administrative expenses over the course of the restructuring program, which are primarily for severance and related benefits, pension and other employee-related costs and other charges, including employee relocation and asset disposal costs. The program is expected to be substantially completed by the end of 2009. Since the inception of the program and through June 13, 2009, we eliminated approximately 2,500 positions across all reporting segments and closed four facilities in the United States, two plants and 10 distribution centers in Mexico and eliminated 432 routes in Mexico.
     The Company expects to incur approximately $130 million in pre-tax cash expenditures from these restructuring actions, of which $52 million was paid since the inception of the program, with the balance expected to occur in 2009 and 2010. This includes $5 million of employee benefit payments pursuant to existing unfunded termination indemnity plans. These benefit payments have been accrued for in previous periods, and therefore, are not included in our estimated cost for this program or the tables below.
     The following tables summarize the pre-tax costs associated with the restructuring program.

By Reportable Segment

		U.S. &
	Worldwide	Canada	Mexico	Europe
Costs incurred through December 27, 2008	$83	$53	$3	$27
Costs incurred during the first quarter ended March 21, 2009	5	3	2	—
Costs incurred during the second quarter ended June 13, 2009	9	4	4	1
Costs expected to be incurred through December 26, 2009	43-73	29-40	14-29	0-4

Total costs expected to be incurred	$140-$170	$89-$100	$23-$38	$28-$32

By Activity

				Asset
			Pension	Disposal,
		Severance	& Other	Employee
		& Related	Related	Relocation
	Total	Benefits	Costs	& Other
Costs incurred through December 27, 2008	$83	$47	$29	$7
Cash payments	(11)	(10)	—	(1)
Non-cash settlements	(30)	(1)	(23)	(6)

Remaining costs accrued at December 27, 2008	42	36	6	—
Costs incurred during the first quarter ended March 21, 2009	5	1	1	3
Cash payments	(22)	(18)	(2)	(2)
Non-cash settlements	(2)	—	(1)	(1)

Remaining costs accrued at March 21, 2009	23	19	4	—
Costs incurred during the second quarter ended June 13, 2009	9	4	—	5
Cash payments	(14)	(11)	—	(3)
Non-cash settlements	(1)	—	—	(1)

Remaining costs accrued at June 13, 2009	$17	$12	$4	$1

Note 14—Supplemental Cash Flow Information
     The table below presents the Company’s supplemental cash flow information:

	24 Weeks Ended
	June	June
	13, 2009	14, 2008
Interest paid	$159	$137
Income taxes paid	$7	$37
Increase (decrease) in accounts payable related to capital expenditures	$8	$(44)

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
Litigation Related to PepsiCo Proposal
     On April 19, 2009, PBG received an unsolicited proposal from PepsiCo to acquire all of the outstanding shares of the Company’s common stock not already owned by PepsiCo for $29.50 per share. The proposal consisted of $14.75 in cash plus 0.283 shares of PepsiCo common stock for each share of PBG common stock. Immediately following receipt of the proposal, PBG’s Board of Directors formed a special committee to review the adequacy of the proposal. On May 4, 2009, our Board of Directors rejected the proposal.
     As discussed below, we and members of our Board of Directors have been named in a number of lawsuits relating to the PepsiCo proposal. It is not presently possible to accurately forecast the outcome or the ultimate cost of these lawsuits. In the event of prolonged proceedings or a determination adverse to the Company or its directors or officers, the Company may incur substantial monetary liability and expense, which could have a material adverse effect on our business and financial results.
     Since April 20, 2009, seven separate stockholder lawsuits were filed in Delaware Chancery Court against the Company and members of the Board of Directors by various shareholder plaintiffs on behalf of themselves and all others similarly situated (the “Delaware Lawsuits”). The Delaware Lawsuits generally allege that the Company’s Board of Directors breached their fiduciary duties in connection with PepsiCo’s proposal. The Delaware Lawsuits seek declaratory and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs. The Delaware Lawsuits were consolidated on June 5, 2009, and an amended complaint was filed on June 19, 2009. The amended complaint does not contain any additional causes of action.
     Since April 20, 2009, three separate stockholder lawsuits were filed in New York Supreme Court against the Company and members of the Board of Directors by various shareholder plaintiffs on behalf of themselves and all others similarly situated (the “New York Lawsuits”). The claims and relief sought under the New York Lawsuits are substantially similar to the Delaware Lawsuits. On June 8, 2009, we filed Motions to Dismiss (or, in the alternative, to Stay), asking the Courts to dismiss (or at least stay) the New York Lawsuits because identical claims were first made in Delaware Chancery Court (as described above), and because Delaware is the more appropriate forum for this dispute. The Motions to Dismiss are pending the Courts’ review.
     On May 11, 2009, PepsiCo, Inc. and the PBG Board members affiliated with PepsiCo filed a complaint against the Company and the non-PepsiCo affiliated members of its Board of Directors, in Delaware Chancery Court, alleging, among other things, that the named Board of Directors breached their fiduciary duties by rejecting PepsiCo’s unsolicited proposal to purchase all outstanding shares of the Company that it does not already own, and by adopting certain defensive measures in response to the proposal (the “PepsiCo Lawsuit”). The PepsiCo Lawsuit seeks declaratory and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs. Our answer to the PepsiCo Lawsuit is due on August 3, 2009. PepsiCo has informed the Court that it does not seek any expedited action in this matter at this time.

Note 16 — Stockholders’ Rights Agreement
     During the second quarter, the Company declared a dividend payable to stockholders of record on May 28, 2009, of one right (a “Right”) per each share of outstanding Common Stock and Class B Common Stock to purchase 1/1,000th of a share of Series A Preferred Stock of the Company (the “Preferred Stock”), at a price of $100 per share (the “Purchase Price”). In connection with the declaration of the dividend, the Company entered into a Rights Agreement, dated May 18, 2009, with Mellon Shareholder Services LLC, as the Rights Agent.
     The Rights will become exercisable upon the earliest of (i) the date that a person or group other than PepsiCo has obtained beneficial ownership of more than 15 percent of the outstanding shares of Common Stock, (ii) a date determined by the PBG Board of Directors after a person or group commences (or publicly discloses an intent to commence) a tender or exchange offer that would result in such person or group becoming the beneficial owner of more than 15 percent of the outstanding shares of Common Stock, or (iii) the date that PepsiCo or any of its affiliates has acquired, or obtained the right to acquire, beneficial ownership of any additional shares of Common Stock not owned by PepsiCo or such affiliate. The Rights will expire on May 18, 2010, unless earlier redeemed or canceled by the Company.
     Each right, if and when it becomes exercisable, will entitle the holder (other than the person or group whose action triggered the exercisability of the Rights (the “Acquiring Person”)) to receive, upon exercise of the Right and the payment of the Purchase Price, that number of 1/1,000ths of a share of Preferred Stock equal to the number of shares of Common Stock which at the time of the applicable triggering transaction would have a market value of twice the Purchase Price.
     In the event the Company is acquired by PepsiCo or another person in a merger or other business combination that triggers the exercisability of the Rights, or 50 percent or more of the Company’s assets are sold in a transaction that triggers the exercisability of the Rights, each Right will entitle its holder (other than an Acquiring Person) to purchase common shares in the surviving entity at 50 percent of market price.

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
     Management’s Financial Review should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the accompanying notes and our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, which include additional information about our accounting policies, practices and the transactions that underlie our financial results. The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our Condensed Consolidated Financial Statements and the accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our Condensed Consolidated Financial Statements. We evaluate our estimates on an ongoing basis using our historical experience as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results may differ from these estimates.
OUR CRITICAL ACCOUNTING POLICIES
     As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008, management believes the following policies, which require the use of estimates, assumptions and the application of judgment, to be the most critical to the portrayal of PBG’s financial condition and results of operations:
•	Other Intangible Assets, net and Goodwill;

•	Pension and Postretirement Medical Benefit Plans;

•	Casualty Insurance Costs; and

•	Income Taxes.

OUR FINANCIAL RESULTS
ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
     The period-over-period comparisons of our financial results are affected by the following items included in our reported results:

	12 Weeks Ended		24 Weeks Ended
	June	June	June	June
Income/(Expense)	13, 2009	14, 2008	13, 2009	14, 2008

Operating Income
2008 Restructuring Charges	$(9)	$—	$(14)	$—
2007 Restructuring and Asset Disposal Charges	—	(2)	—	(5)
Acquisition Proposal Advisory Fees	(15)	—	(15)	—

Total Operating Income Impact	$(24)	$(2)	$(29)	$(5)

Net Income Attributable to PBG
2008 Restructuring Charges	$(6)	$—	$(9)	$—
2007 Restructuring and Asset Disposal Charges	—	(1)	—	(3)
Acquisition Proposal Advisory Fees	(9)	—	(9)	—
Tax Audit Settlements	54	—	93	—

Total Net Income Attributable to PBG Impact	$39	$(1)	$75	$(3)

Diluted Earnings per Share
2008 Restructuring Charges	$(0.03)	$—	$(0.04)	$—
2007 Restructuring and Asset Disposal Charges	—	(0.01)	—	(0.01)
Acquisition Proposal Advisory Fees	(0.04)	—	(0.04)	—
Tax Audit Settlements	0.25	—	0.43	—

Total Diluted Earnings per Share Impact	$0.18	$(0.01)	$0.35	$(0.01)

2009 Items
2008 Restructuring Charges
     In the fourth quarter of 2008, we announced a restructuring program to enhance the Company’s operating capabilities in each of our reportable segments. We anticipate the program to be substantially complete by the end of 2009 and the program is expected to result in annual pre-tax savings of approximately $150 million to $160 million. The Company expects to record pre-tax charges of $140 million to $170 million over the course of the restructuring program. These charges are primarily for severance and related benefits, pension and other employee-related costs and other charges, including employee relocation and asset disposal costs. As part of the restructuring program, approximately 3,600 positions will be eliminated, including 800 positions in the U.S. & Canada, 600 positions in Europe and 2,200 positions in Mexico.
     Since the inception of the program, the Company incurred pre-tax charges of $97 million. Of this amount, we recorded $9 million, or $0.03 per diluted share, in the second quarter of 2009, of which $4 million was recorded in our U.S. & Canada segment, $4 million was recorded in our Mexico segment and $1 million was recorded in our Europe segment. For the 24 weeks ended June 13, 2009, we recorded $14 million in pre-tax charges, or $0.04 per diluted share, of which $7 million was recorded in our U.S. & Canada segment, $6 million was recorded in our Mexico segment and $1 million was recorded in our Europe segment.
     The Company expects to incur approximately $130 million in pre-tax cash expenditures from these restructuring actions, of which $52 million was paid since the inception of the program, with the balance expected to occur in 2009 and 2010. During the second quarter of 2009, we paid $17 million in pre-tax cash expenditures for these restructuring actions.

     For further information about our restructuring charges see Note 13 in the Notes to Condensed Consolidated Financial Statements.
Acquisition Proposal Advisory Fees
     In connection with PepsiCo’s proposal, PBG’s Board of Directors formed a special committee to review the adequacy of the acquisition proposal. As part of this review, the Company has retained certain external advisors and expects to incur aggregate fees in the range of $40 million to $60 million. For the 12 and 24 weeks ended June 13, 2009, the Company has recorded pre-tax charges of $15 million, or $0.04 per diluted share, relating to these services.
     For further information about PepsiCo’s proposal see Note 15 in the Notes to Condensed Consolidated Financial Statements.
Tax Audit Settlements
     During the first quarter of 2009, PBG recorded a net non-cash tax benefit of approximately $39 million, or $0.18 per diluted share, which was reflected in income tax expense. The benefit resulted from the settlement of U.S. audits with the IRS for our 2003-2005 tax years.
     During the second quarter of 2009, the statute of limitations closed for our IRS audit in the U.S. for the 2003 and 2004 tax returns. In addition, we reached a settlement with the Canadian tax authorities on an issue related to the 1999-2005 tax years. As a result, we recorded a tax benefit related to these items of $54 million after noncontrolling interest, or $0.25 per diluted share.
     For further information about our tax audit settlements see Note 11 in the Notes to Condensed Consolidated Financial Statements.
2008 Items
2007 Restructuring Charges
     In the third quarter of 2007, we announced a restructuring program to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. During 2008, we completed the organizational realignment, which resulted in the elimination of approximately 800 positions. Annual cost savings from this restructuring program are approximately $30 million. Over the course of the program we incurred a pre-tax charge of $29 million. Of this amount, we recorded $2 million in the first quarter of 2008 and $1 million in the second quarter of 2008, primarily relating to relocation expenses in our U.S. & Canada segment.
Asset Disposal Costs
     In the fourth quarter of 2007, we adopted a Full Service Vending (“FSV”) Rationalization plan to rationalize our vending asset base in our U.S. & Canada segment by disposing of older underperforming assets and redeploying certain assets to higher return accounts. Our FSV business portfolio consists of accounts where we stock and service vending equipment. This plan, which we completed in the second quarter of 2008, was part of the Company’s broader initiative designed to improve operating income margins of our FSV business. Over the course of the FSV Rationalization plan, we incurred a pre-tax charge of $25 million, the majority of which was non-cash, including costs associated with the removal of these assets from service, disposal costs and redeployment expenses. Of this amount, we incurred a pre-tax charge of $1 million associated with the FSV Rationalization plan in each of the first and second quarters of 2008. This charge was recorded in selling, delivery and administrative expenses.

FINANCIAL PERFORMANCE SUMMARY AND WORLDWIDE FINANCIAL HIGHLIGHTS

	12 Weeks Ended			24 Weeks Ended
			% Change			% Change
	June	June	Better/	June	June	Better/
	13, 2009	14, 2008	(Worse)	13, 2009	14, 2008	(Worse)
Net revenues	$3,274	$3,522	(7)%	$5,781	$6,173	(6)%
Cost of sales	$1,830	$1,916	5%	$3,233	$3,398	5%
Gross profit	$1,444	$1,606	(10)%	$2,548	$2,775	(8)%
Selling, delivery and administrative expenses	$1,135	$1,256	10%	$2,122	$2,317	8%
Operating income	$309	$350	(12)%	$426	$458	(7)%
Net income attributable to PBG	$211	$174	21%	$268	$202	32%
Diluted earnings per share (1)	$0.96	$0.78	24%	$1.24	$0.89	38%

(1)	Percentage change for diluted earnings per share is calculated using earnings per share data expanded to the fourth decimal place.
Worldwide Financial Highlights for the 12 and 24 Weeks Ended June 13, 2009
     Foreign Currency Impact — The impact of foreign currency translation for the quarter reduced the growth in reported net revenues and gross profit by seven percentage points. Foreign currency translation also reduced the growth in reported cost of sales and selling, delivery and administrative expenses (“SD&A”) by eight percentage points and operating income by a net four percentage points.
     The impact of foreign currency translation for the year-to-date period reduced the growth in reported net revenues and gross profit by six percentage points, cost of sales and SD&A by seven percentage points and operating income by a net two percentage points.
     Currency neutral growth rates exclude the impact of foreign currency translation (discussed above) by translating current year results using prior year’s foreign exchange rates.
     Volume — Volume decreased by four percent in the second quarter and five percent for the first 24 weeks of 2009, driven by declines in each of our segments due to the soft economic conditions globally, which have negatively impacted the liquid refreshment beverage category. In the second quarter, worldwide volume growth benefited by one percentage point due to the shift of the Easter holiday from the first quarter in 2008 to the second quarter in 2009 (“Easter Shift”).
     Net revenues — Reported net revenues declined seven percent in the second quarter and six percent for the first 24 weeks of 2009, driven by a decrease in worldwide volume growth and the negative impact from foreign currency translation. This decline was partially offset by a five percentage point increase in net revenue per case on a currency neutral basis for both the quarter and year-to-date period, driven primarily by rate increases in each of our segments. Reported net revenue per case declined three percent for the quarter and two percent for the year-to-date period, which includes a negative impact of eight percentage points and seven percentage points from foreign currency translation for the quarter and year-to-date period, respectively.
     Cost of sales — Reported cost of sales declined five percent for both the second quarter and first 24 weeks of 2009, due to the favorable impact of foreign currency translation and lower volume in the quarter. These declines were partially offset by higher raw material costs coupled with the negative impact of foreign currency transactional costs relating primarily to our U.S. dollar denominated purchases in Europe and Mexico. Currency neutral cost of sales per case increased eight percent in the quarter and seven percent for the year-to-date period. Reported cost of sales per case was flat versus the prior year for both the quarter and the year-to-date period, which includes a negative impact of eight percentage points and seven percentage points from foreign currency translation for the quarter and year-to-date period, respectively.
     Gross profit — Reported gross profit declined 10 percent in the second quarter and eight percent for the first 24 weeks of 2009, driven by volume declines and the impact of foreign currency translation. This was partially offset by improvement in gross profit per case on a currency neutral basis as rate gains more than offset higher raw material costs due to the Company’s global pricing strategy. Currency neutral gross profit per case increased one percent in the quarter and three percent in the year-to-date period. Reported gross profit per case declined six percent for the quarter and four percent for the year-to-date period, which includes a negative impact of seven percentage points from foreign currency translation for both the quarter and year-to-date period.
     Selling, delivery and administrative expenses — Reported SD&A declined by 10 percent in the second quarter and eight percent for the first 24 weeks of 2009, driven by the favorable benefit of foreign currency translation and volume declines coupled with lower operating costs due to continued productivity improvements across all segments. Restructuring charges and advisory fees relating to PepsiCo’s proposal increased reported SD&A growth by two percentage points for the quarter and one percentage point for the year-to-date period.
     Operating income — Reported operating income declined 12 percent in the second quarter and seven percent for the first 24 weeks of 2009. Restructuring charges and advisory fees relating to PepsiCo’s proposal reduced operating income growth by six percent for the quarter and five percent for the year-to-date period. The remaining decrease in reported operating income for the quarter and the year-to-date period was due to volume declines and the negative impact of foreign currency translation, partially offset by rate increases, cost and productivity improvements and the positive impact from acquisitions.
     Net income attributable to PBG — Net income attributable to PBG for the second quarter was $211 million, which increased 21 percent versus the prior year. The increase for the quarter includes a net after-tax gain of $39 million, or $0.18 per diluted share, resulting from the benefit of tax audit settlements, restructuring charges and advisory fees relating to PepsiCo’s proposal. These items contributed 23 percentage points to the growth rate for the quarter. The remaining two percentage point decrease for the quarter was driven by a decline in operating income, partially offset by a lower effective tax rate and the benefit from foreign currency transactional gains.
     Net income attributable to PBG for the first 24 weeks of 2009 was $268 million, which increased 32 percent versus the prior year. The increase for the year-to-date period includes a net after-tax gain of $75 million, or $0.35 per diluted share, resulting from the benefit of tax audit settlements, restructuring charges and advisory fees relating to PepsiCo’s proposal. These items contributed 38 percent to the growth rate for the year-to-date period. The remaining six percent decrease for the year was impacted by higher interest costs and a decline in operating income, partially offset by a lower effective tax rate for the year.
2009 RESULTS OF OPERATIONS
     Tables and discussion are presented as compared to the similar periods in the prior year. Growth rates are rounded to the nearest whole percentage.
Volume

	12 Weeks Ended
	June 13, 2009 vs.
	June 14, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
Base volume	(5)%	(2)%	(15)%	(7)%
Acquisitions	1	1	—	—

Total volume change	(4)%	(1)%	(15)%	(7)%

	24 Weeks Ended
	June 13, 2009 vs.
	June 14, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
Base volume	(6)%	(3)%	(15)%	(7)%
Acquisitions	1	1	—	—

Total volume change	(5)%	(2)%	(15)%	(7)%

U.S. & Canada
     In our U.S. & Canada segment, volume decreased one percent for the quarter and two percent for the year-to-date period, primarily due to the macroeconomic factors negatively impacting the liquid refreshment beverage category. For the quarter, volume growth benefited by two percentage points due to the Easter holiday shifting from the first quarter in 2008 to the second quarter in 2009. Additionally, volume from our newly acquired rights to distribute Crush, Rockstar and Muscle Milk in the U.S., contributed two percentage points of growth for both the quarter and the year-to-date period and volume from our acquisition of Lane Affiliated Companies, Inc. (“Lane”) contributed one percentage point of growth for both the quarter and the year-to-date period.
     Our take-home channel was flat for the quarter and decreased two percent for the year-to-date period. During the quarter, large format stores benefited from improving trends in our carbonated soft drink (“CSD”) portfolio and incremental volume from the Easter Shift.
     Our cold drink channel declined seven percent in both the quarter and the year-to-date period. These declines were driven by our foodservice channel, including restaurants, travel and leisure and workplace, which have been particularly impacted by the economic downturn in the United States.
Europe
     In our Europe segment, volume declined by 15 percent for both the quarter and the year-to-date period. Soft volume performance reflected the overall weak macroeconomic environment and category softness throughout Europe, which resulted in double digit declines in Russia, Spain and Turkey.
Mexico
     In our Mexico segment, volume decreased seven percent for both the quarter and the year-to-date period, driven by worsening macroeconomics and category softness, coupled with pricing actions taken by the Company to drive improved margins across its portfolio. This drove declines in each of our categories including CSD, bottled water and jug categories.

Net Revenues

	12 Weeks Ended
	June 13, 2009 vs.
	June 14, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
2009 Net revenues	$3,274	$2,551	$424	$299
2008 Net revenues	$3,522	$2,536	$592	$394

% Impact of:
Volume impact	(5)%	(2)%	(15)%	(7)%
Net price impact (rate/mix)	4	3	7	5
Acquisitions	1	1	—	—
Currency translation	(7)	(1)	(21)	(23)

Total net revenues change	(7)%	1%	(28) %*	(24) %*

*	Does not add due to rounding to the whole percent.

	24 Weeks Ended
	June 13, 2009 vs.
	June 14, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
2009 Net revenues	$5,781	$4,728	$598	$455
2008 Net revenues	$6,173	$4,743	$828	$602

% Impact of:
Volume impact	(6)%	(3)%	(15)%	(7)%
Net price impact (rate/mix)	5	4	8	5
Acquisitions	1	1	—	—
Currency translation	(6)	(2)	(21)	(23)

Total net revenues change	(6)%	—%	(28)%	(24) %*

*	Does not add due to rounding to the whole percent.
U.S. & Canada
     In our U.S. & Canada segment, net revenues increased one percent in the quarter and were flat for the year-to-date period. Net revenues results for the quarter and year-to-date period reflect improvements in rate per case partially offset by volume declines and the negative impact of foreign currency translation. Net revenue per case on a currency neutral basis improved by three percent for the quarter and four percent for the year-to-date period, driven by rate increases taken on the majority of our packages to offset rising raw material costs and improve profitability. Reported net revenue per case increased two percent for both the quarter and the year-to-date period, which includes a one percentage point and two percentage point negative impact from foreign currency translation for the quarter and the year-to-date period, respectively.
Europe
     In our Europe segment, net revenues declined 28 percent for the quarter and year-to-date period, due primarily to the negative impact of foreign currency translation and volume declines. Growth in net revenue per case on a currency neutral basis of eight percent for the quarter and nine percent for the year-to-date period was driven primarily by rate actions and disciplined promotional spending. Europe’s reported net revenue per case declined 16 percent for the quarter and 15 percent for the year-to-date period, which includes a 24 percentage point negative impact from foreign currency translation for both the quarter and the year-to-date period.

Mexico
     In our Mexico segment, declines in net revenues of 24 percent for the quarter and year-to-date period, reflect the negative impact of foreign currency translation and lower volume. Net revenue per case on a currency neutral basis grew six percent for the quarter and year-to-date period, primarily due to rate increases to drive margin improvement. Mexico’s reported net revenue per case declined 19 percent for both the quarter and the year-to-date period, which includes a 25 percentage point negative impact from foreign currency translation for both the quarter and the year-to-date period.
Operating Income

	12 Weeks Ended
	June 13, 2009 vs.
	June 14, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
2009 Operating income	$309	$273	$19	$17
2008 Operating income	$350	$276	$45	$29

% Impact of:
Operations	(3)%	5%	(53)%	(8)%
Currency translation	(4)	(2)	(4)	(17)
2008 Restructuring charges	(3)	(2)	(1)	(15)
2007 Restructuring and asset disposal charges	1	1	—	—
Acquisition proposal advisory fees	(4)	(5)	—	—
Acquisitions	1	2	—	—

Total operating income change	(12)%	(1)%	(58)%	(40)%

	24 Weeks Ended
	June 13, 2009 vs.
	June 14, 2008
		U.S. &
	Worldwide	Canada	Europe	Mexico
2009 Operating income (loss)	$426	$417	$(6)	$15
2008 Operating income	$458	$412	$14	$32

% Impact of:
Operations	(2)%	6%	(186)%	(20)%
Currency translation	(2)	(2)	44	(13)
2008 Restructuring charges	(3)	(2)	(4)	(19)
2007 Restructuring and asset disposal charges	1	1	—	—
Acquisition proposal advisory fees	(3)	(4)	—	—
Acquisitions	2	2	—	—

Total operating income change	(7)%	1%	(146)%	(52)%

U.S. & Canada
     In our U.S. & Canada segment, operating income decreased one percent for the quarter and increased one percent for the year-to-date period, driven by the negative impact of items impacting comparability listed above, partially offset by an improvement in operating activities. Increases in operating activities were driven by cost and productivity savings and gross profit per case improvement, partially offset by volume declines.

     On a currency neutral basis gross profit per case improved one percent for the quarter and three percent for the year-to-date period driven by growth in net revenue per case, which more than offset higher raw material costs. Reported gross profit per case declined one percent for the quarter and improved one percent for the year-to-date period, which includes a two percentage point negative impact from foreign currency translation for both the quarter and the year-to-date period.
     SD&A improved two percent for both the quarter and the year-to-date period due to lower costs resulting from productivity initiatives and volume declines coupled with a two percentage point positive impact from foreign currency translation. Restructuring charges and advisory fees relating to the PepsiCo proposal increased SD&A by two percentage points for the quarter and one percentage point for the year-to-date period. SD&A also includes increased costs in connection with employee related benefits, partially offset by a favorable actuarial adjustment for our casualty insurance accrual reflecting improved safety performance.
Europe
     In our Europe segment, operating income declines for the quarter and year-to-date period were driven primarily by decreases in volume partially offset by declines in SD&A.
     Reported gross profit per case in Europe declined 21 percent for the quarter and 19 percent for the year-to-date period, which includes a 21 percentage point negative impact from foreign currency translation for both the quarter and the year-to-date period. Gross profit per case on a currency neutral basis was flat for the quarter and increased two percent for the year-to-date period driven by strong rate increases which offset higher raw material costs. Increases in raw material costs in Europe were primarily due to the negative impact of foreign currency transactional costs resulting from U.S. dollar and Euro denominated purchases in this segment.
     SD&A in Europe improved 28 percent for the quarter and 27 percent for the year-to-date period, which includes a 21 percentage point benefit from foreign currency translation for both the quarter and the year-to-date period. The remaining improvement in SD&A was driven by volume declines, a decrease in bad debt provision due to the Company’s increased focus on credit and collections and lower costs resulting from productivity initiatives throughout Europe.
Mexico
     In our Mexico segment, operating income declines for the quarter and year-to-date period were due to decreases in volume growth, partially offset by improved pricing actions and lower costs resulting from productivity initiatives.
     Reported gross profit per case declined 21 percent for both the quarter and the year-to-date period which includes a negative impact from foreign currency translation of 23 percentage points for the quarter and 24 percentage points for the year-to-date period. Gross profit per case on a currency neutral basis increased two percent for the quarter and three percent for the year-to-date period, reflecting solid margin management which offset rising raw material costs. Higher raw material costs were driven by the negative impact of foreign currency transactional costs resulting from U.S. dollar denominated purchases.
     SD&A improved 24 percent for the quarter and 23 percent for the year-to-date period which includes a 23 percentage point benefit from foreign currency translation for both the quarter and the year-to-date period. Restructuring charges increased SD&A by three percentage points for the quarter and two percentage points for the year-to-date period. The remaining decrease in SD&A growth for the quarter and year-to-date period was driven by lower costs associated with volume declines and reduced operating costs attributable to improved route productivity.

Interest Expense, net
     Net interest expense increased $6 million in the second quarter and $26 million on a year-to-date basis versus the prior year, largely due to higher debt levels associated with the issuance of $750 million of senior notes in January 2009 and the pre-funding of our February 2009 $1.3 billion debt maturity.
Other Non-operating Income, net
     Other net non-operating income was $11 million for the quarter and $4 million for the first 24 weeks of 2009, driven primarily by foreign currency transactional gains recorded in the quarter resulting from strengthening currencies in Europe and Mexico.
Net Income Attributable to Noncontrolling Interests
     Net income attributable to noncontrolling interests primarily reflects PepsiCo’s ownership in Bottling LLC of 6.6 percent, coupled with their 40 percent ownership in the PR Beverages venture. The decrease of $3 million in the second quarter and $5 million on a year-to-date basis was primarily driven by lower income in the PR Beverages venture.
Income Tax Expense
     Our effective tax rate for the 24 weeks ended June 13, 2009 was a benefit of 5.0 percent compared with our effective tax rate of 31.2 percent for the 24 weeks ended June 14, 2008. The decrease in our 2009 effective tax rate was primarily driven by tax audit settlements with the IRS and Canadian tax authorities, which resulted in a tax benefit of approximately $95 million. These audit settlements benefited our effective tax rate by approximately 34 percentage points. In addition, in 2009, we have certain tax planning strategies that are favorably impacting our tax provision.
LIQUIDITY AND FINANCIAL CONDITION
Cash Flows
24 Weeks Ended June 13, 2009 vs. June 14, 2008
     PBG generated $215 million of net cash from operations, an increase of $126 million from 2008. The increase in net cash provided by operations was driven primarily by the timing of disbursements and tax payments, partially offset by an $88 million pension contribution made in 2009.
     Net cash used for investments was $388 million, a decrease of $40 million from 2008. The decrease in cash used for investments was due to lower capital expenditures, partially offset by a loan to our Lebedyansky non-controlled affiliate, which was contemplated as part of the initial capitalization of the purchase of Lebedyansky between PepsiCo and us and higher acquisition spending.
     Net cash used for financing activities was $285 million, an increase of $497 million from 2008. This increase in cash used for financing activities reflects the repayment of our $1.3 billion bond and lower proceeds from short-term borrowings, partially offset by the issuance of a $750 million bond and higher share repurchases in 2008.
Liquidity and Capital Resources
     Our principal sources of cash include cash from our operating activities and the issuance of debt and bank borrowings. We believe that these cash inflows will be sufficient to fund capital expenditures, benefit plan contributions, acquisitions, share repurchases, dividends and working capital requirements for the foreseeable future. Our liquidity remains healthy and management does not expect that it will be materially impacted in the near-future.
     We had $153 million of outstanding commercial paper at June 13, 2009. At December 27, 2008, we had no outstanding commercial paper.
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
     For the 24 weeks ended June 13, 2009, we made $88 million of contributions to the U.S. defined benefit pension trust.
Contractual Obligations
     With the exception of the advisory fees we expect to incur in connection with the PepsiCo proposal discussed in Items Impacting Comparability, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, under the caption “Contractual Obligations”.
CAUTIONARY STATEMENTS
     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:
•	the outcome of, expenses associated with, or developments concerning, PepsiCo’s unsolicited proposal to purchase all outstanding shares of the Company that it does not already own or any litigation related to the proposal;

•	PepsiCo’s ability to affect matters concerning us through its equity ownership of PBG, representation on our Board and approval rights under our Master Bottling Agreement;

•	material changes in expected levels of bottler incentive payments from PepsiCo;

•	material changes from expectations in the cost or availability of ingredients, packaging materials, other raw materials or energy including changes resulting from restrictions on our suppliers required by PepsiCo;

•	limitations on the availability of water or obtaining water rights;

•	an inability to achieve strategic business plan targets;

•	an inability to achieve cost savings;

•	material changes in capital investment for infrastructure and an inability to achieve the expected timing for returns on cold-drink equipment and related infrastructure expenditures;

•	decreased demand for our product resulting from changes in consumers’ preferences;

•	an inability to achieve volume growth through product and packaging initiatives;

•	impact of competitive activities on our business;

•	impact of customer consolidations on our business;

•	unfavorable weather conditions in our markets;

•	an inability to successfully integrate acquired businesses or to meet projections for performance in newly acquired territories;

•	loss of business from a significant customer;

•	loss of key members of management;

•	failure or inability to comply with laws and regulations;

•	litigation, other claims and negative publicity relating to alleged unhealthy properties or environmental impact of our products;

•	changes in laws and regulations governing the manufacture and sale of food and beverages, the environment, transportation, employee safety, labor and government contracts;

•	changes in accounting standards and taxation requirements (including unfavorable outcomes from audits performed by various tax authorities);

•	an increase in costs of pension, medical and other employee benefit costs;

•	unfavorable market performance of assets in our pension plans or material changes in key assumptions used to calculate the liability of our pension plans, such as discount rate;

•	unforeseen social, economic and political changes;

•	possible recalls of our products;

•	interruptions of operations due to labor disagreements;

•	limitations on our ability to invest in our business as a result of our repayment obligations under our existing indebtedness;

•	changes in our debt ratings, an increase in financing costs or limitations on our ability to obtain credit; and

•	material changes in expected interest and currency exchange rates.
     For additional information on these and other risks and uncertainties that could cause our actual results to materially differ from those expressed or implied in our forward-looking statements, see the “Risk Factors” section of this Report and our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our Consolidated Financial Statements, results of operations or cash flows.
Item 1A. Risk Factors
     There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 with the exception of the following:
     Uncertainty resulting from PepsiCo’s unsolicited proposal to purchase all outstanding shares of the Company that it does not already own and related matters could adversely affect our business and financial results.
     On April 19, 2009, we received an unsolicited proposal from PepsiCo to purchase all outstanding shares of common stock of the Company that PepsiCo does not already own. On May 4, 2009, our Board of Directors rejected the proposal. Until the status of this proposal is resolved, there may be continuing uncertainty for our employees, customers and other business partners. This continuing uncertainty could negatively impact our business. Additionally, we and members of our Board of Directors have been named in a number of lawsuits relating to the PepsiCo proposal as more fully described in Note 15 — “Contingencies” to our Condensed Consolidated Financial Statements. These lawsuits or any future lawsuits may be time consuming and expensive. These matters, alone or in combination, could have a material adverse effect on our business and financial results.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PBG PURCHASES OF EQUITY SECURITIES
     We did not repurchase shares of PBG common stock in the second quarter of 2009. Since the inception of our share repurchase program in October 1999, we have repurchased approximately 146 million shares of PBG common stock. Our share repurchases for the second quarter of 2009 are as follows:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs [1]

Period 4 03/22/09—04/18/09	—	—	—	28,540,400
Period 5 04/19/09—05/16/09	—	—	—	28,540,400
Period 6 05/17/09—06/13/09	—	—	—	28,540,400

Total	—	—	—

[1]	The PBG Board has authorized the repurchase of shares of common stock on the open market and through negotiated transactions as follows:

Number of Shares
Authorized to be
Date Share Repurchase Program was Publicly Announced	Repurchased

October 14, 1999	20,000,000
July 13, 2000	10,000,000
July 11, 2001	20,000,000
May 28, 2003	25,000,000
March 25, 2004	25,000,000
March 24, 2005	25,000,000
December 15, 2006	25,000,000
March 27, 2008	25,000,000

Total shares authorized to be repurchased as of June 13, 2009	175,000,000

     Unless terminated by resolution of the PBG Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.	The Annual Meeting of Shareholders of PBG was held on May 27, 2009.

b.	The names of all directors are set forth below. The proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the nominees as listed in the proxy statement and all such nominees were elected.

c.	A brief description of each matter voted on and the number of votes cast are as follows:

	Number of Votes
				Broker
Description of Proposals	For	Against	Abstain	Non-Votes
1) Election of Directors:
Linda G. Alvarado	95,870,996	19,113,138	95,261,021	N/A
Barry H. Beracha	100,711,329	14,274,525	95,259,301	N/A
John C. Compton	206,841,350	3,359,128	44,677	N/A
Eric J. Foss	99,458,798	15,531,115	95,255,242	N/A
Ira D. Hall	93,125,925	21,895,487	95,223,743	N/A
Susan D. Kronick	89,283,537	25,708,875	95,252,743	N/A
Blythe J. McGarvie	100,591,813	14,384,523	95,268,819	N/A
John A. Quelch	89,296,541	25,732,118	95,216,496	N/A
Javier G. Teruel	100,892,560	14,138,313	95,214,282	N/A
Cynthia M. Trudell	206,809,767	3,376,525	58,863	N/A

2) Proposal to approve an amendment and restatement of The PBG Directors’ Stock Plan	46,918,828	153,427,788	50,479	9,848,060

3) Ratification of appointment of Deloitte & Touche LLP as independent auditors	210,119,722	85,431	40,002	N/A

Item 6.
EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
4.1	Amendment No. 1, dated May 18, 2009, to Rights Agreement dated May 4, 2009 between The Pepsi Bottling Group, Inc. and Mellon Investor Services LLC

4.2	Rights Agreement, dated May 18, 2009, between The Pepsi Bottling Group, Inc. and Mellon Investor Services LLC

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PEPSI BOTTLING GROUP, INC.
(Registrant)

Date: July 14, 2009	/s/ Thomas M. Lardieri
Thomas M. Lardieri
Vice President and Controller

Date: July 14, 2009	/s/ Alfred H. Drewes
Alfred H. Drewes
Senior Vice President and Chief Financial Officer