Form 10-K
period 2009-12-26
PEPSI BOTTLING GROUP INC
filed 2010-02-22
CIK 1076405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 26, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock and Class B Common Stock of The Pepsi Bottling Group, Inc. outstanding as of February 12, 2010 was 221,798,326 and 100,000, respectively. The aggregate market value of The Pepsi Bottling Group, Inc. Capital Stock held by non-affiliates of The Pepsi Bottling Group, Inc. (assuming for the sole purpose of this calculation, that all executive officers and directors of The Pepsi Bottling Group, Inc. are affiliates of The Pepsi Bottling Group, Inc.) as of June 12, 2009 was $4,858,397,101 (based on the closing sale price of The Pepsi Bottling Group, Inc.’s Capital Stock on that date as reported on the New York Stock Exchange).

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated

N/A	N/A

Table of Contents	The Pepsi Bottling Group, Inc.
Annual Report 2009

PART I

ITEM 1.	BUSINESS
Introduction
          The Pepsi Bottling Group, Inc. (“PBG”) was incorporated in Delaware in January, 1999, as a wholly owned subsidiary of PepsiCo, Inc. (“PepsiCo”) to effect the separation of most of PepsiCo’s company-owned bottling businesses. PBG became a publicly traded company on March 31, 1999. As of January 22, 2010, PepsiCo’s ownership represented 31.6% of the outstanding common stock and 100% of the outstanding Class B common stock, together representing 38.6% of the voting power of all classes of PBG’s voting stock. PepsiCo also owned approximately 6.6% of the equity interest of Bottling Group, LLC, PBG’s principal operating subsidiary, as of January 22, 2010. When used in this Report, “PBG,” “we,” “us,” “our” and the “Company” each refers to The Pepsi Bottling Group, Inc. and, where appropriate, to Bottling Group, LLC, which we also refer to as “Bottling LLC.”
          On August 3, 2009, we entered into a merger agreement with PepsiCo and Pepsi-Cola Metropolitan Bottling Company, Inc., a wholly owned subsidiary of PepsiCo (“Metro”), pursuant to which we will merge with and into Metro, with Metro continuing as the surviving company and a wholly owned subsidiary of PepsiCo. Under the terms of the merger agreement, PepsiCo will acquire all outstanding shares of PBG common stock it does not already own for the price of $36.50 in cash or 0.6432 shares of PepsiCo common stock, subject to proration such that the aggregate consideration to be paid to PBG shareholders shall be 50 percent in cash and 50 percent in PepsiCo common stock. At a special meeting of our shareholders held on February 17, 2010, our shareholders adopted the merger agreement. The transaction is subject to certain regulatory approvals and is expected to be finalized by the end of the first quarter of 2010.
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
          In 2009, approximately 78% of our net revenues were generated in the U.S. & Canada, 13% of our net revenues were generated in Europe, and the remaining 9% of our net revenues were generated in Mexico. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 in the Notes to Consolidated Financial Statements for additional information regarding the business and operating results of our reportable segments.
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

          In 2009, approximately 76% of our sales volume in the U.S. & Canada was derived from carbonated soft drinks and the remaining 24% was derived from non-carbonated beverages, 69% of our sales volume in Europe was derived from carbonated soft drinks and the remaining 31% was derived from non-carbonated beverages, and 53% of our Mexico sales volume was derived from carbonated soft drinks and the remaining 47% was derived from non-carbonated beverages. Our principal beverage brands include the following:

U.S. & Canada
Pepsi	Sierra Mist	Lipton
Diet Pepsi	Sierra Mist Free	SoBe
Diet Pepsi Max	Aquafina	SoBe Adrenaline Rush
Wild Cherry Pepsi	Aquafina FlavorSplash	SoBe Lifewater
Pepsi Lime	G2 from Gatorade	Starbucks Frappuccino®
Pepsi ONE	Propel	Dole
Mountain Dew	Crush	Muscle Milk
Diet Mountain Dew	Tropicana juice drinks	Rockstar
Amp Energy	Mug Root Beer
Mountain Dew Code Red	Trademark Dr Pepper

Europe
Pepsi	Tropicana	Fruko
Pepsi Light	Aqua Minerale	Yedigun
Pepsi Max	Mirinda	Tamek
7UP	IVI	Lipton
KAS	Fiesta

Mexico
Pepsi	Mirinda	Electropura
Pepsi Light	Manzanita Sol	e-pura
7UP	Squirt	Jarritos
KAS	Garci Crespo	Lipton
Belight	Aguas Frescas	Sangria Casera
          No individual customer accounted for 10% or more of our total revenues in 2009, except for sales to Wal-Mart Stores, Inc. and its affiliated companies which accounted for 11% of our revenues in 2009, primarily as a result of transactions in the U.S. & Canada segment. We have an extensive direct store distribution system in the United States, Canada and Mexico. In Europe, we use a combination of direct store distribution and distribution through wholesalers, depending on local marketplace considerations.
Raw Materials and Other Supplies
          We purchase the concentrates to manufacture Pepsi-Cola beverages and other beverage products from PepsiCo and other beverage companies.
          In addition to concentrates, we purchase various ingredients, packaging materials and energy such as sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials, carbon dioxide, some finished goods, electricity, natural gas and motor fuel. We generally purchase our raw materials, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of such raw materials in the United States and Canada and, with respect to some of our raw materials, in certain of our international markets. The Pepsi beverage agreements, as described below, provide that, with respect to the beverage products of PepsiCo, all authorized containers, closures, cases, cartons and other packages and labels may be purchased only from manufacturers approved by PepsiCo. There are no materials or supplies used by PBG that are currently in short supply. The supply or cost of specific materials could be adversely affected by various factors, including price changes, economic conditions, strikes, weather conditions and governmental controls.
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
          The Master Bottling Agreement requires us to meet annually with PepsiCo to discuss plans for the ensuing year and the following two years. At such meetings, we are obligated to present plans that set out in reasonable detail our marketing plan, our management plan and advertising plan with respect to the cola beverages for the year. We must also present a financial plan showing that we have the financial capacity to perform our duties and obligations under the Master Bottling Agreement for that year, as well as sales, marketing, advertising and capital expenditure plans for the two years following such year. PepsiCo has the right to approve such plans, which approval shall not be unreasonably withheld. In 2009, PepsiCo approved our plans.
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

          If we acquire control, directly or indirectly, of any bottler of cola beverages, we must cause the acquired bottler to amend its bottling appointments for the cola beverages to conform to the terms of the Master Bottling Agreement. Under the Master Bottling Agreement, PepsiCo has agreed not to withhold approval for any acquisition of rights to manufacture and sell Pepsi trademarked cola beverages within a specific area — currently representing approximately 10.3% of PepsiCo’s U.S. bottling system in terms of volume — if we have successfully negotiated the acquisition and, in PepsiCo’s reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement. We have agreed not to acquire or attempt to acquire any rights to manufacture and sell Pepsi trademarked cola beverages outside of that specific area without PepsiCo’s prior written approval.
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
          An event of default will also occur if any person or affiliated group acquires any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 15% of any class or series of our voting securities without the consent of PepsiCo. As of February 12, 2010, to our knowledge, no shareholder of PBG, other than PepsiCo, held more than 5% of our common stock.
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

          The Master Syrup Agreement contains provisions that are similar to those contained in the Master Bottling Agreement with respect to concentrate pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The Master Syrup Agreement had an initial term of five years which expired in 2004 and has thereafter automatically renewed for two additional five-year periods, including the most recent renewal in 2009. The Master Syrup Agreement will automatically renew for additional five-year periods, unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Master Syrup Agreement without cause at any time upon twenty-four months notice. In the event PepsiCo terminates the Master Syrup Agreement without cause, PepsiCo is required to pay us the fair market value of our rights thereunder. Our Master Syrup Agreement will terminate if PepsiCo terminates our Master Bottling Agreement.
          Terms of Other U.S. Bottling Agreements. The bottling agreements between us and other licensors of beverage products, including Dr Pepper Snapple Group for Dr Pepper, Crush, Schweppes, Canada Dry, Hawaiian Punch and Squirt, the Pepsi/Lipton Tea Partnership for Lipton Brisk and Lipton Iced Tea, and the North American Coffee Partnership for Starbucks Frappuccino®, contain provisions generally similar to those in the Master Bottling Agreement as to use of trademarks, trade names, approved containers and labels, sales of imitations and causes for termination. Some of these beverage agreements have limited terms and, in most instances, prohibit us from dealing in similar beverage products. The agreements with Dr Pepper Snapple Group contain a provision that permits the Dr Pepper Snapple Group to terminate the agreements in the event of a sale of more than 10% of our stock. Because the pending PepsiCo merger would trigger this provision, PepsiCo and Dr Pepper Snapple Group have entered into new bottling agreements that will be effective upon closing of the merger.
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
Seasonality
          Sales of our products are seasonal, particularly in our Europe segment, where sales volumes tend to be more sensitive to weather conditions. Our peak season across all of our segments is the warm summer months beginning in May and ending in September. More than 70% of our operating income is typically earned during the second and third quarters and more than 80% of cash flow from operations is typically generated in the third and fourth quarters.
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
          Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo in our U.S. territories ranges from approximately 23% to approximately 43%. Our market share for carbonated soft drinks sold under trademarks owned by PepsiCo for each country outside the United States in which we do business is as follows: Canada 46%; Russia 17%; Turkey 18%; Spain

10% and Greece 14% (including market share for our IVI brand). In addition, market share for our territories and the territories of other Pepsi bottlers in Mexico is 16% for carbonated soft drinks sold under trademarks owned by PepsiCo.
          Our market share for liquid refreshment beverages sold under trademarks owned by PepsiCo in our U.S. territories is approximately 26%. Our market share for liquid refreshment beverages sold under trademarks owned by PepsiCo for each country outside the United States in which we do business is as follows: Canada 23%; Russia 21%; Turkey 17%; Spain 7% and Greece 11% (including market share for our IVI brand). In addition, market share for our territories and the territories of other Pepsi bottlers in Mexico is 18% for liquid refreshment beverage sold under trademarks owned by PepsiCo.
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
          Bottle and Can Legislation. Legislation has been enacted in certain U.S. states and Canadian provinces where we operate that generally prohibits the sale of certain beverages in non-refillable containers unless a deposit or levy is charged for the container. These include California, Connecticut, Delaware, Hawaii, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, British Columbia, Alberta, Saskatchewan, Manitoba, New Brunswick, Nova Scotia and Quebec.
          Connecticut, Massachusetts, Michigan and New York have statutes that require us to pay all or a portion of unclaimed container deposits to the state. Hawaii and California impose a levy on beverage containers to fund a waste recovery system.
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

          We are not aware of similar material legislation being enacted in any other areas served by us. The recent economic downturn, however, has resulted in reduced tax revenue for many states and has increased the need for some states to identify new revenue sources. Some states may pursue additional revenue through new or amended bottle and can legislation. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.
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
          We are not aware of any material soft drink taxes that have been enacted in any other market served by us. The recent economic downturn, however, has resulted in reduced tax revenue for many states and has increased the need for some states to identify new revenue sources. Some states may pursue additional revenue through new or amended soft drink or similar excise tax legislation. We are unable to predict, however, whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.
          New York State Governor, David Paterson, has included a recommendation in his 2011 proposed budget that essentially would place a one cent per ounce tax on sweetened beverages sold in that state. Whether such tax will be enacted is unknown at this point. A similar proposal was included in the 2010 proposed budget, but was withdrawn before legislative consideration due to strong public and political opposition.
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

Employees
          As of December 26, 2009, we employed approximately 64,900 workers, of whom approximately 32,500 were employed in the United States. Approximately 8,500 of our workers in the United States are union members and approximately 15,100 of our workers outside the United States are union members. We consider relations with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.
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
          Additionally, we have made available, free of charge, the following governance materials on our website at www.pbg.com under Investor Relations — Company Information — Corporate Governance: Certificate of Incorporation, Bylaws, Corporate Governance Principles and Practices, Worldwide Code of Conduct (including any amendment thereto), Director Independence Policy, the Audit and Affiliated Transactions Committee Charter, the Compensation and Management Development Committee Charter, the Nominating and Corporate Governance Committee Charter, the Disclosure Committee Charter and the Policy and Procedures Governing Related-Person Transactions. These governance materials are available in print, free of charge, to any PBG shareholder upon request.
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
          For additional information, see Note 13 in the Notes to Consolidated Financial Statements included in Item 7 below.

ITEM 1A.	RISK FACTORS
          Our business and operations entail a variety of risks and uncertainties, including those described below.
We may not be able to respond successfully to consumer trends related to carbonated and non-carbonated beverages.
          Consumer trends with respect to the products we sell are subject to change. Consumers are seeking increased variety in their beverages, and there is a growing interest among the public regarding the ingredients in our products, the attributes of those ingredients and health and wellness issues generally. This interest has resulted in a decline in consumer demand for carbonated soft drinks and an increase in consumer demand for products associated with health and wellness, such as water, enhanced water, teas and certain other non-carbonated beverages. Consumer preferences may change due to a variety of other factors, including the aging of the general population, changes in social trends, the real or perceived impact the manufacturing of our products has on the environment, changes in consumer demographics, changes in travel, vacation or leisure activity patterns, a downturn in economic conditions or taxes specifically targeting the consumption of our products. Any of these changes may reduce consumers’ demand for our products. For example, the recent downturn in economic conditions has adversely impacted sales of certain of our higher margin products, including our products sold for immediate consumption in restaurants.
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
          Our retail customers are consolidating, leaving fewer customers with greater overall purchasing power and, consequently, greater influence over our pricing, promotions and distribution methods. Because we do not operate in all markets in which these customers operate, we must rely on PepsiCo and other Pepsi bottlers to service such customers outside of our markets. The inability of

PepsiCo or Pepsi bottlers as a whole to meet the product, packaging and service demands of our largest customers could lead to a loss or decrease in business from such customers and have a material adverse effect on our business and financial results.
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
          The prices of some of our ingredients, packaging materials, other raw materials and energy, including aluminum, resin, high fructose corn syrup and motor fuel, have recently experienced unprecedented volatility, which in turn can unpredictably and substantially alter our costs. We have implemented a hedging strategy to better predict our costs of some of these products. In a volatile market, however, such strategy includes a risk that, during a particular period of time, market prices fall below our hedged price and we pay higher than market prices for certain products. As a result, under certain circumstances, our hedging strategy may increase our overall costs.
          If there is a significant or sustained increase in the costs of our ingredients, packaging materials, other raw materials or energy, and we are unable to pass effectively the increased costs on to our customers in the form of higher prices, there could be a material adverse effect on our business and financial results.
Changes in the legal and regulatory environment, including those related to climate change, could increase our costs or liabilities or impact the sale of our products.
          Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies as well as foreign governmental entities. Such regulations relate to, among other things, food and drug laws, competition laws, labor laws, taxation requirements (including taxes specifically targeting the consumption of our products), bottle and can legislation (see above under “Governmental Regulation Applicable to PBG”), accounting standards and environmental laws.
          There is also growing support for the conclusion that emissions of greenhouse gases are linked to global climate change, which may result in more regional, federal and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. Until any such requirements come into effect, it is difficult to predict their impact on our business or financial results, including any impact on our supply chain costs. In the interim, we are working to improve our systems to record baseline data and monitor our greenhouse gas emissions and, during the process of developing our business strategies, we consider the impact our plans may have on the environment.
          We cannot assure you that we have been or will at all times be in compliance with all regulatory requirements or that we will not incur material costs or liabilities in connection with existing or new regulatory requirements, including those related to climate change.
Our pending merger with PepsiCo may cause disruption in our business and, if the pending merger does not occur, we will have incurred significant expenses and our stock price may decline.
          The announcement of our pending merger with PepsiCo, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and operations, which may have an impact on our financial performance. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the pending merger, whether or not consummated, may impact our relationships with third parties.

          The completion of the pending merger is subject to certain conditions, including, among others (i) adoption of the merger agreement by our shareholders, (ii) the absence of certain legal impediments to the consummation of the pending merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and obtaining antitrust approvals in certain other jurisdictions, (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by us and PepsiCo, respectively, and compliance by us and PepsiCo with our and their respective obligations under the merger agreement, (v) declaration of the effectiveness by the SEC of the Registration Statement on Form S-4/A filed by PepsiCo on January 12, 2010, and (vi) the non-occurrence of a Material Adverse Effect (as defined in the merger agreement) on PBG or PepsiCo. As of February 22, 2010, some of these closing conditions, such as adoption of the merger agreement by our shareholders, obtaining antitrust approval in jurisdictions outside the United States, and declaration of the effectiveness by the SEC of the Form S-4/A filed by PepsiCo, have been satisfied. Other closing conditions, however, remained unsatisfied as of February 22, 2010, including, but not limited to, the expiration or termination of the applicable waiting period under the HSR Act.
          If the merger agreement is terminated under certain circumstances, then we would be required to pay PepsiCo a termination fee of approximately $165 million. On November 16, 2009, in connection with the settlement of certain stockholder litigation, PepsiCo agreed, among other things, to reduce the termination fee to $115 million. Upon approval of the merger agreement by our shareholders on February 17, 2010, the circumstances under which we would be required to pay PepsiCo a termination fee ceased to exist.
          We cannot predict whether all of the closing conditions for the pending merger set forth in the merger agreement will be satisfied. As a result, we cannot assure you that the pending merger will be completed. If the closing conditions for the pending merger set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline. In addition, if the pending merger does not occur, we will nonetheless remain liable for significant expenses that we have incurred related to the transaction.
          Additionally, we and members of our Board of Directors have been named in a number of lawsuits relating to the pending merger. The parties to these lawsuits entered into a settlement stipulation, which is subject to customary conditions, as more fully described in Note 18 “Contingencies” to our Consolidated Financial Statements.
          These matters, alone or in combination, could have a material adverse effect on our business and financial results.
PepsiCo’s equity ownership of PBG could affect matters concerning us.
          As of January 22, 2010, PepsiCo owned approximately 38.6% of the combined voting power of our voting stock (with the balance owned by the public). PepsiCo will be able to significantly affect the outcome of PBG’s shareholder votes, thereby affecting matters concerning us.
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
          In addition, we are subject to certain contractual restrictions on the conduct of our business pursuant to the terms of the merger agreement between us and PepsiCo, as more fully described in the risk factor above entitled “Our pending merger with PepsiCo may cause disruption in our business and, if the pending merger does not occur, we will have incurred significant expenses and our stock price may decline.”
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
Deterioration of economic conditions could harm our business.
          Our business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges) and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our products or increase our costs, thereby negatively affecting our financial results.
          The recent deterioration of economic conditions, could, among other things, make it more difficult or costly for us to obtain financing for our operations or investments, adversely impact the credit worthiness of our customers or suppliers, and decrease the value of our investments in equity and debt securities, including our marketable debt securities and pension and other postretirement plan assets.

Our foreign operations are subject to social, political and economic risks and may be adversely affected by foreign currency fluctuations.
          In the fiscal year ended December 26, 2009, approximately 30% of our net revenues were generated in territories outside the United States. Social, economic and political developments in our international markets (including Russia, Mexico, Canada, Spain, Turkey and Greece) may adversely affect our business and financial results. These developments may lead to new product pricing, tax or other policies and monetary fluctuations that may adversely impact our business and financial results. The overall risks to our international businesses also include changes in foreign governmental policies. In addition, we are expanding our investment and sales and marketing efforts in certain emerging markets, such as Russia. Expanding our business into emerging markets may present additional risks beyond those associated with more developed international markets. For example, Russia has been a significant source of our profit growth, but is now experiencing an economic downturn, which if sustained may have a material adverse impact on our business and financial results. Additionally, our cost of goods, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. For example, the recent weakening of foreign currencies negatively impacted our earnings in 2009 compared with the prior year.
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
          Approximately 30% of our U.S. and Canadian employees are covered by collective bargaining agreements. These agreements generally expire at various dates over the next five years. Our inability to successfully renegotiate these agreements could cause work stoppages and interruptions, which may adversely impact our operating results. The terms and conditions of existing or renegotiated agreements could also increase our costs or otherwise affect our ability to increase our operational efficiency.
Benefits cost increases could reduce our profitability or cash flow.
          Our profitability and cash flow is substantially affected by the costs of pension, postretirement medical and employee medical and other benefits. Recently, these costs have increased significantly due to factors such as fluctuations in investment returns on pension assets, changes in discount rates used to calculate pension and related liabilities, and increases in health care costs. Although we actively seek to control increases, there can be no assurance that we will succeed in limiting future cost increases, and continued upward pressure in these costs could have a material adverse affect on our business and financial performance.
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
          Our corporate headquarters is located in leased property in Somers, New York. In addition, we have a total of 590 manufacturing and distribution facilities, as follows:

	U.S. & Canada	Europe	Mexico

Manufacturing Facilities
Owned	50	15	22
Leased	2	—	3
Other	3	—	—

Total	55	15	25

Distribution Facilities
Owned	222	11	81
Leased	51	55	75

Total	273	66	156

          We also own or lease and operate approximately 37,100 vehicles, including delivery trucks, delivery and transport tractors and trailers and other trucks and vans used in the sale and distribution of our beverage products. We also own more than two million coolers, soft drink dispensing fountains and vending machines.
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
          For further information about our legal proceedings see Note 18 in the Notes to Consolidated Financial Statements, which discussion is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our common stock is listed on the New York Stock Exchange under the symbol “PBG.” Our Class B common stock is not publicly traded. On February 12, 2010, the last sales price for our common stock on the New York Stock Exchange was $37.82 per share. The following table sets forth the intra-day high and low sales prices per share of our common stock during each of our fiscal quarters in 2009 and 2008.

2009	High	Low

First Quarter	$23.76	$16.82
Second Quarter	$34.83	$19.59
Third Quarter	$36.57	$32.52
Fourth Quarter	$38.74	$36.02

2008	High	Low

First Quarter	$42.02	$31.53
Second Quarter	$35.10	$30.40
Third Quarter	$31.97	$26.02
Fourth Quarter	$33.13	$15.78

Shareholders
          As of February 5, 2010, there were approximately 47,893 registered and beneficial holders of our common stock. PepsiCo is the holder of all of our outstanding shares of Class B common stock.
Dividend Policy
          Quarterly cash dividends are usually declared in late January or early February, March, July and October and paid at the end of March, June, and September and at the beginning of January. The dividend record date for the first quarter of 2010 is March 5, 2010.
          We declared the following dividends on our common stock during fiscal years 2009 and 2008:

Quarter	2009	2008

1	$.17	$.14
2	$.18	$.17
3	$.18	$.17
4	$.18	$.17

Total	$.71	$.65

Performance Graph
          The following performance graph compares the cumulative total return of our common stock to the Standard & Poor’s 500 Stock Index and to an index of peer companies selected by us (the “Bottling Group Index”). The Bottling Group Index consists of Coca-Cola Hellenic Bottling Company S.A., Coca-Cola Bottling Co. Consolidated, Coca-Cola Enterprises Inc., Coca-Cola FEMSA ADRs, and PepsiAmericas, Inc. The graph assumes the return on $100 invested on December 25, 2004 until December 26, 2009. The returns of each member of the Bottling Group Index are weighted according to each member’s stock market capitalization as of the beginning of the period measured and includes the subsequent reinvestment of dividends.

	Year-ended
	2004	2005	2006	2007	2008	2009

PBG(1)	100	108	118	154	87	152
Bottling Group Index	100	110	133	193	100	169
S & P 500 Index	100	105	122	129	78	103

(1)	The closing price for a share of our common stock on December 24, 2009, the last trading day of our fiscal year, was $37.56.

PBG Purchases of Equity Securities
          We did not repurchase shares in 2009. Since the inception of our share repurchase program in October 1999 and through the end of fiscal year 2009, approximately 146 million shares of PBG common stock have been repurchased. Our share repurchases for the fourth quarter of 2009 are as follows:

Maximum
Number (or
			Total Number	Approximate
			of Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	Total		as Part of	that May Yet
	Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs(3)	Programs(3)

Period 10
09/06/09-10/03/09	—	—	—	28,540,400
Period 11
10/04/09-10/31/09	—	—	—	28,540,400
Period 12
11/01/09-11/28/09	—	—	—	28,540,400
Period 13
11/29/09-12/26/09	—	—	—	28,540,400

Total	—	—	—

(1)	Shares have only been repurchased through publicly announced programs.

(2)	Average share price excludes brokerage fees.

(3)	Our Board has authorized the repurchase of shares of our common stock on the open market and through negotiated transactions as follows:

Number of Shares
Date Share Repurchase Programs	Authorized to be
were Publicly Announced	Repurchased

October 14, 1999	20,000,000
July 13, 2000	10,000,000
July 11, 2001	20,000,000
May 28, 2003	25,000,000
March 25, 2004	25,000,000
March 24, 2005	25,000,000
December 15, 2006	25,000,000
March 27, 2008	25,000,000

Total shares authorized to be repurchased as of December 26, 2009	175,000,000

          Unless terminated by resolution of our Board, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6.	SELECTED FINANCIAL DATA
SELECTED FINANCIAL AND OPERATING DATA
in millions, except per share data

Fiscal years ended	2009(1)	2008(2)	2007(3)	2006(4)	2005(5)
Statement of Operations Data:
Net revenues	$13,219	$13,796	$13,591	$12,730	$11,885
Cost of sales	7,379	7,586	7,370	6,900	6,345

Gross profit	5,840	6,210	6,221	5,830	5,540
Selling, delivery and administrative expenses	4,792	5,149	5,150	4,813	4,517
Impairment charges	—	412	—	—	—

Operating income	1,048	649	1,071	1,017	1,023
Interest expense, net	303	290	274	266	250
Other non-operating (income) expenses, net	(4)	25	(6)	11	1

Income before income taxes	749	334	803	740	772
Income tax expense (6) (7) (8)	43	112	177	159	247

Net income	706	222	626	581	525
Less: Net income attributable to noncontrolling interests	94	60	94	59	59

Net income attributable to PBG	$612	$162	$532	$522	$466

Per Share Data Attributable to PBG’s Common Shareholders:
Basic earnings per share	$2.84	$0.75	$2.35	$2.22	$1.91
Diluted earnings per share	$2.77	$0.74	$2.29	$2.16	$1.86
Cash dividends declared per share	$0.71	$0.65	$0.53	$0.41	$0.29
Weighted-average basic shares outstanding	216	216	226	236	243
Weighted-average diluted shares outstanding	221	220	233	242	250

Other Financial Data:
Cash provided by operations	$1,108	$1,284	$1,437	$1,228	$1,219
Capital expenditures	$(556)	$(760)	$(854)	$(725)	$(715)
Balance Sheet Data (at period end):
Total assets	$13,570	$12,982	$13,115	$11,927	$11,524
Long-term debt	$5,449	$4,784	$4,770	$4,754	$3,939
Noncontrolling interests	$1,292	$1,148	$973	$540	$496
Accumulated other comprehensive loss(9)	$(596)	$(938)	$(48)	$(361)	$(262)
PBG shareholders’ equity	$2,417	$1,343	$2,615	$2,084	$2,043

(1)	Our fiscal year 2009 results include a $40 million pre-tax charge for advisory fees related to the pending merger with PepsiCo and a $24 million pre-tax charge related to restructuring charges. See Items Affecting Comparability of Our Financial Results in Item 7.

(2)	Our fiscal year 2008 results include $412 million in pre-tax non-cash impairment charges relating primarily to distribution rights and product brands in Mexico and an $83 million pre-tax charge related to restructuring charges. See Items Affecting Comparability of Our Financial Results in Item 7.

(3)	Our fiscal year 2007 results include a $30 million pre-tax charge related to restructuring charges and a $23 million pre-tax charge related to our asset disposal plan. See Items Affecting Comparability of Our Financial Results in Item 7.

(4)	In fiscal year 2006, we adopted accounting guidance related to share-based payments resulting in a $65 million decrease in operating income or $0.17 per diluted earnings per share. Results for prior periods have not been restated as provided for under the modified prospective approach.

(5)	Our fiscal year 2005 results include an extra week of activity. The pre-tax income generated from the extra week was spent back in strategic initiatives within our selling, delivery and administrative expenses and, accordingly, had no impact on our diluted earnings per share.

(6)	Our fiscal year 2009 results include a non-cash tax benefit of $158 million due to tax audit settlements in the U.S., Canada and our international jurisdictions, partially offset by a net non-cash tax charge of $65 million due to tax law changes in Canada and Mexico. See Items Affecting Comparability of Our Financial Results in Item 7.

(7)	Our fiscal year 2007 results include a non-cash tax benefit of $46 million due to the reversal of net tax contingency reserves and a net non-cash tax benefit of $13 million due to tax law changes in Canada and Mexico. See Items Affecting Comparability of Our Financial Results in Item 7.

(8)	Our fiscal year 2006 results include a tax benefit of $11 million from tax law changes in Canada, Turkey, and in various U.S. jurisdictions and a $55 million tax benefit from the reversal of tax contingency reserves due to completion of our IRS audit of our 1999-2000 income tax returns.

(9)	In fiscal year 2006, we recorded a $159 million loss, net of taxes and noncontrolling interests, to accumulated other comprehensive loss related to the adoption of new pension and postretirement rules, requiring the Company to record the funded status of each of our pension and postretirement plans.

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
     We have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of the U.S., Mexico, Canada, Spain, Russia, Greece and Turkey. PBG manages and reports operating results through three reportable segments: U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico. As shown in the graph below, the U.S. & Canada segment is the dominant driver of our results, generating 68 percent of our volume, 78 percent of our net revenues and 84 percent of our operating income.
     The majority of our volume is derived from brands licensed from PepsiCo, Inc. (“PepsiCo”) or PepsiCo joint ventures. These brands are some of the most recognized in the world and consist of carbonated soft drinks (“CSDs”) and non-carbonated beverages. Our CSDs include brands such as Pepsi-Cola, Diet Pepsi, Diet Pepsi Max, Mountain Dew and Sierra Mist. Our non-carbonated beverages portfolio includes brands with Starbucks Frapuccino in the ready-to-drink coffee category; Amp Energy and SoBe Adrenaline Rush in the energy drink category; SoBe and Tropicana in the juice and juice drinks category; Aquafina in the water category; and Lipton Iced Tea in the tea category. We continue to strengthen our powerful portfolio highlighted by our focus on the hydration category with SoBe Lifewater, Propel fitness water and G2 in the United States. In some of our territories we have the right to manufacture, sell and distribute soft drink products of companies other than PepsiCo, including Dr Pepper, Crush, Squirt and Rockstar. We also have the right in some of our territories to manufacture, sell and distribute beverages under brands that we own, including Electropura, e-pura and Garci Crespo. See Part I, Item 1 of this report for a listing of our principal products by segment.
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
     Our customers range from large format accounts, including large chain foodstores, supercenters, mass merchandisers, chain drug stores, club stores and military bases, to small independently owned shops and foodservice businesses. Changes in consumer shopping trends and current economic trends are shifting more of our volume to channels such as supercenters, club and dollar stores. Retail consolidation continues to increase the strategic significance of our large-volume customers. No individual customer accounted for 10 percent or more of our total revenue in 2009, except for sales to Walmart Stores, Inc. and its affiliates which were 11 percent of our revenue in 2009, primarily as a result of transactions in the U.S. & Canada segment. Sales to our top five retail customers represented approximately 21 percent of our net revenues in 2009.
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
     Our financial success is dependent on a number of factors, including: our strong partnership with PepsiCo, the customer relationships we cultivate, the pricing we achieve in the marketplace, our market execution, our ability to meet changing consumer preferences and the efficiencies we achieve in manufacturing and distributing our products. Key indicators of our financial success are: the number of physical cases we sell, the net price and gross margin we achieve on a per-case basis, cash and capital management and our overall cost productivity which reflects how well we manage our raw material, manufacturing, distribution and other overhead costs.
     The discussion and analysis throughout Management’s Financial Review should be read in conjunction with the Consolidated Financial Statements and the related accompanying notes. The preparation of our Consolidated Financial Statements and the related accompanying notes in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our Consolidated Financial Statements and the related accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future, in determining the estimates that affect our Consolidated Financial Statements. We evaluate our estimates on an on-going basis using our historical experience as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results may differ from these estimates.
CRITICAL ACCOUNTING POLICIES
     Our significant accounting policies are discussed in Note 2 in the Notes to Consolidated Financial Statements. Management believes the following policies, which require the use of estimates, assumptions and the application of judgment, to be the most critical to the portrayal of PBG’s results of operations and financial condition. We applied these accounting policies and estimation methods consistently in all material respects and have discussed the selection of these policies and related disclosures with the Audit and Affiliated Transactions Committee of our Board of Directors.
OTHER INTANGIBLE ASSETS, NET AND GOODWILL
     Our intangible assets consist primarily of franchise rights, distribution rights, licensing rights, brands and goodwill and principally arise from the allocation of the purchase price of businesses acquired. These intangible assets, other than goodwill, are classified as either finite-lived intangibles or indefinite-lived intangibles.
     The classification of intangible assets and the determination of the appropriate useful life require substantial judgment. The determination of the expected life depends upon the use and underlying characteristics of the intangible asset. In our evaluation of the expected life of these intangible assets, we consider the nature and terms of the underlying agreements; our intent and ability to use the specific asset; the age and market position of the products within the territories in which we are entitled to sell; the historical and projected growth of those products; and costs, if any, to renew the related agreement.
     Intangible assets that are determined to have a finite life are amortized over their expected useful life, which generally ranges from five to twenty years. For intangible assets with finite lives, evaluations for impairment are performed only if facts and circumstances indicate that the carrying value may not be recoverable.

     Intangible assets with indefinite lives and goodwill are not amortized; however, they are evaluated for impairment at least annually or more frequently if facts and circumstances indicate that the assets may be impaired.
     We evaluate intangible assets with indefinite useful lives for impairment by comparing the fair values of the assets with their carrying values. The fair value of our franchise rights and distribution rights is measured using a multi-period excess earnings method that is based upon estimated discounted future cash flows. The fair value of our brands and licensing rights is measured using a multi-period royalty savings method, which reflects the savings realized by owning the brand or licensing right and, therefore, not requiring payment of third party royalty fees.
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
     Considerable management judgment is necessary to estimate discounted future cash flows in conducting an impairment analysis for goodwill and other intangible assets. The cash flows may be impacted by future actions taken by us and our competitors and the volatility of macroeconomic conditions in the markets in which we conduct business. Assumptions used in our impairment analysis, such as forecasted growth rates, cost of capital and additional risk premiums used in the valuations, are based on the best available market information and are consistent with our long-term strategic plans. An inability to achieve strategic business plan targets in a reporting unit, a change in our discount rate or other assumptions could have a significant impact on the fair value of our reporting units and other intangible assets, which could then result in a material non-cash impairment charge to our results of operations. The weakening of global macroeconomic conditions has had a negative impact on our business results. If these conditions continue, the fair value of our intangible assets could be adversely impacted.
     In the third quarter of 2009, the Company completed its impairment test of goodwill and indefinite lived assets and recorded no impairment charge. During 2008, the Company recorded $412 million in non-cash impairment charges relating primarily to distribution rights and brands for the Electropura water business in Mexico. The impairment charge relating to these intangible assets was based upon the findings of an extensive strategic review and the finalization of restructuring plans for our Mexican business.
     For further information about our goodwill and other intangible assets see Note 6 Other Intangible Assets, net and Goodwill in the Notes to Consolidated Financial Statements.
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
     In the U.S., the non-contributory defined benefit pension plans provide benefits to certain full-time salaried and hourly employees. Benefits are generally based on years of service and compensation, or stated amounts for each year of service. Effective January 1, 2007, newly hired salaried and non-union hourly employees are not eligible to participate in these plans. Additionally, effective April 1, 2009, benefits from these plans are no longer accrued for certain salaried and non-union employees that did not meet specified age and service requirements. The impact of these plan changes will significantly reduce the Company’s future long-term pension obligation, pension expense and cash contributions to the plans. Employees not eligible to participate in these plans or employees whose benefits have been frozen are receiving additional retirement contributions under the Company’s defined contribution plans.
     Substantially all of our U.S. employees meeting age and service requirements are eligible to participate in our postretirement medical benefit plans.
Assumptions
     During 2008, the Company changed the measurement date for plan assets and benefit obligations from September 30 to its fiscal year-end as required by the new pension accounting rules.
     The determination of pension and postretirement medical benefit plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees earn while working, as well as the present value of those benefit obligations. Significant assumptions include discount rate; expected return on plan assets;

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
     The expected rate of return on plan assets for a given fiscal year is based upon actual historical returns and the long-term outlook on asset classes in the pension plans’ investment portfolio. The current target asset allocation for the U.S. pension plans is 65 percent equity investments, of which approximately half is to be invested in domestic equities and half is to be invested in foreign equities. The remaining 35 percent is to be invested primarily in long-term corporate bonds. Based on our asset allocation, historical returns and estimated future outlook of the pension plans’ portfolio, we estimate the long-term rate of return on plan assets assumption to be 8.0 percent in 2010.
     Differences between the assumed rate of return and actual rate of return on plan assets are deferred in accumulated other comprehensive loss (“AOCL”) in equity and amortized to earnings utilizing the market-related value method. Under this method, differences between the assumed rate of return and actual rate of return from any one year will be recognized over a five-year period to determine the market-related value.
     Differences between assumed and actual returns on plan assets and other gains and losses resulting from changes in actuarial assumptions are determined at each measurement date and deferred in AOCL in equity. To the extent the amount of all unrecognized gains and losses exceeds 10 percent of the larger of the benefit obligation or the market-related value of plan assets, such amount is amortized to earnings over the average remaining service period of active participants.
     The cost or benefit from benefit plan changes is also deferred in AOCL in equity and amortized to earnings on a straight-line basis over the average remaining service period of the employees expected to receive benefits.
     Net unrecognized losses and unamortized prior service costs relating to the pension and postretirement plans in the United States totaled $763 million and $969 million at December 26, 2009 and December 27, 2008, respectively.
     The following tables provide the weighted-average assumptions for our 2010 and 2009 pension and postretirement medical plans’ expense:

Pension	2010	2009
Discount rate	6.25%	6.20%
Expected rate of return on plan assets (net of administrative expenses)	8.00%	8.00%
Rate of compensation increase	3.04%	3.53%

Postretirement	2010	2009
Discount rate	5.75%	6.50%
Rate of compensation increase	3.43%	3.53%
Health care cost trend rate	8.00%	8.75%
     During 2009, our ongoing defined benefit pension and postretirement medical plan expenses totaled $98 million. In 2010, these expenses are expected to decrease by approximately $15 million to $83 million as a result of the following factors:
•	Funding to the pension trust will decrease 2010 pension expense by $16 million.

•	Recognition of net asset losses will increase our pension expense by $14 million.

•	An increase in our weighted-average discount rate for our pension expense from 6.20 percent to 6.25 percent, reflecting increases in the yields of long-term corporate bonds comprising the yield curve, will decrease our 2010 pension expense by approximately $3 million.

•	Other factors, including the full-year benefit of plan changes and improved health care experience, will decrease our 2010 defined benefit pension and postretirement medical expenses by approximately $10 million.
Sensitivity Analysis
     It is unlikely that in any given year the actual rate of return will be the same as the assumed long-term rate of return. The following table provides a summary for the last three years of actual rates of return versus expected long-term rates of return for our pension plan assets:

	2009	2008	2007
Expected rates of return on plan assets (net of administrative expenses)	8.00%	8.50%	8.50%
Actual rates of return on plan assets (net of administrative expenses)	25.3%	(28.50)%	12.64%
     Sensitivity of changes in key assumptions for our pension and postretirement plans’ expense in 2010 are as follows:
•	Discount rate – A 25 basis point change in the discount rate would increase or decrease the 2010 expense for the pension and postretirement medical benefit plans by approximately $10 million.

•	Expected rate of return on plan assets – A 25 basis point change in the expected return on plan assets would increase or decrease the 2010 expense for the pension plans by approximately $4 million. The postretirement medical benefit plans have no expected return on plan assets as they are funded from the general assets of the Company as the payments come due.

•	Contribution to the plan – A $20 million decrease in planned contributions to the plan for 2010 will increase our pension expense by $1 million.
Funding
     We make contributions to the pension trust to provide plan benefits for certain pension plans. Generally, we do not fund the pension plans if current contributions would not be tax deductible. Effective in 2008, under the Pension Protection Act, funding requirements are more stringent and require companies to make minimum contributions equal to their service cost plus amortization of their deficit over a seven year period. Failure to achieve appropriate funding levels will result in restrictions on employee benefits. Failure to contribute the minimum required contributions will result in excise taxes for the Company and an obligation to report to the regulatory agencies. During 2009, the Company contributed $229 million to its funded pension trusts. The Company expects to contribute an additional $132 million to its funded pension trusts in 2010. These amounts exclude $30 million of contributions and $26 million of expected contributions to the unfunded plans for the years ended December 26, 2009 and December 25, 2010, respectively.
     For further information about our pension and postretirement plans see Note 11 Pension and Postretirement Medical Benefit Plans in the Notes to Consolidated Financial Statements.
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
     At December 26, 2009, our net liability for casualty costs was $240 million, of which $70 million was considered short-term in nature. At December 27, 2008, our net liability for casualty costs was $235 million, of which $70 million was considered short-term in nature.
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
     We recognize the impact of our tax positions in our financial statements if those positions will more likely than not be sustained on audit, based on the technical merits of the position. A number of years may elapse before an uncertain tax position for which we have established a tax reserve is audited and finally resolved, and the number of years for which we have audits that are open varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of the resolution of an audit, we believe that our reserves for uncertain tax benefits reflect the outcome of tax positions that is more likely than not to occur. Nevertheless, it is possible that tax authorities may disagree with our tax positions, which could have a significant impact on our results of operations, financial position and cash flows. The resolution of a tax position could be recognized as an adjustment to our provision for income taxes and our deferred taxes in the period of resolution, and may also require the use of cash.
     For further information about our income taxes see “Income Tax Expense” in the Results of Operations and Note 12 Income Taxes in the Notes to Consolidated Financial Statements.
RELATIONSHIP WITH PEPSICO
     PepsiCo is a related party due to the nature of our franchise relationship and its ownership interest in our company. More than 80 percent of our volume is derived from the sale of PepsiCo or PepsiCo joint venture brands. At December 26, 2009, PepsiCo owned approximately 31.7 percent of our outstanding common stock and 100 percent of our outstanding class B common stock, together representing approximately 38.6 percent of the voting power of all classes of our voting stock. In addition, at December 26, 2009, PepsiCo owned 6.6 percent of the equity of Bottling LLC.
     While we manage all phases of our operations, including pricing of our products, we exchange production, marketing and distribution information with PepsiCo, which benefits both companies’ respective efforts to lower costs, improve quality and productivity and increase product sales. We have a significant ongoing relationship with PepsiCo and enter into various transactions and agreements with them. We purchase concentrate, pay royalties related to Aquafina products, and manufacture, package, sell and distribute cola and non-cola beverages under various bottling and fountain syrup agreements with PepsiCo. These agreements give us the right to manufacture, sell and distribute beverage products of PepsiCo in both bottles and cans, as well as fountain syrup in specified territories. PepsiCo has the right under these agreements to set prices of beverage concentrate, as well as the terms of payment and other terms and conditions under which we purchase concentrate. PepsiCo also provides us with bottler funding to support a variety of trade and consumer programs such as consumer incentives, advertising support, new product support and vending and cooler equipment placement. The nature and type of programs, as well as the level of funding, vary annually. Additionally, under a shared services agreement, we obtain various services from PepsiCo, which include services for information technology maintenance and procurement of raw materials. We also provide services to PepsiCo, including facility and credit and collection support. Because we depend on PepsiCo to provide us with concentrate, bottler incentives and various services, changes in our relationship with PepsiCo could have a material adverse effect on our business and financial results.
     We also enter into various transactions with joint ventures in which PepsiCo holds an equity interest. In particular, we purchase tea concentrate and finished beverage products from the Pepsi/Lipton Tea Partnership, a joint venture between PepsiCo and Unilever, in which PepsiCo holds a 50 percent interest. We also purchase finished beverage products from the North American Coffee Partnership, a joint venture between PepsiCo and Starbucks Corporation in which PepsiCo holds a 50 percent interest.
     PepsiCo owns 40 percent of PR Beverages Limited (“PR Beverages”), a consolidated venture for our Russian operations, which was formed on March 1, 2007. PR Beverages has an exclusive license to manufacture and sell PepsiCo concentrate for beverage products sold in Russia. PR Beverages has also entered into a Russian Snack Food Distribution Agreement with Frito Lay, Inc., a subsidiary of PepsiCo, to sell and distribute their snack products in the Russian Federation.
     For further information about our relationship with PepsiCo and its affiliates see Note 14 Related Party Transactions in the Notes to Consolidated Financial Statements.

ITEMS AFFECTING COMPARABILITY OF OUR FINANCIAL RESULTS
     The year-over-year comparisons of our financial results are affected by the following items included in our reported results:

	December	December	December
Income/(Expense)	26, 2009	27, 2008	29, 2007

Operating Income
Advisory Fees	$(40)	$—	$—
Mark-to-Market Net Impact	12	—	—
Impairment Charges	—	(412)	—
2008 Restructuring Actions	(24)	(83)	—
2007 Restructuring Actions	—	(3)	(30)
Asset Disposal Charges	—	(2)	(23)

Operating Income Impact	$(52)	$(500)	$(53)

Net Income Attributable to PBG(1)
Advisory Fees(2)	$(34)	$—	$—
Mark-to-Market Net Impact(3)	7	—	—
Impairment Charges(4)	—	(277)	—
2008 Restructuring Actions(5)	(16)	(58)	—
2007 Restructuring Actions (6)	—	(2)	(22)
Asset Disposal Charges(7)	—	(1)	(13)
Tax Audit Settlements(8)	151	—	46
Tax Law Changes(9)	(61)	—	10

Net Income Attributable to PBG Impact	$47	$(338)	$21

Diluted Earnings Per Share
Advisory Fees	$(0.15)	$—	$—
Mark-to-Market Net Impact	0.04	—	—
Impairment Charges	—	(1.26)	—
2008 Restructuring Actions	(0.07)	(0.26)	—
2007 Restructuring Actions	—	(0.01)	(0.09)
Asset Disposal Charges	—	—	(0.06)
Tax Audit Settlements	0.68	—	0.20
Tax Law Changes	(0.28)	—	0.04

Diluted Earnings Per Share Impact	$0.22	$(1.53)	$0.09

(1)	Represents items net of taxes and noncontrolling interests. Taxes have been calculated based on the tax rate of the tax jurisdiction in which the item was recorded. Noncontrolling interests has been calculated based upon the ownership structure within the entity in which the item was recorded.

(2)	Net of taxes of $6 million.

(3)	Net of taxes and noncontrolling interests of $4 million and $1 million, respectively.

(4)	Net of taxes and noncontrolling interests of $115 million and $20 million, respectively.

(5)	Net of taxes and noncontrolling interests of $7 million and $1 million, respectively, in 2009 and $19 million and $6 million, respectively, in 2008.

(6)	Net of both taxes and noncontrolling interests of $1 million in 2008 and net of taxes and noncontrolling interests of $6 million and $2 million, respectively, in 2007.

(7)	Net of both taxes and noncontrolling interests of $1 million in 2008 and net of taxes and noncontrolling interests of $8 million and $2 million, respectively, in 2007.

(8)	Net of noncontrolling interests of $7 million in 2009.

(9)	Net of noncontrolling interests of $4 million in 2009 and $1 million in 2007.

     Advisory Fees
     On August 3, 2009, PBG and PepsiCo entered into a definitive merger agreement, under which PepsiCo will acquire, subject to the satisfaction of certain conditions, all outstanding shares of PBG common stock it does not already own. In connection with this transaction, the Company has retained certain external advisors and expects to incur aggregate fees in the range of $50 million to $60 million. During 2009, the Company recorded pre-tax charges of $40 million, or $0.15 per diluted share, relating to these services, which were recorded in selling, delivery and administrative expenses (“SD&A”).
     For further information about the pending merger with PepsiCo see Note 18 Contingencies in the Notes to Consolidated Financial Statements.
     Mark-to-Market Net Impact
     The Company’s corporate headquarters centrally manages commodity derivatives on behalf of our segments. During 2009, we expanded our hedging program to mitigate price changes associated with certain commodities utilized in our production process. These derivatives hedge the underlying price risk associated with the commodity and are not entered into for speculative purposes. Certain commodity derivatives do not qualify for hedge accounting treatment. Others receive hedge accounting treatment but may have some element of ineffectiveness based on the accounting standard. These commodity derivatives are marked-to-market each period until settlement, resulting in gains and losses being reflected in corporate headquarters’ results. The gains and losses are subsequently reflected in the segment results when the underlying commodity’s cost is recognized. Therefore, segment results reflect the contract purchase price of these commodities. During 2009, the Company recognized a net pre-tax gain of $12 million, or $0.04 per diluted share, related to these commodity derivatives. The Company did not have any comparable activity in prior years.
     Impairment Charges
     During the fourth quarter of 2008, the Company recorded $412 million, or $1.26 per diluted share, in non-cash impairment charges relating primarily to distribution rights and brands for the Electropura water business in Mexico. For further information about the impairment charges see Note 6 Other Intangibles, net and Goodwill in the Notes to Consolidated Financial Statements.
     2008 Restructuring Actions
     In the fourth quarter of 2008, we announced a restructuring program to enhance the Company’s operating capabilities in each of our reportable segments. The program was substantially complete in December of 2009 and certain restructuring actions previously planned for 2010 have been cancelled as a result of the pending merger with PepsiCo.
     The program will result in annual pre-tax savings of approximately $110 million. The Company recorded pre-tax charges of $107 million, or $0.33 per diluted share, over the course of the restructuring program, which were recorded in SD&A. These charges were primarily for severance and related benefits, pension and other employee-related costs and other charges, including employee relocation and asset disposal costs. In 2009, we recorded pre-tax charges of $24 million, or $0.07 per diluted share, of which $10 million was recorded in the U.S. & Canada segment and $14 million was recorded in the Mexico segment.
     As part of the restructuring program, approximately 4,000 positions were eliminated including 600 positions in the U.S. & Canada, 500 positions in Europe and 2,900 positions in Mexico.
     The Company expects to incur approximately $80 million in pre-tax cash expenditures from these restructuring actions, of which $75 million has been paid since the inception of the program, with the balance expected to occur in 2010. During 2009, we paid $62 million in pre-tax cash expenditures for these restructuring actions.
     For further information about our restructuring charges see Note 15 Restructuring Charges in the Notes to Consolidated Financial Statements.
     2007 Restructuring Actions
     In the third quarter of 2007, we announced a restructuring program to realign the Company’s organization to adapt to changes in the marketplace, improve operating efficiencies and enhance the growth potential of the Company’s product portfolio. We completed the organizational realignment during the first quarter of 2008, which resulted in the elimination of approximately 800 positions. Annual cost savings from this restructuring program are approximately $30 million. Over the course of the program we incurred a pre-tax charge of approximately $29 million, which was recorded in SD&A. During 2007, we recorded pre-tax charges of $26 million, of which $18 million was recorded in the U.S. & Canada segment and the remaining $8 million was recorded in the Europe segment. During the first half of 2008, we recorded an additional $3 million of pre-tax charges primarily relating to relocation expenses in our U.S. & Canada segment. We made approximately $24 million of after-tax cash payments associated with these restructuring charges.
     In the fourth quarter of 2007, we implemented and completed an additional phase of restructuring actions to improve operating efficiencies. In addition to the amounts discussed above, we recorded a pre-tax charge of approximately $4 million in SD&A, primarily related to employee termination costs in Mexico, where an additional 800 positions were eliminated as a result of this phase of the restructuring. Annual cost savings from this restructuring program are approximately $7 million.
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
     Over the course of the FSV Rationalization plan, we incurred a pre-tax asset disposal charge of approximately $25 million, the majority of which was non-cash. The charge included costs associated with the removal of these assets from service, disposal costs and redeployment expenses. Of this amount, we recorded a pre-tax charge of approximately $23 million in 2007 with the remainder being recorded in 2008. This charge is recorded in SD&A.
     Tax Audit Settlements
     In 2009, our tax provision was reduced by the reversal of tax reserves, net of noncontrolling interests, of approximately $151 million, or $0.68 per diluted share, from the resolution of tax audits and the expiration of statute of limitations in the U.S. and in our international jurisdictions.
     During 2007, PBG recorded a net non-cash tax benefit of approximately $46 million, or $0.20 per diluted share, to income tax expense related to the reversal of tax reserves resulting from the expiration of the statute of limitations on the IRS audit of our U.S. 2001 and 2002 tax returns.
     For further information about our tax audit settlements see Note 12 Income Taxes in the Notes to Consolidated Financial Statements.
     Tax Law Changes
     In the fourth quarter of 2009, there was a significant tax law change in Mexico which required us to re-measure our deferred tax assets and liabilities resulting in a net provision expense, net of noncontrolling interests, of $68 million, or $0.31 per diluted share. Certain aspects of the tax law change in Mexico are still subject to clarification with the tax authorities and may require that we revise our deferred taxes in the future as new information becomes available. There was also a tax law change in Canada which reduced certain provincial tax rates and which resulted in a tax provision benefit, net of noncontrolling interests, of $7 million, or $0.03 per diluted share.
     In addition, during 2007, tax law changes were enacted in Canada and Mexico, which required us to re-measure our deferred tax assets and liabilities. The impact of the tax law change in Canada was partially offset by the tax law change in Mexico decreasing our income tax expense on a net basis. As a result of these changes, net income attributable to PBG increased approximately $10 million, or $0.04 per diluted share.

FINANCIAL PERFORMANCE SUMMARY AND WORLDWIDE FINANCIAL HIGHLIGHTS FOR FISCAL YEAR 2009

			% Change
	December	December	Better/
	26, 2009	27, 2008	(Worse)
Net revenues	$13,219	$13,796	(4)%
Gross profit	5,840	6,210	(6)%
Selling, delivery and administrative expenses	4,792	5,149	7%
Operating income
U.S. & Canada	$868	$886	(2)%
Europe	112	101	11%
Mexico	56	(338)	116%

Total segments	1,036	649	60%
Corporate – net impact of mark-to-market on commodity hedges	12	—	NM

Total operating income	$1,048	$649	61%

Net income attributable to PBG	$612	$162	277%

Diluted earnings per share (1)	$2.77	$0.74	275%

(1)	Percentage change for diluted earnings per share is calculated using earnings per share data expanded to the fourth decimal place.

NM – Not meaningful.
     Reported net revenues decreased four percent versus the prior year driven by volume declines and the negative impact from foreign currency translation. This impact was partially offset by increases in rate per case in each of our reportable segments.
     On a currency neutral basis*, net revenues increased one percent and net revenue per case increased four percent versus the prior year, reflecting the solid execution of our revenue and margin management strategy in a challenging economic environment. Reported net revenue per case declined one percent, which includes the negative impact from foreign currency translation of five percentage points.
     Reported gross profit declined six percent versus the prior year, driven by the negative impact of foreign currency translation and volume declines. This impact was partially offset by a two percent increase in gross profit per case on a currency neutral basis, as rate gains from the Company’s global pricing strategy and savings from productivity initiatives more than offset higher raw material costs. Reported gross profit per case declined three percent, which includes the negative impact from foreign currency translation of five percentage points.
     Reported SD&A declined by seven percent versus the prior year, driven by lower operating costs due to continued productivity improvements across all segments coupled with the favorable impact of foreign currency translation. Foreign currency translation contributed five percentage points to the decline in SD&A growth.
     Reported operating income increased 61 percent versus the prior year. Items impacting comparability** in the current and prior year contributed 65 percent to the operating income growth for the year. The remaining four percent decrease in operating income growth for the year was impacted by the negative impact of foreign currency translation of four percentage points and volume declines. This impact was partially offset by increases in currency neutral gross profit per case, cost and productivity improvements and the positive impact from acquisitions.
     Net income attributable to PBG increased 277 percent versus the prior year to $612 million and includes a net after-tax gain of $47 million, or $0.22 per diluted share, resulting from items impacting comparability**. Items impacting comparability in the current and prior year contributed 264 percentage points to the growth rate for the year. The remaining 13 percentage point increase in growth for the year was driven by a lower effective tax rate in the current year and the impact from foreign currency transactional losses which occurred in the prior year.

*	Currency neutral results are calculated using prior year’s exchange rates when calculating foreign currency translation effects.

**	See section entitled Items Affecting Comparability of our Financial Results for further information about these items.

RESULTS OF OPERATIONS BY SEGMENT
     Except where noted, tables and discussion are presented as compared to the prior fiscal year. Growth rates are rounded to the nearest whole percentage.
Volume
     2009 vs. 2008

		U.S. &
	Worldwide	Canada	Europe	Mexico
Base volume	(4)%	(4)%	(8)%	(4)%
Acquisitions	1	1	—	—

Total Volume Change	(3)%	(2) %*	(8)%	(4)%

*	Does not add due to rounding to the whole percentage.
     U.S. & Canada
     In our U.S. & Canada segment, base volume, which excludes the impact of acquisitions, decreased four percent for the year due primarily to the macroeconomic factors negatively impacting the liquid refreshment beverage category. Our newly acquired rights to distribute Crush, Rockstar and Muscle Milk in the U.S. contributed three percentage points to our base volume for the year.
     Take-home and cold-drink channels declined by three percent and six percent, respectively, versus last year. The decline in the take-home channel was driven primarily by our small format stores as changes in consumer shopping trends are shifting more of our volume to channels such as supercenters, club and dollar stores due to the economic downturn. Declines in our cold-drink channel were mainly driven by our foodservice channel, including restaurants, travel and leisure, education and workplace, which have been particularly impacted by the economic downturn in the United States.
     Europe
     In our Europe segment, volume declined by eight percent versus the prior year. Soft volume performance reflected the overall weak macroeconomic environment and category softness throughout Europe, driven by double digit declines in Russia.
     Mexico
     In our Mexico segment, volume decreased four percent versus the prior year. Volume declines were driven by difficult macroeconomic conditions and category softness, coupled with pricing actions taken by the Company to drive improved margins across its portfolio.
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

     Mexico
     In our Mexico segment, volume decreased five percent driven by slower economic growth coupled with pricing actions taken by the Company to drive improved margins across its portfolio. This drove single digit declines in our jug water and multi-serve packages, which were partially offset by one percent improvement in our bottled water package.
Net Revenues
     2009 vs. 2008

		U.S. &
	Worldwide	Canada	Europe	Mexico
2009 Net revenues	$13,219	$10,315	$1,755	$1,149
2008 Net revenues	$13,796	$10,300	$2,115	$1,381

% Impact of:
Volume	(4)%	(4)%	(8)%	(4)%
Net price impact (rate/mix)	4	3	6	6
Acquisitions	1	1	—	—
Currency translation	(5)	(1)	(16)	(19)

Total Net Revenues Change	(4)%	— %*	(17) %*	(17)%

*	Does not add due to rounding to the whole percentage.
     U.S. & Canada
     In our U.S. & Canada segment, net revenues were flat for the year. The results reflect improvements in net pricing, partially offset by volume declines and the negative impact of foreign currency translation. Net revenue per case on a currency neutral basis improved by three percent, driven by rate increases. Reported net revenue per case increased two percent, which includes the negative impact from foreign currency translation of one percentage point.
     Europe
     In our Europe segment, net revenues declined 17 percent, due primarily to the negative impact of foreign currency translation and volume declines. This was offset by growth in net revenue per case on a currency neutral basis of seven percent driven primarily by rate actions and disciplined promotional spending. Europe’s reported net revenue per case declined 10 percent, which includes the negative impact from foreign currency translation of 17 percentage points.
     Mexico
     In our Mexico segment, declines in net revenues of 17 percent reflected the negative impact of foreign currency translation and volume declines, partially offset by improvements in currency neutral net revenue per case. Net revenue per case on a currency neutral basis grew six percent, primarily due to rate increases to drive margin improvement. Mexico’s reported net revenue per case declined 14 percent, which includes a 20 percentage point negative impact from foreign currency translation.

     2008 vs. 2007

		U.S. &
	Worldwide	Canada	Europe	Mexico
2008 Net revenues	$13,796	$10,300	$2,115	$1,381
2007 Net revenues	$13,591	$10,336	$1,872	$1,383

% Impact of:
Volume	(4)%	(4)%	(3)%	(5)%
Net price impact (rate/mix)	5	4	10	6
Currency translation	1	—	6	(1)

Total Net Revenues Change	2%	—%	13%	—%

     U.S. & Canada
     In our U.S. & Canada segment, net revenues were flat versus the prior year driven by net price per case improvement offset by volume declines. The four percent improvement in net price per case was primarily driven by rate increases taken to offset rising raw material costs and to improve profitability in our take-home packages, including our unflavored water business.
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
Operating Income
     2009 vs. 2008

		U.S. &
	Worldwide	Canada	Europe	Mexico	Corporate
2009 Operating income	$1,048	$868	$112	$56	$12
2008 Operating income (loss)	$649	$886	$101	$(338)	$—

% Impact of:
Operating activities	(3)%	(4)%	(12)%	17%	—%
Advisory fees	(6)	(5)	—	—	—
Mark-to-market net impact	2	—	—	—	NM
Impairment charges	60	—	2	125	—
2008 Restructuring actions	8	5	23	(3)	—
2007 Restructuring actions	1	1	—	—	—
Asset disposal charges	—	—	—	—	—
Acquisitions	3	2	14	—	—
Currency translation	(4)	(1)	(17)	(23)	—

Total operating income change	61%	(2)%	11%*	116%	NM%

*	Does not add due to rounding to the whole percentage.

NM – Not meaningful.
     U.S. & Canada
     In our U.S. & Canada segment, operating income decreased two percent versus the prior year, driven by volume declines, partially offset by an improvement in gross profit per case, cost and productivity savings and the favorable impact of acquisitions.

     Reported gross profit per case increased one percent, which includes the negative impact from foreign currency translation of one percentage point for the year. Gross profit per case on a currency neutral basis increased two percent for the year driven by growth in net revenue per case and savings from productivity initiatives, which more than offset higher raw material costs.
     SD&A improved one percent for the year. The decrease in SD&A expenses for the year reflects lower costs resulting from productivity initiatives and volume declines coupled with a favorable impact from foreign currency translation of one percentage point, partially offset by higher pension and employee related costs.
     Europe
     In our Europe segment, operating income increased 11 percent driven primarily by the impact of restructuring and other charges taken in the prior year and additional income from our newly acquired equity investment in Russia, partially offset by decreases in volume and the negative impact of foreign currency.
     Reported gross profit per case in Europe declined 14 percent for the year, which includes the negative impact from foreign currency translation of 15 percentage points. Gross profit per case on a currency neutral basis increased one percent driven by strong rate increases which offset higher raw material costs resulting from the foreign currency transactional impact for U.S. dollar denominated purchases.
     SD&A in Europe improved 24 percent for the year, which includes a benefit from foreign currency translation of 13 percentage points. The remaining improvement in SD&A was driven by volume declines, restructuring and other customer related charges taken in the prior year, lower costs resulting from productivity initiatives throughout Europe and income generated from our equity investment in Russia.
     Mexico
     In our Mexico segment, operating income increased 116 percent versus the prior year. Impairment and restructuring charges contributed 122 percent to the growth, which was partially offset by foreign currency translation of 23 percent. The remaining 17 percent of growth for the year was driven primarily by improved pricing actions and lower costs resulting from productivity initiatives.
     Reported gross profit per case declined 15 percent for the year, which includes the negative impact from foreign currency translation of 19 percentage points. Gross profit per case on a currency neutral basis increased four percent, reflecting solid margin management and cost savings from productivity initiatives, which offset rising raw material costs. Higher raw material costs were driven by the negative impact of foreign currency transactional costs resulting from U.S. dollar denominated purchases.
     SD&A improved 18 percent for the year, which includes an 18 percentage point benefit from foreign currency translation. Restructuring charges increased SD&A by two percentage points. The remaining decrease in SD&A growth was driven by improved route and cost productivity initiatives.
     Corporate
     Corporate reflects a net gain of $12 million for the year related to the mark-to-market of commodity derivatives used to hedge against price changes associated with certain commodities utilized primarily in our U.S. and Canada production processes. The Company did not have any comparable mark-to-market commodity derivative activity in prior years.
     2008 vs. 2007

		U.S. &
	Worldwide	Canada	Europe	Mexico
2008 Operating income (loss)	$649	$886	$101	$(338)
2007 Operating income	$1,071	$893	$106	$72

% Impact of:
Operating activities	1%	1%	2%	(3)%
Impairment charges	(38)	—	(3)	(571)
2008 Restructuring charges	(8)	(6)	(25)	(4)
2007 Restructuring charges	3	2	8	4
Asset disposal charges	2	2	—	—
Currency translation	1	—	12	2

Total Operating Income Change	(39)%	(1)%	(5) %*	(572)%

*	Does not add due to rounding to the whole percentage.

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
     Gross profit per case improved two percent versus the prior year in our U.S. & Canada segment. This includes growth in net revenue per case, which was partially offset by a six percent increase in cost of sales per case. Growth in cost of sales per case includes higher concentrate, sweetener and packaging costs.
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
Interest Expense, net
     2009 vs. 2008
     Net interest expense increased by $13 million largely due to higher debt levels, proceeds of which were utilized to fund our acquisitions, coupled by the pre-funding of our $1.3 billion debt that matured in February 2009.
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

Other Non-Operating (Income) Expenses, net
     2009 vs. 2008
     Other net non-operating income was $4 million in 2009 as compared to $25 million of net non-operating expenses in 2008 reflecting the transactional impact of U.S. dollar and euro purchases in Mexico and Europe. The positive change versus the prior year reflects the stabilization of the Mexican peso and Russian ruble during 2009.
     2008 vs. 2007
     Other net non-operating expenses were $25 million in 2008 as compared to $6 million of net non-operating income in 2007. Foreign currency transactional losses in 2008 resulted primarily from our U.S. dollar and euro purchases in Mexico and Russia, reflecting the impact of the weakening peso and ruble during the second half of 2008.
Net Income Attributable to Noncontrolling Interests
     2009 vs. 2008
     Net income attributable to noncontrolling interests primarily reflects PepsiCo’s ownership in Bottling LLC of 6.6 percent, coupled with their 40 percent ownership in the PR Beverages venture in Russia. The $34 million increase versus the prior year was primarily driven by higher net income due to the impairment and restructuring charges taken in the prior year.
     2008 vs. 2007
     The $34 million decrease versus the prior year was primarily driven by lower operating results due to the impairment and restructuring charges taken in the fourth quarter of 2008.
Income Tax Expense
     2009 vs. 2008
     Our effective tax rate for 2009 and 2008 was 5.7 percent and 33.4 percent, respectively. The decrease in our effective tax rate is primarily due to year-over-year comparability associated with the following:
     During 2009, our tax provision was reduced by $158 million due to the reversal of tax reserves from the resolution of tax audits and the expiration of the statute of limitations in the U.S. and in our international jurisdictions, for an effective tax rate benefit of approximately 21.1 percentage points.
     In the fourth quarter, we reversed approximately $39 million of valuation allowances on some of our deferred tax assets as we anticipate receiving future benefit from those tax assets, which decreased our effective tax rate by approximately 5.2 percentage points.
     Our effective tax rate was also favorably impacted in 2009 by favorable country earnings mix, lower carrying charges on tax reserves due to the audit settlements discussed above, as well as tax planning strategies.
     Also, in the fourth quarter of 2009, there was a significant tax law change in Mexico which required us to re-measure our deferred tax assets and liabilities resulting in a net provision expense of $72 million. Certain aspects of the tax law change in Mexico are still subject to clarification with the tax authorities and may require that we revise our deferred taxes in the future as new information becomes available. There was also a tax law change in Canada which reduced certain provincial tax rates and which resulted in a tax provision benefit of $7 million. The net effect of these law changes increased our effective tax rate by approximately 8.7 percentage points.
     In 2008, our effective tax rate was unfavorably impacted by the impairment charges primarily related to Mexico and restructuring charges, the net effect of which increased our effective tax rate by 3.8 percentage points.
     2008 vs. 2007
     Our effective tax rates for 2008 and 2007 were 33.4 percent and 22.1 percent, respectively. The increase in our effective tax rate is primarily due to year-over-year comparability associated with the 2008 impairment charges primarily related to Mexico and restructuring charges the net effect of which increased our effective tax rate by 3.8 percentage points and a 2007 tax audit settlement which reduced our tax provision by $46 million, coupled with tax law changes that reduced our deferred income tax provision by $13 million, which decreased our effective tax rate by 7.3 percentage points.

Diluted Weighted-Average Shares Outstanding
     Diluted weighted-average shares outstanding includes the weighted-average number of common shares outstanding plus the potential dilution that could occur if equity awards from our stock compensation plans were exercised and converted into common stock.
     Our diluted weighted-average shares outstanding for 2009, 2008 and 2007 were 221 million, 220 million and 233 million, respectively. The increase in diluted shares outstanding for 2009 reflects share issuances from the exercise of equity awards and a higher share price, partially offset by the effect of our share repurchase program in the prior year. The amount of shares authorized by the Board of Directors to be repurchased totals 175 million shares, of which we have repurchased approximately 146 million shares since the inception of our share repurchase program. We did not repurchase shares of PBG common stock in 2009. For further discussion on our earnings per share calculation see Note 3 Earnings per Share in the Notes to Consolidated Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Cash Flows
     2009 vs. 2008
     PBG generated $1,108 million of net cash from operations, a decrease of $176 million from 2008. The decrease in net cash provided by operations was driven primarily by an increase in pension contributions offset by the timing of disbursements, net of collections primarily related to promotional activities and tax.
     Net cash used for investments was $714 million, a decrease of $1,044 million from 2008. The decline in cash used for investments was due to $742 million of payments made in 2008, associated with our investment in JSC Lebedyansky (“Lebedyansky”) and lower capital expenditures and acquisition spending in 2009. This was partially offset by a loan made to Lebedyansky in 2009, which was contemplated as part of the initial capitalization of the purchase of Lebedyansky between PepsiCo and us.
     Net cash used for financing activities was $470 million, an increase of $1,320 million from 2008. This increase in cash used for financing activities reflects the repayment of our $1.3 billion bond that matured in February 2009. In addition in 2008, the Company issued $1.3 billion in senior notes to pre-fund the 2009 bond maturity and received $308 million of cash from PepsiCo for their proportional share in the acquisitions by PR Beverages. This was partially offset by the issuance of a $750 million bond in 2009, lower share repurchases and short-term borrowings, and more proceeds from stock option exercises in 2009.
     2008 vs. 2007
     Net cash provided by operations decreased $153 million to $1,284 million in 2008, driven primarily by a change in working capital due largely to timing of accounts payable disbursements and higher payments relating to promotional activities and pensions.
     Net cash used for investments increased $875 million to $1,758 million in 2008, primarily due to payments associated with our investment in Lebedyansky and payments for acquisitions, partially offset by lower capital expenditures.
     Net cash provided by financing activities increased $1,414 million to $850 million in 2008, primarily due to a debt issuance and cash received from PepsiCo for their proportional share in the acquisitions by PR Beverages.
Capital Expenditures
     Our business requires substantial infrastructure investments to maintain our existing level of operations and to fund investments targeted at growing our business. Capital expenditures included in our cash flows from investing activities totaled $556 million, $760 million and $854 million during 2009, 2008 and 2007, respectively. Capital expenditures decreased $204 million in 2009 due to our disciplined approach to capital spending.
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

     Acquisitions and Investments
     During 2009, we acquired a Pepsi-Cola and Dr Pepper franchise bottler serving portions of central Texas, as well as a Pepsi-Cola franchise bottler serving northeastern Massachusetts. The total cost of these acquisitions during 2009 was approximately $92 million.
     During 2009, we acquired distribution rights for certain energy drinks in the United States and Canada and protein-enhanced functional beverages in the United States. In addition, we acquired rights to manufacture and distribute Crush in portions of the United States. The total cost of these distribution and franchise rights during 2009 was approximately $40 million, of which $20 million will be paid over the next four years.
     During 2008, we completed a joint acquisition with PepsiCo of Russia’s leading branded juice company Lebedyansky for approximately $1.8 billion. Lebedyansky was acquired 58.3 percent by PepsiCo and 41.7 percent by PR Beverages, our Russian venture with PepsiCo. We have recorded an equity investment for PR Beverages’ share in Lebedyansky and a noncontrolling interest for PepsiCo’s proportional contribution to PR Beverages relating to Lebedyansky. As a result of PepsiCo’s 40 percent ownership of PR Beverages, PepsiCo and PBG have acquired a 75 percent and 25 percent economic stake in Lebedyansky, respectively.
     Also during 2008, we acquired two Pepsi-Cola franchise bottlers serving certain New York counties and portions of Colorado, Arizona and New Mexico. In addition we acquired a company that will manufacture various Pepsi products in Siberia and Eastern Russia. The total cost of acquisitions during 2008 was approximately $279 million.
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
     During the fourth quarter of 2008, we issued $1.3 billion in senior notes with a coupon rate of 6.95 percent, maturing in 2014. A portion of the proceeds of this debt was used to finance acquisitions and repay short-term commercial paper debt.
     Short-Term Debt Activities
     We have a committed revolving credit facility of $1.2 billion and an uncommitted credit facility of $500 million. Both of these credit facilities are guaranteed by Bottling LLC and are used to support our $1.2 billion commercial paper program and working capital requirements. We had no commercial paper outstanding at December 26, 2009 or December 27, 2008.
     In addition to the revolving credit facilities discussed above, we had available short-term bank credit lines of approximately $892 million at December 26, 2009, of which the majority was uncommitted. These lines were primarily used to support the general operating needs of our international locations. As of December 26, 2009, we had $188 million outstanding under these lines of credit at a weighted-average interest rate of 3.1 percent. As of December 27, 2008, we had available short-term bank credit lines of approximately $772 million, of which $103 million was outstanding at a weighted-average interest rate of 10.0 percent.
     Our peak borrowing timeframe varies with our working capital requirements and the seasonality of our business. Additionally, throughout the year, we may have further short-term borrowing requirements driven by other operational needs of our business. During 2009, borrowings from our commercial paper program in the U.S. peaked at $240 million. Borrowings from our line of credit facilities peaked at $245 million, reflecting payments for working capital requirements.
     Debt Covenants and Credit Ratings
     Certain of our senior notes have redemption features and non-financial covenants that will, among other things, limit our ability to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets. Additionally, certain of our credit facilities and senior notes have financial covenants. These covenants are not, and it is not anticipated that they will become restrictive to our liquidity or capital resources. We are in compliance with all debt covenants. For a discussion of our covenants, see Note 8 Short-Term Borrowings and Long-Term Debt in the Notes to Consolidated Financial Statements.

     Our credit ratings are periodically reviewed by rating agencies. Currently our long-term ratings from Moody’s and Standard and Poor’s are A2 and A, respectively. Changes in our operating results or financial position could impact the ratings assigned by the various agencies resulting in higher or lower borrowing costs.
     Pensions
     During 2010, we expect to contribute $158 million to fund our U.S. pension and postretirement plans. For further information about our pension and postretirement plan funding see section entitled “Pension and Postretirement Medical Benefit Plans” in our Critical Accounting Policies.
     Dividends
     On March 26, 2009, the Company announced that its Board of Directors approved an increase in the Company’s quarterly dividend from $0.17 to $0.18 per share on the outstanding common stock of the Company. This action resulted in a six percent increase in our quarterly dividend.
Contractual Obligations
     The following table summarizes our contractual obligations as of December 26, 2009:

		Payments Due by Period
			2011-	2013-	2015 and
Contractual Obligations	Total	2010	2012	2014	beyond
Long-term debt obligations(1)	$5,516	$8	$1,008	$1,700	$2,800
Capital lease obligations(2)	28	8	13	5	2
Operating leases(2)	249	56	61	31	101
Interest obligations(3)	2,666	287	639	481	1,259
Purchase obligations:
Raw material obligations(4)	408	387	21	—	—
Capital expenditure obligations(5)	50	50	—	—	—
Other obligations(6)	224	127	62	13	22
Other long-term liabilities(7)	47	10	19	12	6

	$9,188	$933	$1,823	$2,242	$4,190

(1)	See Note 8 Short-Term Borrowings and Long-Term Debt in the Notes to Consolidated Financial Statements for additional information relating to our long-term debt obligations.

(2)	Capital lease obligation balances include imputed interest. See Note 9 Leases in the Notes to Consolidated Financial Statements for additional information relating to our lease obligations.

(3)	Represents interest payment obligations related to our long-term fixed-rate debt as specified in the applicable debt agreements. A portion of our long-term debt has variable interest rates due to existing swap agreements. We have estimated our variable interest payment obligations by using the interest rate forward curve where practical. Given uncertainties in future interest rates we have not included the beneficial impact of interest rate swaps after the year 2010.

(4)	Represents obligations to purchase raw materials pursuant to contracts entered into by PepsiCo on our behalf and international agreements to purchase raw materials.

(5)	Represents legally binding commitments to suppliers under capital expenditure related contracts or purchase orders.

(6)	Represents legally binding agreements to purchase goods or services that specify all significant terms, including: fixed or minimum quantities, price arrangements and timing of payments. If applicable, penalty, notice, or minimum purchase amount is used in the calculation. Balances also include non-cancelable customer contracts for sports marketing arrangements.

(7)	Primarily represents non-compete contracts and future payment obligations related to distribution rights that resulted from various acquisitions. The non-current portion of unrecognized tax benefits recorded on the balance sheet as of December 26, 2009 is not included in the table. There was no current portion of unrecognized tax benefits as of December 26, 2009. For additional information about our income taxes see Note 12 Income Taxes in the Notes to Consolidated Financial Statements.
     This table excludes our pension and postretirement liabilities recorded on the balance sheet. For a discussion of our future pension contributions, as well as expected pension and postretirement benefit payments see Note 11 Pension and Postretirement Medical Benefit Plans in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements
     There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition, liquidity, capital expenditures or capital resources.
MARKET RISKS AND CAUTIONARY STATEMENTS
Quantitative and Qualitative Disclosures about Market Risk
     In the normal course of business, our financial position is routinely subject to a variety of risks. These risks include changes in the price of commodities purchased and used in our business, interest rates on outstanding debt and currency movements impacting our non-U.S. dollar denominated assets and liabilities. We are also subject to the risks associated with the business environment in which we operate. We regularly assess these risks and have strategies in place to reduce the adverse effects of these exposures.
     Our objective in managing our exposure to fluctuations in commodity prices, interest rates and foreign currency exchange rates is to minimize the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, we have derivative instruments to hedge against the risk of adverse movements in commodity prices, interest rates and foreign currency. We monitor our counterparty credit risk on an ongoing basis. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use. See Note 10 Financial Instruments and Risk Management in the Notes to Consolidated Financial Statements for additional information relating to our derivative instruments.
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
     Commodity Price Risk
     We are subject to market risks with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive business environment in which we operate. We use forward and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of raw materials and energy used in our operations. With respect to commodity price risk, we currently have various contracts outstanding for commodity purchases in 2010 and 2011, which establish our purchase prices within defined ranges. We estimate that a 10 percent decrease in commodity prices with all other variables held constant would have resulted in a change in the fair value of our financial instruments of $48 million and $14 million at December 26, 2009 and December 27, 2008, respectively.
     Interest Rate Risk
     Interest rate risk is inherent to both fixed-rate and floating-rate debt. We effectively converted $1.25 billion of our senior notes to floating-rate debt through the use of interest rate swaps. Changes in interest rates on our interest rate swaps and other variable debt would change our interest expense. We estimate that a 50 basis point increase in interest rates on our variable rate debt and cash equivalents, with all other variables held constant, would have resulted in an increase to net interest expense of $4 million and $1 million in fiscal years 2009 and 2008, respectively.
     Foreign Currency Exchange Rate Risk
     In 2009, approximately 30 percent of our net revenues were generated from outside the United States. Social, economic and political conditions in these international markets may adversely affect our results of operations, financial condition and cash flows. The overall risks to our international businesses include changes in foreign governmental policies and other social, political or economic developments. These developments may lead to new product pricing, tax or other policies and monetary fluctuations that may adversely impact our business. In addition, our results of operations and the value of our foreign assets and liabilities are affected by fluctuations in foreign currency exchange rates.

     As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from our international operations have been reinvested locally. We have foreign currency transactional risks in certain of our international territories for transactions that are denominated in currencies that are different from their functional currency. We have entered into forward exchange contracts to hedge portions of our forecasted U.S. dollar cash flows in these international territories. A 10 percent weaker U.S. dollar against the applicable foreign currency, with all other variables held constant, would result in a change in the fair value of these contracts of $16 million and $5 million at December 26, 2009 and December 27, 2008, respectively.
     In 2007, we entered into forward exchange contracts to economically hedge a portion of intercompany receivable balances that are denominated in Mexican pesos. A 10 percent weaker U.S. dollar versus the Mexican peso, with all other variables held constant, would result in a change of $4 million in the fair value of these contracts at December 26, 2009 and December 27, 2008.
     Unfunded Deferred Compensation Liability
     Our unfunded deferred compensation liability is subject to changes in our stock price, as well as price changes in certain other equity and fixed-income investments. We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on our stock price. Therefore, changes in compensation expense as a result of changes in our stock price are substantially offset by the changes in the fair value of these contracts. We estimate that a 10 percent unfavorable change in the year-end stock price would have reduced the fair value from these forward contract commitments by $2 million and $1 million at December 26, 2009 and December 27, 2008, respectively.
Cautionary Statements
     Except for the historical information and discussions contained herein, statements contained in this annual report on Form 10-K may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available competitive, financial and economic data and our operating plans. These statements involve a number of risks, uncertainties and other factors that could cause actual results to be materially different. Among the events and uncertainties that could adversely affect future periods are:
•	risk associated with our pending merger with PepsiCo, including satisfaction of certain conditions of the pending merger, contractual restrictions on the conduct of our business included in the merger agreement, and the potential for loss of key personnel, disruption of our sales and operations or any impact on our relationships with third parties as a result of the pending merger;
•	PepsiCo’s ability to affect matters concerning us through its equity ownership of PBG, representation on our Board and approval rights under our Master Bottling Agreement;
•	material changes in expected levels of bottler incentive payments from PepsiCo;
•	restrictions imposed by PepsiCo on our raw material suppliers that could increase our costs;
•	material changes from expectations in the cost or availability of ingredients, packaging materials, other raw materials or energy, including changes resulting from restrictions on our suppliers required by PepsiCo;
•	limitations on the availability of water or obtaining water rights;
•	an inability to achieve strategic business plan targets;
•	an inability to achieve cost savings;
•	material changes in capital investment for infrastructure and an inability to achieve the expected timing for returns on cold-drink equipment and related infrastructure expenditures;
•	decreased demand for our product resulting from changes in consumers’ preferences;
•	an inability to achieve volume growth through product and packaging initiatives;
•	impact of competitive activities on our business;
•	impact of customer consolidations on our business;
•	unfavorable weather conditions in our markets;
•	an inability to successfully integrate acquired businesses or to meet projections for performance in newly acquired territories;
•	loss of business from a significant customer;
•	loss of key members of management;
•	failure or inability to comply with laws and regulations;
•	litigation, other claims and negative publicity relating to alleged unhealthy properties or environmental impact of our products;

•	changes in laws and regulations governing the manufacture and sale of food and beverages (including taxes on sweetened beverages), the environment, transportation, employee safety, labor and government contracts;
•	changes in accounting standards and taxation requirements (including unfavorable outcomes from audits performed by various tax authorities);
•	an increase in costs of pension, medical and other employee benefit costs;
•	unfavorable market performance of assets in our pension plans or material changes in key assumptions used to calculate the liability of our pension plans, such as discount rate;
•	unforeseen social, economic and political changes;
•	possible recalls of our products;
•	interruptions of operations due to labor disagreements;
•	limitations on our ability to invest in our business as a result of our repayment obligations under our existing indebtedness;
•	changes in our debt ratings, an increase in financing costs or limitations on our ability to obtain credit; and
•	material changes in expected interest and currency exchange rates.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Pepsi Bottling Group, Inc.
Consolidated Statements of Operations
Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007
in millions, except per share data

	2009	2008	2007
Net Revenues	$13,219	$13,796	$13,591
Cost of sales	7,379	7,586	7,370

Gross Profit	5,840	6,210	6,221
Selling, delivery and administrative expenses	4,792	5,149	5,150
Impairment charges	—	412	—

Operating Income	1,048	649	1,071
Interest expense, net	303	290	274
Other non-operating (income) expenses, net	(4)	25	(6)

Income Before Income Taxes	749	334	803
Income tax expense	43	112	177

Net Income	706	222	626
Less: Net income attributable to noncontrolling interests	94	60	94

Net Income Attributable to PBG	$612	$162	$532

Earnings per Share Attributable to PBG’s Common Shareholders
Basic Earnings per Share	$2.84	$0.75	$2.35

Weighted-average shares outstanding	216	216	226

Diluted Earnings per Share	$2.77	$0.74	$2.29

Weighted-average shares outstanding	221	220	233

Dividends Declared per Common Share	$0.71	$0.65	$0.53

See accompanying notes to Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Consolidated Statements of Cash Flows
Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007
in millions

	2009	2008	2007
Cash Flows—Operations
Net income	$706	$222	$626
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	637	673	669
Deferred income taxes	88	(47)	(42)
Share-based compensation	58	56	62
Impairment charges	—	412	—
Defined benefit pension and postretirement expenses	98	114	121
Casualty self-insurance expense	76	87	90
Net other non-cash charges and credits	52	95	79
Changes in operating working capital, excluding effects of acquisitions:
Accounts receivable, net	(67)	40	(110)
Inventories	(46)	3	(19)
Prepaid expenses and other current assets	(26)	10	(17)
Accounts payable and other current liabilities	55	(134)	185
Income taxes payable	(147)	14	9

Net change in operating working capital	(231)	(67)	48
Casualty insurance payments	(70)	(79)	(70)
Pension contributions to funded plans	(229)	(85)	(70)
Other operating activities, net	(77)	(97)	(76)

Net Cash Provided by Operations	1,108	1,284	1,437

Cash Flows—Investments
Capital expenditures	(556)	(760)	(854)
Acquisitions, net of cash acquired	(112)	(279)	(49)
Investments in noncontrolled affiliates	(2)	(742)	—
Proceeds from sale of property, plant and equipment	15	24	14
Issuance of note receivable from noncontrolled affiliate	(92)	—	—
Repayments of note receivable from noncontrolled affiliate	28	—	—
Other investing activities, net	5	(1)	6

Net Cash Used for Investments	(714)	(1,758)	(883)

Cash Flows—Financing
Short-term borrowings, net—three months or less	66	(108)	(106)
Proceeds from short-term borrowings – more than three months	—	117	167
Payments of short-term borrowings – more than three months	—	(91)	(211)
Proceeds from issuances of long-term debt	741	1,290	24
Payments of long-term debt	(1,330)	(10)	(42)
Distribution to noncontrolling interest holder	(30)	(73)	(17)
Dividends paid	(150)	(135)	(113)
Excess tax benefit from the exercise of equity awards	10	2	14
Proceeds from the exercise of stock options	202	42	159
Share repurchases	—	(489)	(439)
Contributions from noncontrolling interest holder	33	308	—
Other financing activities, net	(12)	(3)	—

Net Cash (Used for) Provided by Financing	(470)	850	(564)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	17	(57)	28

Net (Decrease) Increase in Cash and Cash Equivalents	(59)	319	18
Cash and Cash Equivalents—Beginning of Year	966	647	629

Cash and Cash Equivalents—End of Year	$907	$966	$647

See accompanying notes to Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Consolidated Balance Sheets
December 26, 2009 and December 27, 2008
in millions, except per share data

	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$907	$966
Accounts receivable, net	1,491	1,371
Inventories	600	528
Prepaid expenses and other current assets	414	276

Total Current Assets	3,412	3,141

Property, plant and equipment, net	3,899	3,882
Other intangible assets, net	3,941	3,751
Goodwill	1,506	1,434
Investments in noncontrolled affiliates	627	619
Other assets	185	155

Total Assets	$13,570	$12,982

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,762	$1,675
Short-term borrowings	188	103
Current maturities of long-term debt	15	1,305

Total Current Liabilities	1,965	3,083

Long-term debt	5,449	4,784
Other liabilities	1,162	1,658
Deferred income taxes	1,285	966

Total Liabilities	9,861	10,491

Equity
Common stock, par value $0.01 per share:
authorized 900 shares, issued 310 shares	3	3
Additional paid-in capital	1,861	1,851
Retained earnings	3,585	3,130
Accumulated other comprehensive loss	(596)	(938)
Treasury stock: 89 shares and 99 shares in 2009 and 2008, respectively, at cost	(2,436)	(2,703)

Total PBG Shareholders’ Equity	2,417	1,343
Noncontrolling interests	1,292	1,148

Total Equity	3,709	2,491

Total Liabilities and Equity	$13,570	$12,982

See accompanying notes to Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Consolidated Statements of Changes in Equity
Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007
in millions, except per share data

				Accumulated
				Other					Compre-
		Additional		Compre-		Total PBG	Noncon-		hensive
	Common	Paid-In	Retained	hensive	Treasury	Shareholders’	trolling	Total	Income
	Stock	Capital	Earnings	Loss	Stock	Equity	Interests	Equity	(Loss)
Balance at December 30, 2006	$3	$1,751	$2,708	$(361)	$(2,017)	$2,084	$540	$2,624
Comprehensive income:
Net income	—	—	532	—	—	532	94	626	$626
Net currency translation adjustment	—	—	—	220	—	220	15	235	235
Cash flow hedge adjustment, net of tax of $(1)	—	—	—	(1)	—	(1)	—	(1)	(1)
Pension and postretirement medical benefit plans adjustment, net of tax of $(61)	—	—	—	94	—	94	11	105	105

Total comprehensive income									$965

Equity awards exercises: 7 shares	—	(28)	—	—	187	159	—	159
Tax benefit – equity awards	—	22	—	—	—	22	—	22
Share repurchases: 13 shares	—	—	—	—	(439)	(439)	—	(439)
Share-based compensation	—	60	—	—	—	60	—	60
Impact from the adoption of new income tax standard	—	—	5	—	—	5	(3)	2
Cash dividends declared on common stock (per share: $0.53)	—	—	(121)	—	—	(121)	—	(121)
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(17)	(17)
Contributions from noncontrolling interest holder	—	—	—	—	—	—	333	333

Balance at December 29, 2007	3	1,805	3,124	(48)	(2,269)	2,615	973	3,588
Comprehensive income (loss):
Net income	—	—	162	—	—	162	60	222	$222
Net currency translation adjustment	—	—	—	(554)	—	(554)	(109)	(663)	(663)
Cash flow hedge adjustment, net of tax of $24	—	—	—	(33)	—	(33)	(4)	(37)	(37)
Pension and postretirement medical benefit plans adjustment, net of tax of $204	—	—	—	(322)	—	(322)	(38)	(360)	(360)

Total comprehensive loss									$(838)

Pension and postretirement measurement date adjustment, net of tax of $(5)	—	—	(16)	19	—	3	—	3
Equity awards exercises: 2 shares	—	(13)	—	—	55	42	—	42
Tax benefit and withholding tax – equity awards	—	2	—	—	—	2	—	2
Share repurchases: 15 shares	—	—	—	—	(489)	(489)	—	(489)
Share-based compensation	—	57	—	—	—	57	—	57
Cash dividends declared on common stock (per share: $0.65)	—	—	(140)	—	—	(140)	—	(140)
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(73)	(73)
Contributions from noncontrolling interest holder	—	—	—	—	—	—	339	339

Balance at December 27, 2008	3	1,851	3,130	(938)	(2,703)	1,343	1,148	2,491
Comprehensive income:
Net income	—	—	612	—	—	612	94	706	$706
Net currency translation adjustment	—	—	—	160	—	160	3	163	163
Cash flow hedge adjustment, net of tax of $(43)	—	—	—	63	—	63	7	70	70
Pension and postretirement medical benefit plans adjustment, net of tax of $(78)	—	—	—	119	—	119	14	133	133

Total comprehensive income									$1,072

Equity awards exercises: 10 shares	—	(65)	—	—	267	202	—	202
Tax benefit – equity awards	—	21	—	—	—	21	—	21
Withholding tax – equity awards	—	(7)	—	—	—	(7)	—	(7)
Share-based compensation	—	55	—	—	—	55	—	55
Dividends declared on common stock and equity awards (per share: $0.71)	—	6	(157)	—	—	(151)	—	(151)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(30)	(30)
Contributions from noncontrolling interest holder	—	—	—	—	—	—	56	56

Balance at December 26, 2009	$3	$1,861	$3,585	$(596)	$(2,436)	$2,417	$1,292	$3,709

See accompanying notes to Consolidated Financial Statements.

The Pepsi Bottling Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007
in millions

	2009	2008	2007
Net income	$706	$222	$626
Net currency translation adjustment	163	(663)	235
Cash flow hedge adjustment, net of tax	70	(37)	(1)
Pension and postretirement medical benefit plans adjustment, net of tax	133	(360)	105

Comprehensive income (loss)	1,072	(838)	965
Less: Comprehensive income (loss) attributable to noncontrolling interests	118	(91)	120

Comprehensive income (loss) attributable to PBG	$954	$(747)	$845

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
     At December 26, 2009, PepsiCo, Inc. (“PepsiCo”) owned 70,166,458 shares of our common stock, consisting of 70,066,458 shares of common stock and all 100,000 authorized shares of Class B common stock. This represents approximately 31.7 percent of our outstanding common stock and 100 percent of our outstanding Class B common stock, together representing 38.6 percent of the voting power of all classes of our voting stock. In addition, PepsiCo owns approximately 6.6 percent of the equity of Bottling LLC and 40 percent of PR Beverages Limited (“PR Beverages”), a consolidated venture for our Russian operations, which was formed on March 1, 2007.
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
     Our Board of Directors has the authority to provide for the issuance of up to 20,000,000 shares of preferred stock, and to determine the price and terms, including, but not limited to, preferences and voting rights of those shares without stockholder approval. At December 26, 2009, there was no preferred stock outstanding.
     On August 3, 2009, PBG and PepsiCo entered into a definitive merger agreement, under which PepsiCo will acquire all outstanding shares of PBG common stock it does not already own for the price of $36.50 in cash or 0.6432 shares of PepsiCo common stock, subject to proration such that the aggregate consideration to be paid to PBG shareholders shall be 50 percent in cash and 50 percent in PepsiCo common stock. At a special meeting of our shareholders held on February 17, 2010, our shareholders adopted the merger agreement. The transaction is subject to certain regulatory approvals and is expected to be finalized by the end of the first quarter of 2010.
Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) often requires management to make judgments, estimates and assumptions that affect the reported amounts included in our Consolidated Financial Statements and related disclosures. We evaluate our estimates on an on-going basis using our historical experience as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effect cannot be determined with precision, actual results may differ from these estimates. In preparation of these financial statements, we have evaluated and assessed all events occurring subsequent to December 26, 2009 and through February 22, 2010, which is the date our financial statements were issued.
     Basis of Consolidation – We consolidate in our financial statements entities in which we have a controlling financial interest, as well as variable interest entities where we are the primary beneficiary. Noncontrolling interests in earnings and ownership has been recorded for the percentage of these entities not owned by PBG. In addition, we use the equity method of accounting to recognize investments in and income from entities where we have significant influence, but do not have a controlling financial interest. We have eliminated all intercompany accounts and transactions in consolidation.

     Fiscal Year – Our U.S. and Canadian operations report using a fiscal year that consists of 52 weeks, ending on the last Saturday in December. Every five or six years a 53rd week is added. Fiscal years 2009, 2008 and 2007 consisted of 52 weeks. Our remaining countries report on a calendar-year basis. Accordingly, we recognize our quarterly business results as outlined below:

Quarter	U.S. & Canada	Mexico & Europe
First Quarter	12 weeks	January and February
Second Quarter	12 weeks	March, April and May
Third Quarter	12 weeks	June, July and August
Fourth Quarter	16 weeks	September, October, November and December
     Revenue Recognition – Revenue, net of sales returns, is recognized when our products are delivered to customers in accordance with the written sales terms. We offer certain sales incentives on a local and national level through various customer trade agreements designed to enhance the growth of our revenue, market share and consumer brand awareness. Customer trade agreements are accounted for as a reduction to our revenues.
     Customer trade agreements with our customers include payments for in-store displays, volume rebates, equipment placements, featured advertising and other growth incentives. A number of our customer trade agreements are based on quarterly and annual targets that generally do not exceed one year. Amounts recognized in our financial statements are based on amounts estimated to be paid to our customers depending upon current performance, historical experience, actual and forecasted volume and other performance criteria.
     Advertising and Marketing Costs – We are involved in a variety of programs to promote our products. We include advertising and marketing costs in selling, delivery and administrative expenses (“SD&A”). Advertising and marketing costs were $360 million, $437 million and $424 million in 2009, 2008 and 2007, respectively, before bottler incentives received from PepsiCo and other brand owners.
     Bottler Incentives – PepsiCo and other brand owners, at their discretion, provide us with various forms of bottler incentives. These incentives cover a variety of initiatives, including direct marketplace support and advertising support. We classify bottler incentives as follows:
•	Direct marketplace support represents PepsiCo’s and other brand owners’ agreed-upon funding to assist us in offering sales and promotional discounts to retailers and is generally recorded as an adjustment to cost of sales. If the direct marketplace support is a reimbursement for a specific, incremental and identifiable program, the funding is recorded as an offset to the cost of the program either in net revenues or SD&A.

•	Advertising support represents agreed-upon funding to assist us with the cost of media time and promotional materials and is generally recorded as an adjustment to cost of sales. Advertising support that represents reimbursement for a specific, incremental and identifiable media cost, is recorded as a reduction to advertising and marketing expenses within SD&A.
     Total bottler incentives recognized as adjustments to net revenues, cost of sales and SD&A in our Consolidated Statements of Operations were as follows:

	Fiscal Year Ended
	2009	2008	2007
Net revenues	$100	$93	$66
Cost of sales	539	586	626
Selling, delivery and administrative expenses	47	57	67

Total bottler incentives	$686	$736	$759

     Share-Based Compensation – The Company grants a combination of stock option awards and restricted stock units to our middle and senior management and our Board of Directors. See Note 4 Share-based Compensation for further discussion on our share-based compensation.
     Shipping and Handling Costs – Our shipping and handling costs reported in the Consolidated Statements of Operations are recorded primarily within SD&A. Such costs recorded within SD&A totaled $1.7 billion in 2009, 2008 and 2007.

     Foreign Currency Gains and Losses and Currency Translation – We translate the balance sheets of our foreign subsidiaries at the exchange rates in effect at the balance sheet date, while we translate the statements of operations at the average rates of exchange during the year. The resulting translation adjustments of our foreign subsidiaries are included in accumulated other comprehensive loss (“AOCL”), net of noncontrolling interests on our Consolidated Balance Sheets. Transactional gains and losses on our financial assets and liabilities arising from the impact of currency exchange rate fluctuations on transactions in foreign currency that is different from the local functional currency are included in other non-operating (income) expenses, net in our Consolidated Statements of Operations.
     Pension and Postretirement Medical Benefit Plans – We sponsor pension and other postretirement medical benefit plans in various forms in the U.S. and other similar plans in our international locations, covering employees who meet specified eligibility requirements.
     Based on new pension accounting rules, we began to recognize the overfunded or underfunded status of each of the pension and other postretirement plans beginning on December 30, 2006. In addition, on December 30, 2007, we changed our measurement date to the year-end balance sheet date for our plan assets, liabilities and expenses. For fiscal years ended 2007 and prior, the majority of the pension and other postretirement plans used a September 30 measurement date and all plan assets and obligations were generally reported as of that date. As part of measuring the plan assets and benefit obligations on December 30, 2007, we adjusted our opening balances of retained earnings and AOCL for the change in net periodic benefit cost and fair value, respectively, from the previously used September 30 measurement date. The adoption of the measurement date provisions resulted in a net decrease in the pension and other postretirement medical benefit plans liability of $9 million, a net decrease in retained earnings of $16 million, net of noncontrolling interests of $2 million and taxes of $9 million and a net decrease in AOCL of $19 million, net of noncontrolling interests of $2 million and taxes of $14 million. There was no impact on our results of operations.
     The determination of pension and postretirement medical benefit plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees earn while working, as well as the present value of those benefit obligations. Significant assumptions include discount rate; expected rate of return on plan assets; certain employee-related factors such as retirement age, mortality, and turnover; rate of salary increases for plans where benefits are based on earnings; and for retiree medical plans, health care cost trend rates. We evaluate these assumptions on an annual basis at each measurement date based upon historical experience of the plans and management’s best judgment regarding future expectations.
     Differences between the assumed rate of return and actual return on plan assets are deferred in AOCL in equity and amortized to earnings utilizing the market-related value method. Under this method, differences between the assumed rate of return and actual rate of return from any one year will be recognized over a five-year period in the market-related value.
     Differences between assumed and actual returns on plan assets and other gains and losses resulting from changes in actuarial assumptions are determined at each measurement date and deferred in AOCL in equity. To the extent the amount of all unrecognized gains and losses exceeds 10 percent of the larger of the benefit obligation or the market-related value of plan assets, such amount is amortized to earnings over the average remaining service period of active participants.
     The cost or benefit from benefit plan changes is also deferred in AOCL in equity and amortized to earnings on a straight-line basis over the average remaining service period of the employees expected to receive benefits.
     See Note 11 Pension and Postretirement Medical Benefit Plans for further discussion on our pension and postretirement medical benefit plans.
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
     Effective fiscal year 2007, we adopted the new income tax standard and began to recognize the impact of our tax positions in our financial statements if those positions will more likely than not be sustained on audit, based on the technical merit of the position. The impact of adopting this standard was recorded by adjusting opening retained earnings.

     Significant management judgment is required in evaluating our tax positions and in determining our effective tax rate.
     See Note 12 Income Taxes for further discussion on our income taxes.
     Earnings Per Share – We compute basic earnings per share by dividing net income attributable to PBG by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other equity awards from stock compensation plans were exercised and converted into common stock that would then participate in net income.
     Cash and Cash Equivalents – Cash and cash equivalents include all highly liquid investments with original maturities not exceeding three months at the time of purchase. The fair value of our cash and cash equivalents approximates the amounts shown on our Consolidated Balance Sheets due to their short-term nature.
     Allowance for Doubtful Accounts – A portion of our accounts receivable will not be collected due to non-payment, bankruptcies and sales returns. We reserve an amount based on the evaluation of the aging of accounts receivable, sales return trend analysis, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers.
     Inventories – We value our inventories at the lower of cost or net realizable value. The cost of our inventory is generally computed using the average cost method.
     Property, Plant and Equipment – We record property, plant and equipment (“PP&E”) at cost, except for PP&E that has been impaired, for which we write down the carrying amount to estimated fair market value, which then becomes the new cost basis.
     We depreciate PP&E on a straight-line basis over the estimated lives as follows:

Buildings and improvements	20-33 years
Manufacturing and distribution equipment	2-15 years
Marketing equipment	2-7 years
     Other Intangible Assets, net and Goodwill – Intangible assets with indefinite useful lives and goodwill are not amortized; however, they are evaluated for impairment at least annually, or more frequently if facts and circumstances indicate that the assets may be impaired.
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
     See Note 6 Other Intangible Assets, net and Goodwill for further discussion on our goodwill and other intangible assets.
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
     At December 26, 2009, our net liability for casualty costs was $240 million, of which $70 million was considered short-term in nature. At December 27, 2008, our net liability for casualty costs was $235 million, of which $70 million was considered short-term in nature.

     Noncontrolling Interests – Noncontrolling interests are recorded for the entities that we consolidate but are not wholly owned by PBG. Noncontrolling interests recorded in our Consolidated Financial Statements is primarily comprised of PepsiCo’s share of Bottling LLC and PR Beverages. At December 26, 2009, PepsiCo owned 6.6 percent of Bottling LLC and 40 percent of PR Beverages venture.
     Treasury Stock – We record the repurchase of shares of our common stock at cost and classify these shares as treasury stock within PBG shareholders’ equity. Repurchased shares are included in our authorized and issued shares but not included in our shares outstanding. We record shares reissued using an average cost. At December 26, 2009, we had 175 million shares authorized under our share repurchase program. Since the inception of our share repurchase program in October 1999, we have repurchased approximately 146 million shares and have reissued approximately 57 million for stock option exercises.
     Financial Instruments and Risk Management –All derivative instruments are recorded at fair value as either assets or liabilities in our Consolidated Balance Sheets. Derivative instruments are generally designated and accounted for as either a hedge of a recognized asset or liability (“fair value hedge”) or a hedge of a forecasted transaction (“cash flow hedge”). Certain of these derivatives are not designated as hedging instruments and are used as “economic hedges” to manage certain risks in our business.
     For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the change in the fair value of a derivative instrument is deferred in AOCL until the underlying hedged item is recognized in earnings. The derivative gain or loss recognized in earnings is recorded consistent with the expense classification of the underlying hedged item. The ineffective portion of a fair value change on a qualifying cash flow hedge is recognized in earnings immediately. For derivatives that receive fair value hedge treatment, we recognize the change in fair value for both the derivative and hedged item currently in earnings.
     Derivative instruments that are not designated as hedging instruments, but are used as economic hedges to manage certain risks in our business, are marked-to-market on a periodic basis and recognized currently in earnings consistent with the expense classification of the underlying hedged item.
     Commitments and Contingencies – We are subject to various claims and contingencies related to lawsuits, environmental and other matters arising out of the normal course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.
New Accounting Standards
     Accounting Codification
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification Update No. 2009-01 (“ASU No. 2009-1”), “Topic 105 – Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. The guidance also explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This standard became effective in the fourth quarter of 2009 and required the Company to update all GAAP references to refer to the new Codification topics, where applicable.
     Variable Interest Entity
     In June 2009, the FASB issued an accounting standard on variable interest entities, which was incorporated into the Consolidation topic of the Codification, to address the elimination of the concept of a qualifying special purpose entity. This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, it provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The standard will become effective in the first quarter of 2010. We do not expect that this standard will have a material impact on our Consolidated Financial Statements.
     Postretirement Benefit Plan Disclosure
     In December 2008, the FASB issued an accounting standard enhancing employer’s disclosures about postretirement benefit plan assets, which was incorporated into the Codification topic Compensation – Retirement Benefits. This new standard requires companies to disclose information about the fair value measurement of plan assets. The standard became effective in the fourth quarter of 2009. See Note 11 Pension and Postretirement Medical Benefit Plans for further information.
     Derivative Instruments and Hedging Activity
     In March 2008, the FASB issued an accounting standard, which was incorporated into the Derivatives and Hedging topic of the Codification, requiring enhanced disclosure for derivative and hedging activities. The standard became effective in the first quarter of 2009. See Note 10 Financial Instruments and Risk Management for the required disclosures.
     Business Combinations
     In December 2007, the FASB issued an accounting standard which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The standard, which was incorporated into the Business Combinations topic of the Codification, became effective in 2009 and did not have a material impact on our Consolidated Financial Statements.
     Noncontrolling Interests
     In December 2007, the FASB issued an accounting standard on noncontrolling interests which addresses the accounting and reporting framework for noncontrolling interests by a parent company. The standard, which was incorporated into the Consolidation topic of the Codification, also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. The standard became effective in the first quarter of 2009 and required that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. In addition, it requires reporting noncontrolling interests as a component of equity in our Consolidated Balance Sheets and below income tax expense in our Consolidated Statements of Operations. We have retrospectively applied the presentation to our prior year balances in our Consolidated Financial Statements.
Note 3—EARNINGS PER SHARE
     The following table reconciles the shares outstanding and net income attributable to PBG used in the computations of both basic and diluted earnings per share attributable to PBG’s common shareholders:

Shares in millions	Fiscal Year Ended
	2009	2008	2007
Net income attributable to PBG	$612	$162	$532
Weighted-average shares outstanding during period on which basic earnings per share is calculated	216	216	226
Effect of dilutive shares
Incremental shares under stock compensation plans	5	4	7

Weighted-average shares outstanding during period on which diluted earnings per share is calculated	221	220	233

Earnings per share attributable to PBG’s common shareholders
Basic earnings per share	$2.84	$0.75	$2.35

Diluted earnings per share	$2.77	$0.74	$2.29

     Basic earnings per share are calculated by dividing the net income attributable to PBG by the weighted-average number of shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if stock options or other equity awards from our stock compensation plans were exercised and converted into common stock that would then participate in net income.
     Diluted earnings per share for the fiscal years ended 2009 and 2008 exclude the dilutive effect of 8.4 million and 11.6 million stock options, respectively. These shares were excluded from the diluted earnings per share computation because for the years noted, the exercise price of the stock options was greater than the average market price of the Company’s common shares during the related periods and the effect of including the stock options in the computation would be anti-dilutive. For the fiscal year ended 2007, there were no stock options excluded from the diluted earnings per share calculation.

Note 4—SHARE-BASED COMPENSATION
Accounting for Share-Based Compensation
     Effective January 1, 2006, the Company began recognizing compensation expense for equity awards over the vesting period based on their grant-date fair value. The Company uses the modified prospective approach. Under this transition method, the measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, we amortize share-based compensation expense on a straight-line basis over the vesting term.
     Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures, both at the date of grant as well as throughout the vesting period, based on the Company’s historical experience and future expectations.
     Total share-based compensation expense recognized in the Consolidated Statements of Operations is as follows:

	Fiscal Year Ended
	2009	2008	2007
Total share-based compensation expense	$58	$56	$62
Income tax benefit	(17)	(16)	(17)
Noncontrolling interests	(5)	(3)	(5)

Net income attributable to PBG impact	$36	$37	$40

Share-Based Long-Term Incentive Compensation Plans
     We grant a mix of stock options and restricted stock units to middle and senior management employees and our Board of Directors under our incentive plans.
     Shares available for future issuance to employees and our Board of Directors under existing plans were 9.5 million at December 26, 2009.
     The fair value of PBG stock options was estimated at the date of grant using the Black-Scholes-Merton option-valuation model. The table below outlines the weighted-average assumptions for options granted during years ended December 26, 2009, December 27, 2008 and December 29, 2007:

	2009	2008	2007
Risk-free interest rate	2.2%	2.8%	4.5%
Expected term (in years)	5.3	5.3	5.6
Expected volatility	30%	24%	25%
Expected dividend yield	2.8%	2.0%	1.8%
     The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining expected term. The expected term of the options represents the estimated period of time employees will retain their vested stocks until exercise. Due to the lack of historical experience in stock option exercises, we estimate expected term utilizing a combination of the simplified method and historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the implied volatility of its traded options. The expected dividend yield is management’s long-term estimate of annual dividends to be paid as a percentage of share price.
     The fair value of restricted stock units is based on the fair value of PBG stock on the date of grant.
     We receive a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price over the exercise price of the options. Additionally, we receive a tax deduction for certain restricted stock units equal to the fair market value of PBG’s stock at the date the restricted stock units are converted to PBG stock. GAAP requires that benefits received from tax deductions up to the grant-date fair value of equity awards be reported as operating cash inflows in our Consolidated Statements of Cash Flows. Benefits from tax deductions in excess of the grant-date fair value from equity awards are treated as financing cash inflows in our Consolidated Statements of Cash Flows. For the year ended December 26, 2009, we recognized $36 million in tax benefits from equity awards in the Consolidated Statements of Cash Flows, of which $10 million was recorded in the financing section with the remaining being recorded in cash from operations.
     As of December 26, 2009, there was approximately $71 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Stock Options
     Stock options expire after 10 years and generally vest ratably over three years. Stock options granted to our Board of Directors are typically fully vested on the grant date.
     The following table summarizes option activity during the year ended December 26, 2009:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Shares	Price	Contractual	Aggregate
	(in millions)	per Share	Term (years)	Intrinsic Value
Outstanding at December 27, 2008	28.0	$26.50	5.5	$35
Granted	5.8	$18.93
Exercised	(9.1)	$22.23
Forfeited	(0.8)	$25.32

Outstanding at December 26, 2009	23.9	$26.33	6.2	$268

Vested or expected to vest at December 26, 2009	23.2	$26.46	6.1	$258

Exercisable at December 26, 2009	14.8	$27.57	4.7	$148

     The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $37.56 and $22.00 as of the last business day of the years ended December 26, 2009 and December 27, 2008, respectively.
     For the years ended December 26, 2009, December 27, 2008 and December 29, 2007, the weighted-average grant-date fair value of stock options granted was $4.55, $7.10 and $8.19, respectively. The total intrinsic value of stock options exercised during the years ended December 26, 2009, December 27, 2008 and December 29, 2007 was $98 million, $21 million and $100 million, respectively.
Restricted Stock Units
     Restricted stock units granted to employees generally vest over three years. In addition, restricted stock unit awards to certain senior executives contain vesting provisions that are contingent upon the achievement of pre-established performance targets. The initial restricted stock unit award to our Board of Directors remains restricted while the individual serves on the Board. The annual grants to our Board of Directors vest immediately, but receipt of the shares may be deferred. All restricted stock unit awards are settled in shares of PBG common stock.
     The following table summarizes restricted stock unit activity during the year ended December 26, 2009:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	(in	Grant-Date	Contractual	Intrinsic
	thousands)	Fair Value	Term (years)	Value
Outstanding at December 27, 2008	3,353	$31.97	1.3	$74
Granted	1,887	$18.82
Converted	(930)	$29.39
Forfeited	(208)	$29.15

Outstanding at December 26, 2009	4,102	$26.65	1.4	$154

Vested or expected to vest at December 26, 2009	3,593	$26.69	1.4	$135

Convertible at December 26, 2009	60	$27.05	—	$2

     For the years ended December 26, 2009, December 27, 2008 and December 29, 2007, the weighted-average grant-date fair value of restricted stock units granted was $18.82, $35.38 and $31.02, respectively. The total intrinsic value of restricted stock units converted during the years ended December 26, 2009, December 27, 2008 and December 29, 2007 was approximately $19 million, $4 million and $575 thousand, respectively.
Note 5—BALANCE SHEET DETAILS

	2009	2008
Accounts Receivable, net
Trade accounts receivable	$1,278	$1,208
Allowance for doubtful accounts	(69)	(71)
Accounts receivable from PepsiCo	210	154
Other receivables	72	80

	$1,491	$1,371

Inventories
Raw materials and supplies	$220	$185
Finished goods	380	343

	$600	$528

Prepaid Expenses and Other Current Assets
Prepaid expenses	$317	$244
Other current assets	97	32

	$414	$276

Property, Plant and Equipment, net(1)
Land	$306	$300
Buildings and improvements	1,704	1,542
Manufacturing and distribution equipment	4,192	3,999
Marketing equipment	2,192	2,246
Capital leases(2)	46	23
Other	153	154

	8,593	8,264
Accumulated depreciation	(4,694)	(4,382)

	$3,899	$3,882

(1)	Pursuant to the terms of an industrial revenue bond, we transferred title of certain fixed assets with a net book value of $70 million to a state governmental authority in the U.S. to receive a property tax abatement. The title to these assets will revert back to PBG upon retirement or cancellation of the bond. These fixed assets are still recognized in the Company’s Consolidated Balance Sheets as all risks and rewards remain with the Company.

(2)	Capital leases primarily represent manufacturing and office equipment.

	2009	2008
Other Assets
Note receivable from noncontrolled affiliate	$73	$—
Other assets	112	155

	$185	$155

	2009	2008
Accounts Payable and Other Current Liabilities
Accounts payable	$497	$444
Accounts payable to PepsiCo	204	217
Trade incentives	232	189
Accrued compensation and benefits	256	240
Other accrued taxes	121	128
Accrued interest	86	85
Other current liabilities	366	372

	$1,762	$1,675

Note 6—OTHER INTANGIBLE ASSETS, NET AND GOODWILL
     The components of other intangible assets are as follows:

	2009	2008
Intangibles subject to amortization:
Gross carrying amount:
Customer relationships and lists	$47	$45
Franchise and distribution rights	79	41
Other identified intangibles	26	34

	152	120

Accumulated amortization:
Customer relationships and lists	(18)	(15)
Franchise and distribution rights	(36)	(31)
Other identified intangibles	(7)	(21)

	(61)	(67)

Intangibles subject to amortization, net	91	53

Intangibles not subject to amortization:
Carrying amount:
Franchise rights	3,390	3,244
Licensing rights	315	315
Distribution rights	52	49
Brands	40	39
Other identified intangibles	53	51

Intangibles not subject to amortization	3,850	3,698

Total other intangible assets, net	$3,941	$3,751

     During the second quarter of 2009, we acquired a Pepsi-Cola and Dr Pepper franchise bottler serving portions of central Texas. As a result of this acquisition we recorded approximately $56 million of non-amortizable franchise rights and $8 million of non-compete agreements, with a weighted-average amortization period of 5 years.
     During the third quarter of 2009, we acquired a Pepsi-Cola franchise bottler serving northeastern Massachusetts. As a result of this acquisition we recorded approximately $24 million of non-amortizable franchise rights and $1 million of non-compete agreements, with a weighted-average amortization period of 5 years.
     During 2009, we acquired distribution rights for certain energy drinks in the United States, Canada and Mexico, and protein-enhanced functional beverages in the United States. As a result of these acquisitions we recorded approximately $36 million of amortizable distribution rights, with a weighted-average amortization period of 10 years.
     During 2009, we acquired rights to manufacture and distribute Crush brands in portions of the United States and recorded approximately $4 million of non-amortizable franchise rights.
     During the first quarter of 2008, we acquired a Pepsi-Cola franchise bottler serving certain New York counties in whole or in part. As a result of the acquisition we recorded approximately $18 million of non-amortizable franchise rights and $4 million of non-compete agreements, with a weighted-average amortization period of 10 years.
     During the first quarter of 2008, we acquired distribution rights for SoBe brands in portions of Arizona and Texas and recorded approximately $6 million of non-amortizable distribution rights.
     During the fourth quarter of 2008, we acquired a Pepsi-Cola franchise bottler serving portions of Colorado, Arizona and New Mexico. As a result of the acquisition we recorded approximately $176 million of non-amortizable franchise rights.
     The total cost of acquisitions and distribution and franchise rights during 2009 and 2008 was approximately $132 million and $279 million, respectively.
Intangible Asset Amortization
     Intangible asset amortization expense was $10 million, $9 million and $10 million in 2009, 2008 and 2007, respectively. Amortization expense for each of the next five years is estimated to be approximately $12 million or less.

Goodwill
     The changes in the carrying value of goodwill by reportable segment for the years ended December 27, 2008 and December 26, 2009 are as follows:

		U.S. &
	Total	Canada	Europe	Mexico
Balance at December 29, 2007	$1,533	$1,290	$17	$226
Purchase price allocations	27	20	13	(6)
Impact of foreign currency translation and other	(126)	(75)	(4)	(47)

Balance at December 27, 2008	1,434	1,235	26	173
Purchase price allocations	13	11	2	—
Impact of foreign currency translation and other	59	49	—	10

Balance at December 26, 2009	$1,506	$1,295	$28	$183

     During 2009, the purchase price allocations in the U.S. & Canada segment primarily relate to goodwill allocations resulting from changes in taxes associated with our previous acquisitions.
     During 2008, the purchase price allocations in the U.S. & Canada segment primarily relate to goodwill allocations resulting from the acquisitions discussed above. In the Europe segment, the purchase price allocations primarily relate to Russia’s purchase of a company that will manufacture various Pepsi products in Siberia and Eastern Russia. The purchase price allocations in the Mexico segment primarily relate to goodwill allocations resulting from changes in taxes associated with our previous acquisitions.
Annual Impairment Testing
     The Company completed its impairment test of goodwill and indefinite lived intangible assets during the third quarter of 2009 and recorded no impairment charge. In the fourth quarter of 2008, the Company recorded $412 million in non-cash impairment charges ($277 million net of tax and noncontrolling interests), relating primarily to distribution rights and brands for the Electropura water business in Mexico. The impairment charge relating to these intangible assets was determined based upon the findings of an extensive strategic review and the finalization of certain restructuring plans for our Mexican business. The fair value of our distribution rights was estimated using a multi-period excess earnings method that is based upon estimated discounted future cash flows. The fair value of our brands was estimated using a multi-period royalty savings method, which reflects the savings realized by owning the brand and, therefore, not having to pay a royalty fee to a third party.
Note 7—FAIR VALUE MEASUREMENTS
     During 2008, the Company began disclosing the fair value of all financial instruments valued on a recurring basis, at least annually. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a three level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the hierarchy are defined as follows:
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

     The following table summarizes the financial assets and liabilities we measure at fair value on a recurring basis as of December 26, 2009 and December 27, 2008:

	Level 2
	2009	2008
Financial Assets:
Commodity contracts(1)	$81	$—
Foreign currency contracts (1)	—	13
Prepaid forward contracts (2)	15	13
Interest rate swaps (3)	—	8

	$96	$34

Financial Liabilities:
Commodity contracts (1)	$3	$57
Foreign currency contracts (1)	6	6
Interest rate swaps (3)	64	1

	$73	$64

(1)	Based primarily on the forward rates of the specific indices upon which contract settlement is based.

(2)	Based primarily on the value of our stock price.

(3)	Based primarily on the London Inter-Bank Offer Rate (“LIBOR”) index.
Other Financial Assets and Liabilities
     Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities and short-term debt. The carrying values of these financial assets and liabilities approximates fair value due to their short maturities and since interest rates approximate current market rates for short-term debt.
     Long-term debt, which includes the current maturities of long-term debt, at December 26, 2009, had a carrying value and fair value of $5.5 billion and $6.1 billion, respectively and at December 27, 2008, had a carrying value and fair value of $6.1 billion and $6.4 billion, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

Note 8—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

	2009	2008
Short-term borrowings
Current maturities of long-term debt	$15	$1,305
Other short-term borrowings	188	103

	$203	$1,408

Long-term debt
5.63% (5.0% effective rate) (2) (3) senior notes due 2009	$—	$1,300
4.63% (4.6% effective rate) (3) senior notes due 2012	1,000	1,000
5.00% (5.2% effective rate) senior notes due 2013	400	400
6.95% (7.4% effective rate) (3) senior notes due 2014	1,300	1,300
4.13% (4.4% effective rate) senior notes due 2015	250	250
5.50% (5.3% effective rate) (2) senior notes due 2016	800	800
5.125% (4.9% effective rate) (2) senior notes due 2019	750	—
7.00% (7.1% effective rate) senior notes due 2029	1,000	1,000
Capital lease obligations (Note 9)	25	8
Other (average rate 3.8%)	16	37

	5,541	6,095

Fair value hedge adjustment (1)	(64)	6
Unamortized discount, net	(13)	(12)
Current maturities of long-term debt	(15)	(1,305)

	$5,449	$4,784

(1)	The portion of our fixed-rate debt obligations that is hedged is reflected in our Consolidated Balance Sheets as an amount equal to the sum of the debt’s carrying value plus a fair value adjustment, representing changes recorded in the fair value of the hedged debt obligations attributable to movements in market interest rates.

(2)	Effective interest rates include the impact of the gain/loss realized on swap instruments and represent the rates that were achieved in 2009.

(3)	These notes are guaranteed by PepsiCo.
Aggregate Maturities — Long-Term Debt
     Aggregate maturities of long-term debt as of December 26, 2009 are as follows: 2010: $8 million, 2011: $8 million, 2012: $1,000 million, 2013: $400 million, 2014: $1,300 million, 2015 and thereafter: $2,800 million. The maturities of long-term debt do not include the capital lease obligations, the non-cash impact of the fair value hedge adjustment and the interest effect of the unamortized discount.
     On January 14, 2009, we issued $750 million in senior notes, with a coupon rate of 5.125 percent, maturing in 2019. The net proceeds of the offering, together with a portion of the proceeds from the offering of our senior notes issued in the fourth quarter of 2008, were used to repay our senior notes due in 2009, at their scheduled maturity on February 17, 2009. Any excess proceeds of this offering were used for general corporate purposes. The next significant scheduled debt maturity is not until 2012.
     On October 24, 2008, we issued $1.3 billion of 6.95 percent senior notes due 2014 (the “Notes”). The Notes were guaranteed by PepsiCo on February 17, 2009. A portion of the proceeds of this debt was used to finance acquisitions and repay short-term commercial paper debt.
2009 Short-Term Debt Activities
     We have a committed credit facility of $1.2 billion and an uncommitted credit facility of $500 million. Both of these credit facilities are guaranteed by Bottling LLC and are used to support our $1.2 billion commercial paper program and working capital requirements.
     We had no commercial paper outstanding at December 26, 2009 or December 27, 2008.
     In addition to the credit facilities discussed above, we had available short-term bank credit lines of approximately $892 million at year-end 2009, of which the majority was uncommitted. These lines were primarily used to support the general operating needs of our international locations. As of December 26, 2009, we had $188 million outstanding under these lines of credit at a weighted-average interest rate of 3.1 percent. As of December 27, 2008, we had available short-term bank credit lines of approximately $772 million with $103 million outstanding at a weighted-average interest rate of 10.0 percent.
Debt Covenants
     Certain of our senior notes have redemption features and non-financial covenants that will, among other things, limit our ability to create or assume liens, enter into sale and lease-back transactions, engage in mergers or consolidations and transfer or lease all or substantially all of our assets. Additionally, certain of our credit facilities and senior notes have financial covenants consisting of the following:
•	Our debt to capitalization ratio should not be greater than 0.75 on the last day of a fiscal quarter when PepsiCo’s ratings are A- by S&P and A3 by Moody’s or higher. Debt is defined as total long-term and short-term debt plus accrued interest plus total standby letters of credit and other guarantees less cash and cash equivalents not in excess of $500 million. Capitalization is defined as debt plus PBG shareholders’ equity plus noncontrolling interests, excluding the impact of the cumulative translation adjustment.

•	Our debt to EBITDA ratio should not be greater than five on the last day of a fiscal quarter when PepsiCo’s ratings are less than A- by S&P or A3 by Moody’s. EBITDA is defined as the last four quarters of earnings before depreciation, amortization, net interest expense, income taxes, net income attributable to noncontrolling interests, net other non-operating expenses and extraordinary items.

•	New secured debt should not be greater than 15 percent of our net tangible assets. Net tangible assets are defined as total assets less current liabilities and net intangible assets.
Interest Payments and Expense
     Amounts paid to third parties for interest, net of settlements from our interest rate swaps, were $323 million, $293 million and $305 million in 2009, 2008 and 2007, respectively. Total interest expense incurred during 2009, 2008 and 2007 was $324 million, $316 million and $305 million, respectively.
Letters of Credit, Bank Guarantees and Surety Bonds
     At December 26, 2009, we had outstanding letters of credit, bank guarantees and surety bonds valued at $314 million from financial institutions primarily to provide collateral for estimated self-insurance claims and other insurance requirements.
Note 9—LEASES
     We have non-cancelable commitments under both capital and long-term operating leases, principally for real estate and manufacturing and office equipment. Certain of our operating leases for real estate contain escalation clauses, holiday rent allowances and other rent incentives. We recognize rent expense on our operating leases, including these allowances and incentives, on a straight-line basis over the lease term. Capital and operating lease commitments expire at various dates through 2072. Most leases require payment of related executory costs, which include property taxes, maintenance and insurance.
     The cost of manufacturing and office equipment under capital leases is included in the Consolidated Balance Sheets as PP&E. Amortization of assets under capital leases is included in depreciation expense.
     Capital lease additions totaled $25 million, $4 million and $7 million for 2009, 2008 and 2007, respectively.

     The future minimum lease payments by year and in the aggregate, under capital leases and non-cancelable operating leases consisted of the following at December 26, 2009:

	Leases
	Capital	Operating
2010	$8	$56
2011	7	34
2012	6	27
2013	5	18
2014	—	13
Thereafter	2	101

	$28	$249

Less: amount representing interest	3

Present value of net minimum lease payments	25
Less: current portion of net minimum lease payments	7

Long-term portion of net minimum lease payments	$18

     The total minimum rentals to be received in the future from our non-cancelable subleases were $3 million at December 26, 2009.
Components of Net Rental Expense Under Operating Leases

	2009	2008	2007
Minimum rentals	$107	$120	$114
Sublease rental income	(2)	(1)	(2)

Net rental expense	$105	$119	$112

Note 10—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
     We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintain counterparty credit guidelines and only enter into transactions with financial institutions of investment grade or better. We monitor our counterparty credit risk and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these transactions.
     Commodity — We use forward and option contracts to hedge the risk of adverse movements in commodity prices related primarily to anticipated purchases of raw materials and energy used in our operations. These contracts generally range from one to 24 months in duration. Our open commodity derivative contracts that qualify for cash flow hedge accounting have a notional value, based on the contract price, of $347 million as of December 26, 2009. Our open commodity derivative contracts that act as economic hedges but do not qualify for hedge accounting have a notional value, based on the contract price, of $50 million as of December 26, 2009.
     Foreign Currency — We are subject to foreign currency transactional risks in certain of our international territories primarily for the purchase of commodities that are denominated in currencies that are different from their functional currency. We enter into forward contract agreements to hedge a portion of this foreign currency risk. These contracts generally range from one to 24 months in duration. Our open foreign currency derivative contracts that qualify for cash flow hedge accounting have a notional value, based on the contract price, of $150 million as of December 26, 2009.
     We have foreign currency derivative contracts to economically hedge the foreign currency risk associated with certain assets on our balance sheet, which have a notional value, based on the contract price, of $40 million as of December 26, 2009. Additionally, we fair value certain vendor and customer contracts that have embedded foreign currency derivative components. These contracts generally range from one year to three years and as of December 26, 2009 have a notional value, based on the contract price, of $10 million.
     Interest — We have entered into treasury rate lock agreements to hedge against adverse interest rate changes relating to the issuance of certain fixed rate debt financing arrangements. The settled gains and losses from these treasury rate lock agreements that were considered effective were deferred in AOCL and are being amortized to interest expense over the duration of the debt term. The Company has a $3 million net deferred gain in AOCL related to these instruments, which will be amortized over the next six years. For the year ended December 26, 2009, we recognized in interest expense a loss of $0.4 million.
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
     Unfunded Deferred Compensation Liability — Our unfunded deferred compensation liability is subject to changes in our stock price as well as price changes in other equity and fixed-income investments. We use prepaid forward contracts to hedge the portion of our deferred compensation liability that is based on our stock price. At December 26, 2009, we had a prepaid forward contract for 410,000 shares.
Balance Sheet Classification
     The following summarizes the fair values and location in our Consolidated Balance Sheet of all derivatives held by the Company as of December 26, 2009:

Derivatives Designated as Hedging
Instruments	Balance Sheet Classification	Fair Value
Assets
Commodity contracts	Prepaid expenses and other current assets	$61
Commodity contracts	Other assets	14

		$75

Liabilities
Foreign currency contracts	Accounts payable and other current liabilities	$1
Commodity contracts	Accounts payable and other current liabilities	3
Interest rate swaps	Other liabilities	64

		$68

Derivatives Not Designated as
Hedging Instruments	Balance Sheet Classification	Fair Value
Assets
Commodity contracts	Prepaid expenses and other current assets	$4
Prepaid forward contracts	Prepaid expenses and other current assets	15
Commodity contracts	Other assets	2

		$21

Liabilities
Foreign currency contracts	Accounts payable and other current liabilities	$4
Foreign currency contracts	Other liabilities	1

		$5

Cash Flow Hedge Gains (Losses) Recognition
     The following summarizes the gains (losses), recognized in the Consolidated Statement of Operations and AOCL, of derivatives designated and qualifying as cash flow hedges for the year ended December 26, 2009:

	Amount of Gain		Amount of Gain
Derivatives in Cash	(Loss)	Location of Gain (Loss)	(Loss) Reclassified
Flow Hedging	Recognized in	Reclassified from AOCL into	from AOCL into
Relationships	AOCL	Income	Income
Foreign currency contracts	$(19)	Cost of sales	$(10)
Commodity contracts	77	Cost of sales	5
Commodity contracts	8	Selling, delivery and administrative expenses	(42)

	$66		$(47)

     Assuming no change in the commodity prices and foreign currency rates as measured on December 26, 2009, $50 million of unrealized gains will be recognized in earnings over the next 12 months. During 2009, we recognized $7 million of ineffectiveness relating to our commodity cash flow hedges. During 2008, we recognized $8 million of ineffectiveness for the treasury rate locks that were settled in the fourth quarter.
Other Derivatives Gains (Losses) Recognition
     The following summarizes the gains (losses) and the location in the Consolidated Statement of Operations of derivatives designated and qualifying as fair value hedges and derivatives not designated as hedging instruments for the year ended December 26, 2009:

	Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in Income on	Recognized in Income on
	Derivative	Derivative
Derivatives in Fair Value Hedging Relationship
Interest rate swaps	Interest expense, net	$27

Derivatives Not Designated as Hedging Instruments
Prepaid forward contracts	Selling, delivery and administrative expenses	$9
Foreign currency contracts	Other non-operating (income) expenses, net	(4)
Commodity contracts	Cost of sales	6

		$11

     The Company has recorded $4 million of net foreign currency transactional gains in other non-operating (income) expenses, net in the Consolidated Statement of Operations for the year ended December 26, 2009.
Note 11—PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS
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
Defined Benefit Pension Plans
     In the U.S., we sponsor non-contributory defined benefit pension plans for certain full-time salaried and hourly employees. Benefits are generally based on years of service and compensation, or stated amounts for each year of service. Effective January 1, 2007, newly hired salaried and non-union hourly employees are not eligible to participate in these plans. Additionally, effective April 1, 2009, benefits from these plans are no longer accrued for certain salaried and non-union employees that did not meet specified age and service requirements.
Postretirement Medical Plans
     Our postretirement medical plans provide medical and life insurance benefits principally to U.S. retirees and their dependents. Employees are eligible for benefits if they meet age and service requirements. The plans are not funded and since 1993 have included retiree cost sharing.
Defined Contribution Benefits
     Nearly all of our U.S. employees are eligible to participate in our defined contribution plans, which are voluntary defined contribution savings plans. We make matching contributions to the defined contribution savings plans on behalf of participants eligible to receive such contributions. Additionally, employees not eligible to participate in the defined benefit pension plans and employees whose benefits have been frozen as of April 1, 2009, are currently receiving additional retirement contributions under the defined contribution plans. Defined contribution expense was $42 million, $29 million and $27 million in 2009, 2008 and 2007, respectively.
     Components of Net Pension Expense and Other Amounts Recognized in Other Comprehensive (Income) Loss

	Pension
Net pension expense	2009	2008	2007
Service cost	$45	$51	$55
Interest cost	104	100	90
Expected return on plan assets — (income)	(120)	(116)	(102)
Amortization of net loss	35	15	38
Amortization of prior service amendments	6	7	7
Settlement / curtailment charges	1	20	—
Special termination benefits	—	7	4

Net pension expense for the defined benefit plans	71	84	92

Other comprehensive (income) loss
Prior service cost arising during the year	7	14	8
Net (gain) loss arising during the year	(147)	619	(114)
Amortization of net loss	(36)	(15)	(38)
Amortization of prior service amendments (1)	(6)	(27)	(7)

Total recognized in other comprehensive (income) loss (2)	(182)	591	(151)

Total recognized in net pension expense and other comprehensive (income) loss	$(111)	$675	$(59)

(1)	2008 includes curtailment charge of $20 million.

(2)	Prior to taxes and noncontrolling interests.

     Components of Postretirement Medical Expense and Other Amounts Recognized in Other Comprehensive (Income) Loss

	Postretirement
Net postretirement expense	2009	2008	2007
Service cost	$5	$5	$5
Interest cost	21	21	20
Amortization of net loss	1	3	4
Special termination benefits	—	1	—

Net postretirement expense	27	30	29

Other comprehensive (income) loss
Net gain arising during the year	(22)	(30)	(4)
Amortization of net loss	(1)	(3)	(4)

Total recognized in other comprehensive (income) loss (1)	(23)	(33)	(8)

Total recognized in net postretirement expense and other comprehensive (income) loss	$4	$(3)	$21

(1)	Prior to taxes and noncontrolling interests.
     Changes in Benefit Obligations

	Pension		Postretirement
	2009	2008	2009	2008
Obligation at beginning of year	$1,724	$1,585	$327	$353
Adjustment for measurement date change	—	(53)	—	(5)
Service cost	45	51	5	5
Interest cost	104	100	21	21
Plan amendments	7	14	—	—
Plan curtailment	—	(50)	—	—
Actuarial loss (gain)	17	141	(22)	(30)
Benefit payments	(75)	(69)	(20)	(19)
Special termination benefits	—	7	—	1
Adjustment for Medicare subsidy	—	—	—	1
Transfers	(2)	(2)	—	—

Obligation at end of year	$1,820	$1,724	$311	$327

     Changes in the Fair Value of Plan Assets

	Pension		Postretirement
	2009	2008	2009	2008
Fair value of plan assets at beginning of year	$1,045	$1,455	$—	$—
Adjustment for measurement date change	—	(17)	—	—
Actual return on plan assets	284	(412)	—	—
Transfers	(2)	(2)	—	—
Employer contributions	239	90	20	18
Adjustment for Medicare subsidy	—	—	—	1
Benefit payments	(75)	(69)	(20)	(19)

Fair value of plan assets at end of year	$1,491	$1,045	$—	$—

     Amounts Included in AOCL (1)

	Pension		Postretirement
	2009	2008	2009	2008
Prior service cost	$38	$38	$3	$3
Net loss	696	879	26	49

Total	$734	$917	$29	$52

(1)	Prior to taxes and noncontrolling interests.
     Estimated Gross Amounts in AOCL to be Amortized in 2010

	Pension	Postretirement
Prior service cost	$6	$—
Net loss	$40	$—
     Selected Information for Plans with Liabilities in Excess of Plan Assets

	Pension		Postretirement
	2009	2008	2009	2008
Projected benefit obligation	$1,820	$1,724	$311	$327
Accumulated benefit obligation	$1,772	$1,636	$311	$327
Fair value of plan assets	$1,491	$1,045	$—	$—
     Fair Market Value of Pension Plan Assets

		Fair Value Measurements at
		December 26, 2009
Asset Category	Total	Level 1	Level 2	Level 3
Cash equivalent funds(1)	$35	$—	$35	$—
Equity funds(1):
Large-cap	386	—	386	—
Mid-cap	87	—	87	—
Small-cap	47	—	47	—
International companies	461	—	461	—
Fixed income(1)	454	—	454	—
Group annuity contracts (“GAC”)(2)	21	—	—	21

Total fair value	$1,491	$—	$1,470	$21

(1)	Fair value is based primarily on the commingled fund indices upon which settlement is based.

(2)	Fair value reflects the current market value of the transferable funds, assuming long-term assets were sold prior to maturity.
     The following table sets forth a summary of changes in the fair value of the GAC:

Level 3
Asset
Balance at December 27, 2008	$17
Realized capital gains	—
Unrealized gains	3
Interest and dividends	1
Purchases, sales, issuances and settlements, net	—

Balance at December 26, 2009	$21

     Reconciliation of Funded Status

	Pension		Postretirement
	2009	2008	2009	2008
Funded status at measurement date	$(329)	$(679)	$(311)	$(327)

Amounts recognized
Accounts payable and other current liabilities	$(3)	$(10)	$(23)	$(24)
Other liabilities	(326)	(669)	(288)	(303)

Total net liabilities	(329)	(679)	(311)	(327)
Accumulated other comprehensive loss (1)	734	917	29	52

Net amount recognized	$405	$238	$(282)	$(275)

(1)	Prior to taxes and noncontrolling interests.
     Weighted Average Assumptions

	Pension			Postretirement
	2009	2008	2007	2009	2008	2007

Expense discount rate	6.20%	6.70%	6.00%	6.50%	6.35%	5.80%
Liability discount rate	6.25%	6.20%	6.35%	5.75%	6.50%	6.20%
Expected rate of return on plan assets (1)	8.00%	8.50%	8.50%	N/A	N/A	N/A
Expense rate of compensation increase	3.53%	3.56%	3.55%	3.53%	3.56%	3.55%
Liability rate of compensation increase	3.04%	3.53%	3.56%	3.43%	3.53%	3.56%

(1)	Expected rate of return on plan assets is presented after administration expenses.
     The expected rate of return on plan assets for a given fiscal year is based upon actual historical returns and the long-term outlook on asset classes in the pension plans’ investment portfolio.
     Funding and Plan Assets

	Allocation Percentage
	Target	Actual	Actual
Asset Category	2010	2009	2008
Equity securities	65%	65%	60%
Debt securities	35%	35%	40%
     The table above shows the target allocation for 2010 and the actual allocation as of December 26, 2009 and December 27, 2008. Target allocations of PBG sponsored pension plans’ assets reflect the long-term nature of our pension liabilities. None of the current assets are invested directly in equity or debt instruments issued by PBG, PepsiCo or any bottling affiliates of PepsiCo, although it is possible that insignificant indirect investments exist through our broad market indices. PBG sponsored pension plans’ equity investments are currently diversified across all areas of the equity market (i.e., large, mid and small capitalization stocks as well as international equities). PBG sponsored pension plans’ fixed income investments consist primarily of corporate bonds. The pension plans currently do not invest directly in any derivative investments. The pension plans’ assets are held in a pension trust account at our trustee’s bank.
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
Health Care Cost Trend Rates
     We have assumed an average increase of 8.00 percent in 2010 in the cost of postretirement medical benefits for employees who retired before cost sharing was introduced. This average increase is then projected to decline gradually to five percent in 2015 and thereafter.

     Assumed health care cost trend rates have an impact on the amounts reported for postretirement medical plans. A one-percentage point change in assumed health care costs would have the following impact:

	1% Increase	1% Decrease
Effect on total fiscal year 2009 service and interest cost components	$—	$—
Effect on total fiscal year 2009 postretirement benefit obligation	$5	$(4)
Pension and Postretirement Cash Flow
     We do not fund our pension plan and postretirement medical plans when our contributions would not be tax deductible or when benefits would be taxable to the employee before receipt. Of the total U.S. pension liabilities at December 26, 2009, $66 million relates to pension plans not funded due to these unfavorable tax consequences.

Employer Contributions	Pension	Postretirement
2008	$90	$18
2009	$239	$20
2010 (expected)	$135	$23
Expected Benefits
     The expected benefit payments to be made from PBG sponsored pension and postretirement medical plans (with and without the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003) to our participants over the next ten years are as follows:

		Postretirement
		Including	Excluding
		Medicare	Medicare
Expected Benefit Payments	Pension	Subsidy	Subsidy
2010	$66	$23	$24
2011	$72	$24	$25
2012	$79	$24	$25
2013	$88	$25	$26
2014	$94	$26	$26
2015 to 2019	$589	$135	$137
Note 12—INCOME TAXES
     The details of our income tax provision are set forth below:

Expense\(Benefit)	2009	2008	2007
Current:
Federal	$(24)	$93	$168
Foreign	(26)	46	25
State	5	20	26

	(45)	159	219

Deferred:
Federal	77	56	(41)
Foreign	3	(96)	5
State	8	(7)	(6)

	88	(47)	(42)

	$43	$112	$177

     In 2009, our tax provision includes the following significant items:
•	Tax audit resolutions – We finalized various audits in the United States and in our international jurisdictions which resulted in a net tax provision benefit of $85 million and $73 million, respectively.

•	Valuation allowances – We reversed valuation allowances on some of our deferred tax assets, as we anticipate receiving future benefit from these tax assets, which resulted in a benefit to the tax provision of $39 million.

•	Tax law changes – Mexico and Canada enacted tax law changes in the fourth quarter of 2009 which required us to re-measure our deferred tax assets and liabilities resulting in a net provision expense of $65 million.
     In 2008, our tax provision included the following significant items:
•	Tax impact from impairment charge – During 2008, we recorded a deferred tax benefit of $115 million associated with impairment charges primarily related to our business in Mexico.

•	Tax impact from restructuring – We incurred restructuring charges in the fourth quarter of 2008 which resulted in a tax benefit of $21 million.
     In 2007, our tax provision included higher taxes on higher international earnings, as well as the following significant items:
•	Valuation allowances – During 2007, we reversed valuation allowances on some of our deferred tax assets resulting in an $11 million tax benefit.

•	Tax audit settlement – The statute of limitations for the IRS audit of our 2001-2002 tax returns closed on June 30, 2007, and we reversed approximately $46 million in tax reserves relating to such audit.

•	Tax law changes – During 2007, changes to the income tax laws in Canada, Mexico and certain state jurisdictions in the U.S. were enacted. These law changes required us to re-measure our net deferred tax assets and liabilities which resulted in a net decrease to our income tax expense of approximately $13 million before the impact of noncontrolling interests.
     Our U.S. and foreign income before income taxes is set forth below:

	2009	2008	2007
U.S.	$441	$466	$543
Foreign	308	(132)	260

	$749	$334	$803

     Below is the reconciliation of our income tax rate from the U.S. federal statutory rate to our effective tax rate:

	2009	2008	2007
Income taxes computed at the U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.5	(0.4)	1.9
Impact of foreign results	(10.2)	(16.9)	(5.1)
Change in valuation allowances, net	(8.9)	3.5	(3.1)
Nondeductible expenses	4.7	9.8	2.3
Other, net	(4.0)	(6.9)	(1.6)
Impairment charges	—	8.7	—
Reversal of tax reserves from audit settlements	(21.1)	—	(5.7)
Tax law changes	8.7	0.6	(1.6)

Total effective income tax rate	5.7%	33.4%	22.1%

     The details of our 2009 and 2008 deferred tax liabilities (assets) are set forth below:

	2009	2008
Intangible assets and property, plant and equipment	$1,489	$1,464
Investments	326	305
Recapture liability	109	—
Other	106	26

Gross deferred tax liabilities	2,030	1,795

Net operating loss carryforwards	(454)	(445)
Employee benefit obligations	(325)	(441)
Recapture recovery benefit	(109)	—
Various liabilities and other	(173)	(279)

Gross deferred tax assets	(1,061)	(1,165)
Deferred tax asset valuation allowance	185	227

Net deferred tax assets	(876)	(938)

Net deferred tax liabilities	$1,154	$857

Classification within the Consolidated Balance Sheets
Prepaid expenses and other current assets	$(122)	$(86)
Other assets	(10)	(26)
Accounts payable and other current liabilities	1	3
Deferred income taxes	1,285	966

Net amount recognized	$1,154	$857

     We have net operating loss carryforwards (“NOLs”) totaling $1,716 million at December 26, 2009, which resulted in deferred tax assets of $454 million and which may be available to reduce future taxes in the U.S., Spain, Greece, Turkey, Russia and Mexico. Of these NOLs, $20 million expire in 2010; $619 million expire at various times between 2011 and 2028; and $1,077 million have an indefinite life. At December 26, 2009, we have tax credit carryforwards in the U.S. of $3 million with an indefinite carryforward period and in Mexico of $29 million, which expire at various times between 2010 and 2017.
     We establish valuation allowances on our deferred tax assets, including NOLs and tax credits, when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Our valuation allowances, which reduce our deferred tax assets to an amount that will more likely than not be realized, were $185 million at December 26, 2009. Our valuation allowance decreased $42 million in 2009, and decreased $17 million in 2008.
     Deferred taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are expected to be permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary difference totaled approximately $1,426 million at December 26, 2009 and $1,048 million at December 27, 2008. Determination of the amount of unrecognized deferred income taxes related to this temporary difference is not practicable.
     Income taxes receivable from taxing authorities were $40 million and $25 million at December 26, 2009 and December 27, 2008, respectively. Such amounts are recorded within prepaid expenses and other current assets in our Consolidated Balance Sheets. Income taxes payable to taxing authorities were $19 million and $20 million at December 26, 2009 and December 27, 2008, respectively. Such amounts are recorded within accounts payable and other current liabilities in our Consolidated Balance Sheets.
     Amounts paid to taxing authorities and PepsiCo for income taxes were $93 million, $142 million and $195 million in 2009, 2008 and 2007, respectively.
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
     Our major taxing jurisdictions include the U.S., Mexico, Canada and Russia. The following table summarizes the years that remain subject to examination and the years currently under audit by major tax jurisdictions:

Years subject to
Jurisdiction	examination	Years under audit
U.S. Federal	2006-2008	2006-2007

Canada	2006-2008	2006-2007

Mexico	2004-2008	N/A

Russia	2008	N/A
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
     We currently have on-going income tax audits in our major tax jurisdictions, where issues such as deductibility of certain expenses have been raised. We believe that it is reasonably possible that our worldwide reserves for uncertain tax benefits could decrease by up to $16 million within the next twelve months as a result of the completion of audits in our U.S. and international jurisdictions and the expiration of statute of limitations. The reductions in our tax reserves could result in a combination of additional tax payments, the adjustment of certain deferred taxes or the recognition of tax benefits in our income statement. In the event that we cannot reach settlement of some of these audits, our tax reserves may increase, although we cannot estimate such potential increases at this time.
     Below is a reconciliation of the beginning and ending amounts of our reserves for income taxes which are recorded in our Consolidated Balance Sheets.

	2009	2008
Reserves (excluding interest and penalties)
Balance at beginning of year	$212	$220
Increases due to tax positions related to prior years	4	18
Increases due to tax positions related to the current year	10	13
Decreases due to tax positions related to prior years	(2)	(11)
Decreases due to settlements with taxing authorities	(125)	(2)
Decreases due to lapse of statute of limitations	(45)	(7)
Currency translation adjustment	1	(19)

Balance at end of year	$55	$212

Classification within the Consolidated Balance Sheets
Other liabilities	$52	$209
Deferred income taxes	3	3

Total amount of reserves recognized	$55	$212

     Of the $55 million of 2009 income tax reserves above, approximately $48 million would impact our effective tax rate over time, if recognized.

	2009	2008
Interest and penalties accrued	$30	$95

     We recognized $58 million of benefit and $23 million of expense, net of reversals, during the fiscal years 2009 and 2008, respectively, for interest and penalties related to income tax reserves in the income tax expense line of our Consolidated Statements of Operations.
Note 13—SEGMENT INFORMATION
     We operate in one industry, carbonated soft drinks and other ready-to-drink beverages, and all of our segments derive revenue from these products. PBG has three reportable segments — U.S. & Canada, Europe (which includes Spain, Russia, Greece and Turkey) and Mexico.
     Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each reportable segment. We evaluate the performance of these segments based on operating income or loss. Operating income or loss is exclusive of net interest expense, noncontrolling interests, other non-operating (income) expenses, net and income taxes.
     The Company’s corporate headquarters centrally manages commodity derivatives on behalf of our segments. During 2009, we expanded our hedging program to mitigate price changes associated with certain commodities utilized in our production process. These derivatives hedge the underlying price risk associated with the commodity and are not entered into for speculative purposes. Certain commodity derivatives do not qualify for hedge accounting treatment. Others receive hedge accounting treatment but may have some element of ineffectiveness based on the accounting standard. These commodity derivatives are marked-to-market each period until settlement, resulting in gains and losses being reflected in corporate headquarters’ results. The gains and losses are subsequently reflected in the segment results when the underlying commodity’s cost is recognized. Therefore, segment results reflect the contract purchase price of these commodities. The Company did not have any comparable mark-to-market commodity derivative activity in prior years.
     The following tables summarize select financial information related to our reportable segments:

	Net Revenues
	2009	2008	2007
U.S. & Canada	$10,315	$10,300	$10,336
Europe	1,755	2,115	1,872
Mexico	1,149	1,381	1,383

Worldwide net revenues	$13,219	$13,796	$13,591

     Net revenues in the U.S. were $9,201 million, $9,097 million and $9,202 million in 2009, 2008 and 2007, respectively. In 2009, sales to Wal-Mart Stores, Inc. and its affiliated companies were 11 percent of our revenues, primarily as a result of transactions in the U.S. & Canada segment. In 2008 and 2007, the Company did not have one individual customer that represented 10 percent of total revenues.

	Operating Income (Loss)
	2009	2008	2007
U.S. & Canada	$868	$886	$893
Europe	112	101	106
Mexico	56	(338)	72

Total segments	1,036	649	1,071
Corporate — net impact of mark-to-market on commodity hedges	12	—	—

Worldwide operating income	1,048	649	1,071
Interest expense, net	303	290	274
Other non-operating (income) expenses, net	(4)	25	(6)

Income before income taxes	$749	$334	$803

	Total Assets			Long-Lived Assets(1)
	2009	2008	2007	2009	2008	2007
U.S. & Canada	$10,175	$9,815	$9,737	$7,648	$7,466	$7,572
Europe(2)	2,395	2,222	1,671	1,753	1,630	1,014
Mexico	988	945	1,707	754	745	1,443

Total segments	13,558	12,982	13,115	10,155	9,841	10,029
Corporate	12	—	—	3	—	—

Worldwide total	$13,570	$12,982	$13,115	$10,158	$9,841	$10,029

(1)	Long-lived assets represent PP&E, other intangible assets, net, goodwill, investments in noncontrolled affiliates and other assets.

(2)	Long-lived assets include an equity method investment in Russia with a net book value of $619 million and $617 million as of December 26, 2009 and December 27, 2008, respectively.
     Long-lived assets in the U.S. were $6,515 million, $6,468 million and $6,319 million in 2009, 2008 and 2007, respectively. Long-lived assets in Russia were $1,406 million, $1,290 million and $626 million in 2009, 2008 and 2007, respectively.

	Capital Expenditures			Depreciation and Amortization
	2009	2008	2007	2009	2008	2007
U.S. & Canada	$398	$528	$626	$483	$499	$510
Europe	110	147	146	81	86	72
Mexico	48	85	82	73	88	87

Worldwide total	$556	$760	$854	$637	$673	$669

Note 14—RELATED PARTY TRANSACTIONS
     PepsiCo is a related party due to the nature of our franchise relationship and its ownership interest in our Company. The most significant agreements that govern our relationship with PepsiCo consist of:
(1)	Master Bottling Agreement for cola beverages bearing the Pepsi-Cola and Pepsi trademarks in the U.S.; bottling agreements and distribution agreements for non-cola beverages; and a master fountain syrup agreement in the U.S.;

(2)	Agreements similar to the Master Bottling Agreement and the non-cola agreement for each country in which we operate, as well as a fountain syrup agreement for Canada;

(3)	A shared services agreement where we obtain various services from PepsiCo and provide services to PepsiCo;

(4)	Russia Venture Agreement related to the formation of PR Beverages; and

(5)	Russia Snack Food Distribution Agreement pursuant to which our PR Beverages venture purchases snack food products from Frito-Lay, Inc. (“Frito”), a subsidiary of PepsiCo, for sale and distribution in the Russian Federation.
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

     The following income (expense) amounts are considered related party transactions as a result of our relationship with PepsiCo and its affiliates:

	2009	2008	2007
Net revenues:
Bottler incentives and other arrangements (1)	$100	$93	$66

Cost of sales:
Purchases of concentrate and finished products, and royalty fees (2)	$(3,225)	$(3,451)	$(3,406)
Bottler incentives and other arrangements (1)	476	542	582

Total cost of sales	$(2,749)	$(2,909)	$(2,824)

Selling, delivery and administrative expenses:
Bottler incentives and other arrangements (1)	$47	$56	$66
Fountain service fee (3)	205	187	188
Frito-Lay purchases (4)	(350)	(355)	(270)
Shared services: (5)
Shared services expense	(52)	(52)	(57)
Shared services revenue	7	7	8

Net shared services	(45)	(45)	(49)

Total selling, delivery and administrative expenses	$(143)	$(157)	$(65)

Income tax benefit: (6)	$1	$1	$7

(1)	Bottler Incentives and Other Arrangements — In order to promote PepsiCo beverages, PepsiCo, at its discretion, provides us with various forms of bottler incentives. These incentives cover a variety of initiatives, including direct marketplace support and advertising support. We record most of these incentives as an adjustment to cost of sales unless the incentive is for reimbursement of a specific, incremental and identifiable cost. Under these conditions, the incentive would be recorded as an offset against the related costs, either in net revenues or SD&A. Changes in our bottler incentives and funding levels could materially affect our business and financial results.

(2)	Purchases of Concentrate and Finished Product — As part of our franchise relationship, we purchase concentrate from PepsiCo, pay royalties and produce or distribute other products through various arrangements with PepsiCo or PepsiCo joint ventures. The prices we pay for concentrate, finished goods and royalties are generally determined by PepsiCo at its sole discretion. Concentrate prices are typically determined annually. Significant changes in the amount we pay PepsiCo for concentrate, finished goods and royalties could materially affect our business and financial results. These amounts are reflected in cost of sales in our Consolidated Statements of Operations.

(3)	Fountain Service Fee — We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in some territories in accordance with the Pepsi beverage agreements. Fees received from PepsiCo for these transactions offset the cost to provide these services. The fees and costs for these services are recorded in SD&A in our Consolidated Statements of Operations.

(4)	Frito-Lay Purchases — We purchase snack food products from Frito for sale and distribution in Russia primarily to accommodate PepsiCo with the infrastructure of our distribution network. Frito would otherwise be required to source third-party distribution services to reach their customers in Russia. We make payments to PepsiCo for the cost of these snack products and retain a minimal net fee based on the gross sales price of the products. Payments for the purchase of snack products are reflected in SD&A in our Consolidated Statements of Operations. Net fees associated with the sale of the Frito product after selling, delivery and administrative costs were $14 million, $34 million and $22 million in 2009, 2008 and 2007, respectively.

(5)	Shared Services — We provide to and receive various services from PepsiCo and PepsiCo affiliates pursuant to a shared services agreement and other arrangements. In the absence of these agreements, we would have to obtain such services on our own. We might not be able to obtain these services on terms, including cost, which are as favorable as those we receive from PepsiCo. Total expenses incurred and income generated is reflected in SD&A in our Consolidated Statements of Operations.

(6)	Income Tax Benefit — Includes settlements under the tax separation agreement with PepsiCo.
Other Related Party Transactions
     Bottling LLC will distribute pro rata to PepsiCo and PBG, based upon membership interest, sufficient cash such that the aggregate cash distributed to PBG will enable PBG to pay its taxes, share repurchases, dividends and make interest payments for its internal and external debt. PepsiCo’s pro rata cash distribution during 2009, 2008 and 2007 from Bottling LLC was $30 million, $73 million and $17 million, respectively.
     There are certain manufacturing cooperatives whose assets, liabilities and results of operations are consolidated in our financial statements. Concentrate purchases from PepsiCo by these cooperatives, not included in the table above, for the years ended 2009, 2008 and 2007 were $144 million, $140 million and $143 million, respectively. We also have equity investments in certain other manufacturing cooperatives. Total purchases by the Company of finished goods from these cooperatives, not included in the table above, for the years ended 2009, 2008 and 2007 were $58 million, $61 million and $66 million, respectively. These manufacturing cooperatives purchase concentrate from PepsiCo for certain of its finished goods sold to the Company.
     As of December 26, 2009 and December 27, 2008, the receivables from PepsiCo and its affiliates were $210 million and $154 million, respectively. Our receivables from PepsiCo are shown as part of accounts receivable in our Consolidated Balance Sheets. As of December 26, 2009 and December 27, 2008, the payables to PepsiCo and its affiliates were $204 million and $217 million, respectively. Our payables to PepsiCo are shown as part of accounts payable and other current liabilities in our Consolidated Balance Sheets.
     As a result of the formation of PR Beverages, PepsiCo agreed to contribute a note payable of $83 million plus accrued interest to the venture to be settled in the form of PP&E. PepsiCo has contributed $73 million in regards to this note. The remaining balance to be contributed to the venture is $17 million as of December 26, 2009.
     During 2008, together with PepsiCo, we completed a joint acquisition of JSC Lebedyansky (“Lebedyansky”) for approximately $1.8 billion. The acquisition did not include the company’s baby food and mineral water businesses, which were spun off to shareholders in a separate transaction prior to our acquisition. Lebedyansky was acquired 58.3 percent by PepsiCo and 41.7 percent by PR Beverages, our Russian venture with PepsiCo. We and PepsiCo have an ownership interest in PR Beverages of 60 percent and 40 percent, respectively. As a result, PepsiCo and PBG have acquired a 75 percent and 25 percent economic stake in Lebedyansky, respectively.
     During the first quarter of 2009, we issued a ruble-denominated three-year note with an interest rate of 10.0 percent to Lebedyansky valued at $73 million at year-end 2009. This funding was contemplated as part of the initial capitalization of the purchase of Lebedyansky between PepsiCo and us. This note receivable is recorded in other assets in our Consolidated Balance Sheets.
     Two of our board members have been designated by PepsiCo. These board members do not serve on our Audit and Affiliated Transactions Committee, Compensation and Management Development Committee or Nominating and Corporate Governance Committee. In addition, one of the managing directors of Bottling LLC is an officer of PepsiCo.
Note 15—RESTRUCTURING CHARGES
     On November 18, 2008, we announced a restructuring program to enhance the Company’s operating capabilities in each of our reporting segments with the objective to strengthen customer service and selling effectiveness; simplify decision making and streamline the organization; drive greater cost productivity to adapt to current macroeconomic challenges; and rationalize the Company’s supply chain infrastructure. As part of the restructuring program, we eliminated approximately 4,000 positions across all reporting segments, we closed four facilities in the United States and three plants and 17 distribution centers in Mexico and we eliminated 534 routes in Mexico. In addition, the Company modified its U.S. defined benefit pension plans, which will generate long-term savings and significantly reduce future financial obligations. The program was substantially complete in December of 2009 and certain restructuring actions previously planned for 2010 have been cancelled as a result of the pending merger with PepsiCo.
     The Company recorded pre-tax charges of $107 million over the course of the restructuring program which were primarily for severance and related benefits, pension and other employee-related costs and other charges including employee relocation and asset disposal costs. These charges were recorded in SD&A.

     The Company expects about $80 million in pre-tax cash expenditures from these restructuring actions, of which $75 million has been paid since the inception of the program, with the balance expected to occur in 2010. This includes $8 million of employee benefit payments made through 2009, pursuant to existing unfunded termination indemnity plans. These benefit payments have been accrued for in previous periods, and therefore, are not included in our cost for this program and are not included in the tables below.
     The following tables summarize the pre-tax costs associated with the restructuring program:
By Reportable Segment

		U.S. &
	Worldwide	Canada	Mexico	Europe
Costs incurred through December 27, 2008	$83	$53	$3	$27
Costs incurred during the year ended December 26, 2009	24	10	14	—

Total costs incurred	$107	$63	$17	$27

By Activity:

				Asset
			Pension &	Disposal,
		Severance	Other	Employee
		& Related	Related	Relocation
	Total	Benefits	Costs	& Other
Costs incurred through December 27, 2008	$83	$47	$29	$7
Cash payments	(11)	(10)	—	(1)
Non-cash settlements	(30)	(1)	(23)	(6)

Remaining costs accrued at December 27, 2008	42	36	6	—
Costs incurred during the year ended December 26, 2009	24	8	3	13
Cash payments	(56)	(40)	(7)	(9)
Non-cash settlements	(5)	—	(1)	(4)

Remaining costs accrued at December 26, 2009	$5	$4	$1	$—

Note 16—ACCUMULATED OTHER COMPREHENSIVE LOSS
     The year-end balances related to each component of AOCL were as follows:

	2009	2008	2007
Net currency translation adjustment	$(195)	$(355)	$199
Cash flow hedge adjustment (1)	40	(23)	10
Pension and postretirement medical benefit plans adjustment (2)	(441)	(560)	(257)

Accumulated other comprehensive loss	$(596)	$(938)	$(48)

(1)	Net of noncontrolling interests and taxes of $(30) million in 2009, $20 million in 2008 and $(8) million in 2007.

(2)	Net of noncontrolling interests and taxes of $329 million in 2009, $421 million in 2008 and $195 million in 2007.
Note 17—SUPPLEMENTAL CASH FLOW INFORMATION
     The table below presents the Company’s supplemental cash flow information:

	2009	2008	2007
Non-cash investing and financing activities:
Increase (Decrease) in accounts payable related to capital expenditures	$14	$(67)	$15
Acquisition of intangible asset	$—	$—	$315
Liabilities assumed in conjunction with acquisition of bottlers	$34	$22	$1
Capital-in-kind contributions	$24	$34	$15
Share-based compensation	$19	$4	$—

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
     On August 3, 2009, PBG and PepsiCo entered into a definitive merger agreement, under which PepsiCo will acquire all outstanding shares of PBG common stock it does not already own for the price of $36.50 in cash or 0.6432 shares of PepsiCo common stock, subject to proration such that the aggregate consideration to be paid to PBG shareholders shall be 50 percent in cash and 50 percent in PepsiCo common stock. At a special meeting of our shareholders held on February 17, 2010, our shareholders adopted the merger agreement. The transaction is subject to certain regulatory approvals and is expected to be finalized by the end of the first quarter of 2010.
     As discussed below, we and members of our Board of Directors have been named in a number of lawsuits relating to the PepsiCo proposal.
     Delaware Actions
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
     On July 23, 2009, motions for partial summary judgment were filed concerning the plaintiffs’ allegations relating to the Company’s certificate of incorporation. On August 31, 2009, the Court of Chancery entered a Stipulation and Order Governing the Protection and Exchange of Confidential Information in each of the Delaware Lawsuits. Shortly thereafter, defendants began producing documents to co-lead plaintiffs in these actions. On November 20, 2009, the parties to the Delaware Lawsuits entered into the Stipulation and Agreement of Compromise, Settlement, and Release described below (the “Settlement Stipulation”).
     Westchester County Actions
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
     On October 19, 2009, the parties to the two Westchester County actions entered into a stipulation staying the Westchester County actions in favor of the Delaware Lawsuits. On October 21, 2009, the court entered an order staying the two Westchester County actions pending resolution of the Delaware Lawsuits. On November 20, 2009, the parties to the two Westchester County actions entered into the Settlement Stipulation described below.

     New York County Actions
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
     On October 2, 2009, the parties to the New York County action entered into a stipulation providing that this action should be voluntarily stayed for 45 days while plaintiff’s counsel conferred with co-lead counsel in the Delaware Lawsuits and that the defendants’ motion to dismiss or stay should be adjourned during the voluntary stay. Also on October 2, 2009, the court entered an order staying the New York County action for 45 days while plaintiff’s counsel conferred with co-lead counsel in the Delaware Lawsuit. On November 13, 2009, the parties to the New York County action entered into a stipulation providing that the action should be voluntarily stayed pending resolution of the Delaware Lawsuits. On November 20, 2009, the parties to the New York County action entered into the Settlement Stipulation described below. On December 2, 2009, the court entered an order staying the New York County action pending resolution of the Delaware Lawsuits.
     Settlement of Shareholder Litigation
     On November 20, 2009, the parties to the Delaware Lawsuits, as well as the parties to the three actions pending in the Supreme Court of the State of New York, entered into a Settlement Stipulation to resolve all of these actions.
     Pursuant to the Settlement Stipulation, and in exchange for the releases described below, defendants have taken or will take the following actions, among others: (1) PepsiCo and PBG have included and will continue to include co-lead counsel in the disclosure process (including providing them with the opportunities to review and comment on drafts of the preliminary and final proxy statements/prospectuses before they were or are filed with the SEC); (2) PepsiCo agreed to reduce the termination fee set forth in the merger agreement from $165.3 million to $115 million; and (3) PepsiCo agreed to shorten the termination fee period set forth in the merger agreement from 12 months to 6 months. The settlement is conditioned on satisfaction by co-lead counsel that the disclosures made in connection with the pending merger are not materially omissive or misleading.
     Pursuant to the Settlement Stipulation, the Delaware Lawsuits will be dismissed with prejudice on the merits, the plaintiffs in the New York actions will voluntarily dismiss those actions with prejudice, and all defendants will be released from any and all claims relating to, among other things, the pending merger, the merger agreement, and any disclosures made in connection therewith. The Settlement Stipulation is subject to customary conditions, including consummation of the merger, completion of certain confirmatory discovery, class certification, and final approval by the Court of Chancery of the State of Delaware following notice to our shareholders. On December 2, 2009, the Court of Chancery entered an order setting forth the schedule and procedures for notice to our shareholders and the court’s review of the settlement. The Court of Chancery scheduled a hearing for April 12, 2010, at which the court will consider the fairness, reasonableness, and adequacy of the settlement.
     The settlement will not affect the form or amount of the consideration to be received by our shareholders in the pending merger. The defendants have denied and continue to deny any wrongdoing or liability with respect to all claims, events, and transactions complained of in the aforementioned litigations or that they have engaged in any wrongdoing. The defendants have entered into the Settlement Stipulation to eliminate the uncertainty, burden, risk, expense, and distraction of further litigation.
Note 19— STOCKHOLDERS’ RIGHTS AGREEMENT
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
Note 20—SELECTED QUARTERLY FINANCIAL DATA (unaudited)
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

	First	Second	Third	Fourth
2009(1)	Quarter	Quarter	Quarter	Quarter	Full Year
Net revenues	$2,507	$3,274	$3,633	$3,805	$13,219
Gross profit	$1,104	$1,444	$1,621	$1,671	$5,840
Operating income	$117	$309	$436	$186	$1,048
Net income	$58	$238	$310	$100	$706
Net income attributable to PBG	$57	$211	$254	$90	$612
Diluted earnings per share (2)	$0.27	$0.96	$1.14	$0.40	$2.77

	First	Second	Third	Fourth
2008(1)	Quarter	Quarter	Quarter	Quarter	Full Year
Net revenues	$2,651	$3,522	$3,814	$3,809	$13,796
Gross profit	$1,169	$1,606	$1,737	$1,698	$6,210
Operating income (loss)	$108	$350	$455	$(264)	$649
Net income (loss)	$31	$204	$274	$(287)	$222
Net income (loss) attributable to PBG	$28	$174	$231	$(271)	$162
Diluted earnings (loss) per share (2)	$0.12	$0.78	$1.06	$(1.28)	$0.74

(1)	For additional unaudited information see “Items affecting comparability of our financial results” in Management’s Financial Review in Item 7.

(2)	Diluted earnings per share are computed independently for each of the periods presented.
Note 21—SUBSEQUENT EVENT
     On February 12, 2010, the Company purchased Ab-Tex Beverage, Ltd. With nearly 450 employees, Ab-Tex bottles, packages and distributes several leading beverage brands, including Pepsi-Cola, Dr Pepper, Mountain Dew, 7UP, and Sunkist throughout central Texas.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
The Pepsi Bottling Group, Inc.
Somers, New York
We have audited the accompanying consolidated balance sheets of The Pepsi Bottling Group, Inc. and subsidiaries (the “Company”) as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, changes in equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 26, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted for the adoption of new accounting guidance for the presentation and disclosure of noncontrolling interests.
As discussed in Note 2 to the consolidated financial statements, effective December 30, 2007, the Company adopted the new accounting guidance for defined benefit pension and other postretirement plans, related to the measurement date provision.
As discussed in Note 2 to the consolidated financial statements, effective December 31, 2006, the Company adopted new accounting guidance on the accounting for uncertain tax positions.
As discussed in Note 1 to the consolidated financial statements, on February 17, 2010, the Company’s shareholders adopted the merger agreement with PepsiCo, Inc.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
February 22, 2010

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Included in Item 7, Management’s Financial Review — Market Risks and Cautionary Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Included in Item 7, Management’s Financial Review — Financial Statements.

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
          Based on this assessment, management concluded that PBG’s internal control over financial reporting was effective as of December 26, 2009. Management has not identified any material weaknesses in PBG’s internal control over financial reporting as of December 26, 2009.
          Our independent registered public accounting firm, Deloitte & Touche LLP (“D&T”), who has audited and reported on our financial statements, issued an attestation report on PBG’s internal control over financial reporting. D&T’s reports are included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
The Pepsi Bottling Group, Inc.
Somers, New York
We have audited the internal control over financial reporting of The Pepsi Bottling Group, Inc. and subsidiaries (the “Company”) as of December 26, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 26, 2009 of the Company and our report dated February 22, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and includes explanatory paragraphs for the retrospective adjustment to the accompanying consolidated financial statements resulting from the adoption of new accounting guidance for the presentation and disclosure of noncontrolling interests and the Company’s shareholders adoption of the merger agreement with PepsiCo, Inc.
/s/ Deloitte & Touche LLP
New York, New York
February 22, 2010
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
          None.

PART III
          In light of the pending merger between the Company and PepsiCo which is expected to be finalized by the end of the first quarter of 2010, we do not anticipate filing a definitive proxy statement pursuant to Regulation 14A or holding a 2010 annual meeting of shareholders. Therefore, we have set out in this document the information required by Part III of Form 10-K under Items 10, 11, 12, 13 and 14, in accordance with the rules of the SEC as in effect on the date hereof.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
PBG Executive Officers
          Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the Board or until their successors are elected and have been qualified. There are no family relationships among our executive officers. Set forth below is information pertaining to our executive officers who held office as of February 5, 2010:
          John L. Berisford, 46, was appointed Senior Vice President of Human Resources in March 2005. Mr. Berisford previously served as Vice President, Field Human Resources and Group Vice President of Human Resources from 2001 to 2004. From 1998 to 2001, Mr. Berisford served as Vice President of Organization Capability. Mr. Berisford joined Pepsi in 1988 and held a series of staffing, labor relations and organizational capability positions.
          Victor L. Crawford, 48, was appointed Senior Vice President of Global Operations and System Transformation in November 2008. Mr. Crawford previously served as Senior Vice President, Worldwide Operations from December 2006 to November 2008. From December 2005 to December 2006, Mr. Crawford served as Senior Vice President and General Manager of PBG’s Mid-Atlantic Business Unit. Prior to that, Mr. Crawford was with Marriott International where he served as Senior Vice President of Marriott Distribution Services, Executive Vice President and General Manager and Senior Vice President and Chief Operations Officer for the Eastern Region of Marriott International from September 2000 until joining PBG in December 2005.
          Alfred H. Drewes, 54, was appointed Senior Vice President and Chief Financial Officer in June 2001. Mr. Drewes previously served as Senior Vice President and Chief Financial Officer of Pepsi-Cola International (“PCI”). Mr. Drewes joined PepsiCo in 1982 as a financial analyst in New Jersey. During the next nine years, he rose through increasingly responsible finance positions within Pepsi-Cola North America in field operations and headquarters. In 1991, Mr. Drewes joined PCI as Vice President of Manufacturing Operations, with responsibility for the global concentrate supply organization. In 1994, he was appointed Vice President of Business Planning and New Business Development and, in 1996, relocated to London as the Vice President and Chief Financial Officer of the Europe and Sub-Saharan Africa Business Unit of PCI. Mr. Drewes is also a director of the Meredith Corporation.
          Eric J. Foss, 51, was appointed Chairman of our Board in October 2008 and has been our Chief Executive Officer and a member of our Board since July 2006. Mr. Foss served as our President and Chief Executive Officer from July 2006 to October 2008. Previously, Mr. Foss served as our Chief Operating Officer from September 2005 to July 2006 and President of PBG North America from September 2001 to September 2005. Prior to that, Mr. Foss was the Executive Vice President and General Manager of PBG North America from August 2000 to September 2001. From October 1999 until August 2000, he served as our Senior Vice President, U.S. Sales and Field Operations, and prior to that, he was our Senior Vice President, Sales and Field Marketing, since March 1999. Mr. Foss joined the Pepsi-Cola Company in 1982 where he held a variety of field and headquarters-based sales, marketing and general management positions. From 1994 to 1996, Mr. Foss was General Manager of Pepsi-Cola North America’s Great West Business Unit. In 1996, Mr. Foss was named General Manager for the Central Europe Region for Pepsi-Cola International, a position he held until joining PBG in March 1999. Mr. Foss is also a director of UDR, Inc. and serves on the Industry Affairs Council of the Grocery Manufacturers of America.
          Robert C. King, 51, was appointed Executive Vice President and President of North America in November 2008. Previously, Mr. King served as President of PBG’s North American business from December 2006 to November 2008 and served as President of PBG’s North American Field Operations from October 2005 to December 2006. Prior to that, Mr. King served as Senior Vice President and General Manager of PBG’s Mid-Atlantic Business Unit from October 2002 to October 2005. From 2001 to October 2002, he served as Senior Vice President, National Sales and Field Marketing. In 1999, he was appointed Vice President, National Sales and Field Marketing. Mr. King joined Pepsi-Cola North America in 1989 as a Business Development Manager and has held a variety of other field and headquarters-based sales and general management positions.
          Yiannis Petrides, 51, is the President of PBG Europe. He was appointed to this position in June 2000, with responsibilities for our operations in Spain, Greece, Turkey and Russia. Prior to that, Mr. Petrides served as Business Unit General Manager for PBG in Spain and Greece. Mr. Petrides joined PepsiCo in 1987 in the international beverage division. In 1993, he was named General

Manager of Frito-Lay’s Greek operation with additional responsibility for the Balkan countries. In 1995, Mr. Petrides was appointed Business Unit General Manager for Pepsi Beverages International’s bottling operation in Spain. Mr. Petrides serves on the Board of Directors of Campofrio Food Group, S.A.
          Steven M. Rapp, 56, was appointed Senior Vice President, General Counsel and Secretary in January 2005. Mr. Rapp previously served as Vice President, Deputy General Counsel and Assistant Secretary from 1999 through 2004. Mr. Rapp joined PepsiCo as a corporate attorney in 1986 and was appointed Division Counsel of Pepsi-Cola Company in 1994.
PBG Board of Directors
          The name, age and background of each of our directors is set forth below. Our directors are elected annually and serve until the next annual meeting of shareholders or until their successors are elected and qualified.
          Linda G. Alvarado, 58, was elected to our Board in March 1999. She is the President and Chief Executive Officer of Alvarado Construction, Inc., a general contracting firm specializing in commercial, industrial, environmental and heavy engineering projects, a position she assumed in 1976. Ms. Alvarado is also a director of Pitney Bowes Inc., Qwest Communications International Inc., Lennox International Inc. and 3M Company.
          Barry H. Beracha, 67, was elected to our Board in March 1999. Mr. Beracha served as our Non-Executive Chairman from April 2007 to October 2008. Mr. Beracha served as an Executive Vice President of Sara Lee Corporation and Chief Executive Officer of Sara Lee Bakery Group from August 2001 until his retirement in June 2003. Mr. Beracha was the Chairman of the Board and Chief Executive Officer of The Earthgrains Company from 1993 to August 2001. Earthgrains was formerly part of Anheuser-Busch Companies, where Mr. Beracha served from 1967 to 1996. From 1979 to 1993, he held the position of Chairman of the Board of Anheuser-Busch Recycling Corporation. From 1976 to 1995, Mr. Beracha was also Chairman of the Board of Metal Container Corporation. Mr. Beracha is also a director of Hertz Global Holdings, Inc. and Chairman of the Board of Trustees of St. Louis University.
          John C. Compton, 48, was elected to our Board in March 2008. Mr. Compton is Chief Executive Officer of PepsiCo Americas Foods, an operating unit of PepsiCo, a position he assumed in November 2007. Mr. Compton began his career at PepsiCo in 1983 as a Frito-Lay Production Supervisor and since that time has held various sales, marketing, operations and general management positions. From September 2006 until November 2007, Mr. Compton was Chief Executive Officer of PepsiCo North America and from March 2005 until September 2006, he was President and Chief Executive Officer of Quaker, Tropicana, Gatorade. Mr. Compton served as Vice Chairman and President of the North American Salty Snacks Division of Frito-Lay from March 2003 until March 2005. Prior to that, he served as Chief Marketing Officer of Frito-Lay’s North American Salty Snacks Division from August 2001 until March 2003.
          Eric J. Foss, 51, was appointed Chairman of our Board in October 2008 and has been our Chief Executive Officer and a member of our Board since July 2006. Mr. Foss served as our President and Chief Executive Officer from July 2006 to October 2008. Previously, Mr. Foss served as our Chief Operating Officer from September 2005 to July 2006 and President of PBG North America from September 2001 to September 2005. Prior to that, Mr. Foss was the Executive Vice President and General Manager of PBG North America from August 2000 to September 2001. From October 1999 until August 2000, he served as our Senior Vice President, U.S. Sales and Field Operations, and prior to that, he was our Senior Vice President, Sales and Field Marketing, since March 1999. Mr. Foss joined the Pepsi-Cola Company in 1982 where he held a variety of field and headquarters-based sales, marketing and general management positions. From 1994 to 1996, Mr. Foss was General Manager of Pepsi-Cola North America’s Great West Business Unit. In 1996, Mr. Foss was named General Manager for the Central Europe Region for Pepsi-Cola International, a position he held until joining PBG in March 1999. Mr. Foss is also a director of UDR, Inc. and serves on the Industry Affairs Council of the Grocery Manufacturers of America.
          Ira D. Hall, 65, was elected to our Board in March 2003. From 2002 until his retirement in late 2004, Mr. Hall was President and Chief Executive Officer of Utendahl Capital Management, LP. From 1999 to 2001, Mr. Hall was Treasurer of Texaco Inc. and General Manager, Alliance Management for Texaco Inc. from 1998 to 1999. From 1985 to 1998, Mr. Hall held various positions with International Business Machines Corporation. Mr. Hall is also a director of Praxair, Inc.
          Susan D. Kronick, 58, was elected to our Board in March 1999. Ms. Kronick became Vice Chair of Macy’s, Inc. (formerly known as Federated Department Stores, Inc.) in February 2003. Previously, she had been Group President of Federated Department Stores since April 2001. From 1997 to 2001, Ms. Kronick was the Chairman and Chief Executive Officer of Burdines, a division of Federated Department Stores. From 1993 to 1997, Ms. Kronick served as President of Federated’s Rich’s/Lazarus/Goldsmith’s division. She spent the previous 20 years at Bloomingdale’s, where her last position was Senior Executive Vice President and Director of Stores. Ms. Kronick is also a director of Hyatt Hotels Corporation.

          Blythe J. McGarvie, 53, was elected to our Board in March 2002. Ms. McGarvie is Chief Executive Officer of Leadership for International Finance, a private consulting firm providing leadership seminars for corporate and academic groups. From 1999 to December 2002, Ms. McGarvie was Executive Vice President and Chief Financial Officer of BIC Group. From 1994 to 1999, Ms. McGarvie served as Senior Vice President and Chief Financial Officer of Hannaford Bros. Co. Ms. McGarvie is a Certified Public Accountant and has also held senior financial positions at Sara Lee Corporation, Kraft General Foods, Inc. and Pizza Hut, Inc. Ms. McGarvie is also a director of Accenture Ltd, The Travelers Companies, Inc. and Viacom Inc.
          John A. Quelch, 58, was elected to our Board in January 2005. Mr. Quelch has been Senior Associate Dean and Lincoln Filene Professor of Business Administration at Harvard Business School since 2001. From 1998 to 2001, Mr. Quelch was Dean of the London Business School. Prior to that he was an Assistant Professor, an Associate Professor and a full Professor of Business Administration at Harvard Business School from 1979 to 1998. Mr. Quelch is also a director of WPP plc and Inverness Medical Innovations, Inc.
          Javier G. Teruel, 59, was elected to our Board in May 2007. Mr. Teruel has served as a partner at Spectron Desarrollo, S.C., a management and consulting firm in Mexico, since May 2007. Previously, he served as Vice Chairman of Colgate-Palmolive Company until his retirement in April 2007. While serving as Vice Chairman, a position he assumed in 2004, Mr. Teruel was responsible for the operations of the Hill’s Pet Nutrition Division, Global R&D, Global Supply Chain, and Global Information Technology. Additionally, he led Colgate’s evolving worldwide strategy, which included overseeing Colgate’s business building and restructuring initiative. From 2002 to 2004, Mr. Teruel served as Executive Vice President, with responsibility for Colgate’s Asia and South Pacific, Central Europe/Russia, and Africa/Middle East Divisions, as well as Hill’s Pet Nutrition. Mr. Teruel joined Colgate-Palmolive in 1971 in Mexico where he held a variety of marketing, sales and management positions. Mr. Teruel is also a director of Starbucks Corporation and J.C. Penney Company, Inc.
          Cynthia M. Trudell, 56, was elected to our Board in May 2008. Ms. Trudell is Senior Vice President, Chief Personnel Officer of PepsiCo, a position she assumed in February 2007. Ms. Trudell served as a director of PepsiCo from January 2000 until her appointment to her current position. Prior to joining PepsiCo, Ms. Trudell served as Vice President of Brunswick Corporation and President of Sea Ray Group from 2001 until 2006. From 1999 until 2001, Ms. Trudell served as General Motors’ Vice President, and Chairman and President of Saturn Corporation, a wholly owned subsidiary of GM. From 1995 to 1999, she served as President of IBC Vehicles in Luton, England, a joint venture between General Motors and Isuzu. Ms. Trudell began her career with the Ford Motor Co. as a chemical process engineer. In 1981, she joined GM and held various engineering and manufacturing supervisory positions.
Corporate Governance
          Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and persons who own more than ten percent of our outstanding common stock to file with the SEC reports of ownership and changes in ownership of our common stock held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to all of our reporting persons were complied with during fiscal year 2009 except in July 2009, John A. Quelch made a late filing on Form 4 with respect to the acquisition of 697 phantom stock units.
          Worldwide Code of Conduct. We initially adopted a Worldwide Code of Conduct in 2000 and have revised it periodically, most recently in 2007. The Worldwide Code of Conduct applies to all of our directors and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. The Worldwide Code of Conduct, which we believe complies with all NYSE corporate governance rules, is posted on our website at www.pbg.com under Investor Relations — Company Information — Corporate Governance. A copy of our Worldwide Code of Conduct is available upon request without charge by writing to The Pepsi Bottling Group, Inc., One Pepsi Way, Somers, New York 10589, Attention: Investor Relations. We intend to post on our website any material amendments to our Worldwide Code of Conduct and the description of any waiver from a provision of the Code of Conduct granted by our Board to any director or executive officer within four business days of such amendment or waiver.
          The Audit and Affiliated Transactions Committee. The Audit and Affiliated Transactions Committee assists our Board of Directors in its oversight of the quality and integrity of the Company’s financial statements, independent and internal auditors and compliance with legal and regulatory requirements. The Audit and Affiliated Transactions Committee acts under a written charter that has been approved by our Board of Directors and complies with the NYSE corporate governance rules and applicable SEC rules and regulations. The charter is posted on our website at www.pbg.com under Investor Relations — Company Information — Corporate Governance and is available in print without charge to any shareholder upon request. The members of our Audit and Affiliated Transactions Committee are Barry H. Beracha, Ira D. Hall, Blythe J. McGarvie and John A. Quelch. Our Board has determined that each member is financially literate and that Ms. McGarvie is qualified to serve as the Committee’s “financial expert” (as such term is defined by SEC regulations). A brief description of Ms. McGarvie’s work experience is included above under the section entitled “PBG Board of Directors.”

          The Compensation and Management Development Committee. The Compensation and Management Development Committee (the “Committee”) has direct responsibility for annual and long-term incentive compensation and oversees our employee benefit programs. The Compensation and Management Development Committee acts under a written charter that has been approved by our Board of Directors and complies with the NYSE corporate governance rules. The charter is posted on our website at www.pbg.com under Investor Relations — Company Information — Corporate Governance and is available in print without charge to any PBG shareholder upon request. The members of our Compensation and Management Development Committee are Barry H. Beracha, Ira D. Hall, Susan D. Kronick and John A. Quelch, all of whom are independent Directors as more fully discussed in Item 12 under “Director Independence.”
          The Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee identifies and recommends to our Board of Directors qualified candidates for election to our Board of Directors and its committees and oversees the evaluation of our Board and corporate governance practices. The Nominating and Corporate Governance Committee acts under a written charter that has been approved by our Board of Directors and complies with NYSE corporate governance rules. The charter is posted on our website at www.pbg.com under Investor Relations — Company Information — Corporate Governance and is available in print without charge to any PBG shareholder upon request. The members of our Nominating and Corporate Governance Committee are Linda G. Alvarado, Susan D. Kronick and Javier G. Teruel, all of whom are independent Directors as more fully discussed in Item 12 under “Director Independence.”

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis (CD&A)
What are the highlights of our 2009 executive compensation program as described in this CD&A?
•	The primary objectives of our compensation program are to attract, retain, and motivate talented and diverse domestic and international executives

•	We provide our executive officers with the following types of compensation: base salary, short-term performance-based cash incentives, and long-term performance-based equity incentive awards

•	We believe that to appropriately motivate our senior executives to achieve and sustain the long-term growth of the Company, a majority of their compensation should be tied to the performance of the Company and each executive’s contribution to that performance so that, since 2008, our annual performance based cash incentive program for senior executives contains both an individual, non-financial performance component and a financial component

•	In 2009, in response to the challenging worldwide economic conditions, the Committee determined to freeze salaries and make no changes to the bonus or equity award levels for the Named Executive Officers

•	In 2009, the Committee approved changes to the financial component for our executives to further align their financial targets with their responsibilities

•	We use equity-based compensation as a means to align the interests of our executives with those of our shareholders

•	We believe the design of our executive compensation program drives performance in a financially responsible way that is sensitive to the dilutive impact on shareholders

•	We generally target total compensation within the third quartile of companies within our peer group of companies which was unchanged in 2009

•	Despite the challenging worldwide economic environment in 2009 our management nevertheless delivered solid year-over-year financial results. Based on these results, the Committee certified above-target performance for each of the Named Executive Officers

•	We have never backdated or re-priced equity awards and we do not time our equity award grants relative to the release of material non-public information

•	We do not ordinarily provide our executive officers with employment, severance or change-in-control agreements. However, in response to the unsolicited proposal from PepsiCo to acquire all of the outstanding shares of PBG’s common stock not owned by PepsiCo, the Committee determined it advisable to enter into retention agreements with each of the Named

Executive Officers in order to diminish the distraction created by the proposal and to insure the stability of management and the continued success of the Company

•	We do not provide any gross-ups for potential excise taxes that may be incurred in connection with a change-in-control of the Company

•	We have a long-standing policy in place to recoup compensation from an executive who has engaged in misconduct

•	Our executives participate in the same group benefit programs, at the same levels, as all employees
Who oversees our executive compensation program?
          Our executive compensation program is overseen by our Compensation and Management Development Committee, which is comprised solely of independent, non-employee directors. For a description of the Committee’s composition and responsibilities, see the section entitled “Corporate Governance — The Compensation and Management Development Committee.”
What are the objectives of our executive compensation program?
The objectives of our executive compensation program are to:
•	Provide a total compensation program that is appropriately competitive within our industry and reinforces our short-term and long-term business objectives by:
■ motivating and rewarding key executives for achieving and exceeding our business objectives;

■ providing financial consequences to key executives for failing to achieve our business objectives; and

■ attracting and retaining key executives through meaningful wealth-creation opportunities;
•	Align the interests of shareholders, the Company and executives by placing particular emphasis on performance-based and equity-based compensation;

•	Maintain a financially responsible program that is appropriate within our financial structure and sensitive to the dilutive impact on shareholders; and

•	Establish and maintain our program in accordance with all applicable laws and regulations, as well as with corporate governance best practices.
How do we achieve our objectives?
          We achieve our objectives through the use of various executive compensation elements that drive both short-term and long-term Company performance, deliver to our executives fixed pay as well as variable, performance-based pay, and provide significant personal exposure to PBG common stock. In 2009, the principal elements of executive compensation were base salary, an annual performance-based cash incentive (variable, short-term pay), and long-term incentive awards in the form of stock options and restricted stock units (“RSUs”) (variable, long-term pay). These three elements of executive compensation are referred to as “total compensation.”

Objective
Alignment with
Element of Total	Form of		Motivation		Shareholder
Compensation	Compensation	Attraction	Short-Term	Long-Term	Interests	Retention
Base Salary	Cash	✓	✓			✓

Annual Performance-Based Cash Incentive	Cash	✓	✓		✓	✓

Long-Term Performance-Based Equity Incentive	Stock Options RSUs	✓		✓	✓	✓

Why do we choose to pay a mix of cash and equity-based compensation?
          We view the combination of cash and equity-based compensation as an important tool to assist us in achieving the objectives of our program. The Committee periodically reviews the mix of cash and equity-based compensation provided under the program to ensure that the mix is appropriate in light of market trends and the Company’s primary business objectives.
          We pay base salary in cash so that our executives have a steady, liquid source of compensation.
          We pay our annual incentive in cash because our annual incentive is tied to the achievement of our short-term (i.e., annual) business objectives, and we believe a cash bonus is the strongest way to motivate and reward the achievement of these objectives.
          Finally, we pay our long-term incentive in the form of PBG equity because our long-term incentive is tied to our long-term business objectives, and we believe the market value of PBG equity is a strong indicator of whether PBG is achieving its long-term business objectives.
          For 2009, our Named Executive Officers’ percentage of cash (based on base salary and target payout of the short-term cash incentive) versus equity-based pay (based on the grant date fair value of the annual 2009 equity awards and the annualized grant date fair value (one-fourth) of the one-time Strategic Leadership Award), was approximately as follows:

Chairman and CEO	Other Named Executive Officers (Average)

Why is the compensation of our Named Executive Officers largely performance-based compensation rather than fixed?
          Consistent with the objectives of our program, we utilize the performance-based elements of our program to reinforce our short-term and long-term business objectives and to align shareholder and executive interests. We believe that to appropriately motivate our senior executives to achieve our business objectives, a majority of their compensation should be tied to the performance of the Company. Thus, we link the level of compensation to the achievement of our business objectives. As a result of this link, for years when the Company achieves above-target performance, executives will be paid above-target compensation, and for years when the Company achieves below-target performance, executives will be paid below-target compensation.
          We also believe that the more influence an executive has over Company performance, the more the executive’s compensation should be tied to our performance results. Thus, the more senior the executive, the greater the percentage of his or her total compensation that is performance-based.
          When looking at the three elements of total compensation, we view base salary as fixed pay (i.e., once established, it is not performance-based) and the annual incentive and long-term incentive as performance-based pay. With respect to our cash-based, annual incentive, our intent is to emphasize the Company’s performance in a given year. As a result of a design change approved by the Committee in 2008, we link eighty percent of the annual incentive to the achievement of annual performance measures (such as year-over-year profit, net revenue and volume growth) and twenty percent of the incentive to the achievement of individual non-financial performance measures (such as employee and customer satisfaction survey scores). With respect to our equity-based, long-term incentive, we view the market value of PBG common stock as the primary performance measure. This is especially true in the case of stock options, which have no value to the executive unless the market value of PBG common stock goes up after the grant date. In the case of other equity-based awards to the Named Executive Officers, such as RSUs, that have value to the executive even if the market value of PBG common stock goes down after the grant date, we typically include a second performance component — such as a specific earnings per share performance target — that must be satisfied in order for the executive to vest in the award. In addition, we may grant supplemental, performance-based equity awards to executives in order to link long-term compensation with the Company’s strategic imperatives and to reinforce continuity within the senior leadership team, as we did with the 2008 Strategic Leadership Awards.

          The percentage of our Named Executive Officers’ 2009 total target compensation that was performance-based (based on base salary, target payout of the short-term cash incentive, the grant date fair value of the annual 2009 equity awards and the annualized grant date fair value (one-fourth) of the one-time Strategic Leadership Awards granted in 2008) was approximately as follows:

Chairman and CEO	Other Named Executive Officers (Average)

Why do we use earnings per share, volume, net revenue and cash flow as the financial criteria for our performance-based compensation?
          In selecting the criteria on which to base the performance targets underlying our short-term and long-term incentive pay, we choose criteria that are leading indicators of our success, important to our shareholders and external market professionals, and relevant to our executives whose performance we strive to motivate towards the achievement of the particular targets.
          For our business and industry, we believe the most relevant financial criteria on which to evaluate our success are comparable (or operational) earnings per share (“EPS”), profit, net revenue, volume of product sold and operating free cash flow (as defined in our earnings releases). We view EPS as the best composite indicator of PBG’s operational performance. The Committee, therefore, emphasizes comparable EPS in establishing performance targets for the Named Executive Officers. In evaluating our performance against such EPS targets, the Committee considers the impact of unusual events on our reported EPS results (e.g., acquisitions, changes in accounting practices, share repurchases, etc.) and adjusts the reported results for purposes of determining the extent to which the comparable EPS targets were or were not achieved. The comparable EPS performance targets and results utilized by the Committee under our compensation program are generally consistent with the Company’s publicly disclosed EPS guidance and results.
          Short-Term Incentive. Under our short-term incentive program, we establish performance targets that are designed to motivate executives to achieve our short-term business targets. Therefore, for the executives leading our geographic business units, the Committee links the payment of 80% of the executives’ annual bonus to the achievement of year-over-year profit and net revenue or volume growth targets as well as a cash flow target, which are set at levels specifically chosen for each geographic territory. The Committee believes tying a substantial portion of these executives’ annual bonuses to local performance is the best way to motivate such executives to achieve business success within the regions they manage. Beginning in 2008, 20% of each senior executive’s annual bonus is tied to individual non-financial goals which are qualitative and specific to the executive’s area of responsibility. The Committee implemented these goals to reinforce the importance of certain non-financial business objectives.
          For our Named Executive Officers, the Committee establishes a table of comparable EPS targets that, depending on the level of EPS achieved during the year, establishes the maximum bonus payable to each executive for that year. No bonus is payable if comparable EPS is below a certain level. The Committee then uses its discretion to determine the actual bonus paid to each executive, which is never greater, and is typically much less, than the maximum bonus payable. In exercising this discretion, the Committee refers to a separately established comparable EPS or net operating profit before taxes (“NOPBT”) target, as well as volume, net revenue and operating free cash flow targets, and individual non-financial targets, all of which the Committee approves at the beginning of the year. For Named Executive Officers with worldwide responsibilities, the financial targets are typically consistent with the Company’s EPS, net revenue and operating free cash flow guidance provided to external market professionals at the beginning of the year. For Named Executive Officers with responsibility over one of our operating segments outside the United States, these targets are typically consistent with the Company’s internal operating plans for the particular segment.
          With the introduction of individual, non-financial targets, the Committee’s discretion is also guided by the Chairman and CEO’s evaluation of each of the other Named Executive Officer’s performance against these targets. In addition, consistent with past practice, the Committee separately considers the performance of the Chairman and CEO and is guided by reference to certain pre-established, non-financial targets specific to the Chairman and CEO (often related to strategic planning, organizational capabilities and/or executive development).

          Notably, in establishing the actual bonus paid for each Named Executive Officer (within the limit of the maximum bonus payable), the Committee refers to the above financial and non-financial targets, but reserves the right to pay a bonus at the level it deems appropriate based on the performance of the Company and each executive. The performance targets established by the Committee with respect to the 2009 bonus are more fully described at page 97.
          Long-Term Incentive. The Committee provides our long-term incentive in the form of an equity-based award because it believes the price of PBG common stock is a strong indicator of whether PBG is meeting its long-term objectives. The Committee, therefore, believes it important that each executive, in particular our senior executives, have personal financial exposure to the performance of PBG common stock. Such exposure results in a link between shareholder and executive interests and motivates our executives to achieve and sustain the long-term growth of PBG. Consequently, we are committed to paying a significant portion of executive compensation in the form of PBG equity. We are deliberate, however, in our use of equity compensation to avoid an inappropriate dilution of PBG’s current shareholders.
          As a way of ensuring our executives remain motivated and to bolster the retention of our executives, the Committee does not provide for immediate vesting of our long-term incentive awards. Instead, consistent with the three-year time frame with respect to which we establish our strategic plans, the Committee typically provides for a three-year vesting period for equity-based awards. Executives must remain an employee of the Company through the vesting date to vest in the award. For equity-based awards that have no intrinsic value to the executive on the grant date, such as stock options, the Committee typically provides for staged vesting of such awards over the three-year vesting period (e.g., one-third vesting each year). For equity-based awards that have value to the executive on the grant date, such as RSUs, the Committee typically provides for vesting of the award only at the end of the three-year period.
          Typically, for awards to our Named Executive Officers that have actual value on the grant date (such as RSUs), the Committee also establishes a comparable EPS performance target for the year in which the award is granted. The achievement of this EPS target is a prerequisite to vesting in the award at the end of the three-year vesting period. The Committee believes such an additional performance element is appropriate to ensure that the executives do not obtain significant compensation if the performance of the Company in the year of grant is significantly below our EPS target. As our long-term incentive is designed to reinforce our long-term business objectives, however, the Committee typically establishes this one-year EPS performance target at a lower level than the Company’s external guidance. The Committee does so to ensure that executives only lose the RSUs granted in that year if the Company misses its EPS target to such an extent as to indicate that a performance issue exists that is unlikely to be resolved in the near term. The implementation of this additional EPS performance target also ensures that the compensation paid through our long-term incentive is deductible to the Company (see the section entitled “Deductibility of Compensation Expenses” below).
Why do we provide perquisites as an element of compensation?
          Certain perquisites provided to our senior executives are services or benefits designed to ensure that executives are fully focused on their responsibilities to the Company. For example, we make annual physicals available to our senior executives so that they can efficiently address this important personal issue and, therefore, maximize their productivity at work. Other perquisites, such as our Company car program, simply represent a Company choice on how to deliver fixed pay to our executives.
          We also provide certain specific perquisites to senior executives who move to and work in international locations. Such perquisites are provided based on local and competitive practices. Perquisites such as housing allowances are typical in the international arena.
          For certain limited perquisites, the Company reimburses (or grosses-up) the executive for the tax liability resulting from the income imputed to the executive in connection with the perquisite. We do so because we do not want our provision of such perquisites to result in a financial penalty to the executive or potentially discourage the executive from taking advantage of the perquisite. For example, we gross-up an executive with respect to his or her annual physical and benefits provided under the Company car program. We do not, however, gross-up perquisites with respect to which the Company does not have an interest in encouraging, such as our executives’ limited personal use of corporate transportation.
          In 2009, limited perquisites were provided to our Named Executive Officers, consistent with the Company practice described above. These perquisites are described in more detail in the footnotes to the Summary Compensation Table.
What other forms of compensation do we provide to our employees, including the Named Executive Officers, and why do we provide them?
          The Company provides a number of other employee benefits to its employees, including the Named Executive Officers, that are generally comparable to those benefits provided at similarly sized companies. Such benefits enhance the Company’s reputation as an employer of choice and thereby serve the objectives of our compensation program to attract, retain and motivate our executives.

          Pension. The Company maintains a qualified defined benefit pension plan for a limited number of eligible employees as well as a non-qualified defined benefit pension plan (the “Excess Plan”) for such eligible employees with annual compensation or pension benefits in excess of limits imposed by the IRS.
          Effective April 1, 2009, the Company amended its qualified and non-qualified defined benefit pension plans to cease all future accruals for salaried and non-union U.S. hourly employees with the exception of employees who, on March 31, 2009 (i) met a Rule of 65 (combined age and years of service equal to or greater than 65) or (ii) were at least age 50 with five years of service. The Named Executive Officers, with the exception of Mr. Crawford, satisfy the Rule of 65 and continue to accrue defined benefit pension benefits. Mr. Crawford ceased to accrue pension benefits and is eligible to receive the Company Retirement Contribution described below.
          Mr. Petrides participates in a separate international non-qualified defined benefit pension plan (the “PepsiCo International Retirement Plan”), which is designed to provide a pension benefit to senior executives who live and work outside of the U.S. or their home country. The pension benefit provided under this plan is essentially the same as that provided to U.S. employees under the above-referenced qualified pension plan and Excess Plan and is offset by all amounts paid to or on behalf of the executive by the Company pursuant to any Company sponsored plan or government mandated programs.
          The Company does not provide any specially enhanced pension plan formulas or provisions that are limited to our Named Executive Officers.
          401(k) Savings Plan. Our U.S.-based Named Executive Officers participate in the same 401(k) savings program as provided to other U.S. employees. This program includes a Company match. The Company does not provide any special 401(k) benefits to our Named Executive Officers.
          In addition, salaried and non-union U.S. hourly employees hired on or after January 1, 2007 and employees hired prior to such date who do not meet the criteria for eligibility under the frozen defined benefit pension plan, including Mr. Crawford, are eligible to receive a Company Retirement Contribution (“CRC”) under the 401(k) plan equal to 2% of eligible compensation (annual pay and bonus) for employees with less than ten years of service and 3% of eligible compensation for employees with ten or more years of service. The Company also maintains a non-qualified plan for employees who are eligible for a CRC benefit in excess of the limits imposed by the IRS.
          Deferred Income Program. The Company also maintains an Executive Income Deferral Program (the “Deferral Program”), through which all Company executives, including the Named Executive Officers, paid in U.S. dollars, may elect to defer their base salary and/or their annual cash bonus. The Company makes the Deferral Program available to executives so they have the opportunity to defer their cash compensation without regard to the limit imposed by the IRS for amounts that may be deferred under the 401(k) plan. The material terms of the Deferral Program are described in the Narrative to the Nonqualified Deferred Compensation Table.
          Health and Welfare Benefits. The Company also provides other benefits such as medical, dental, life insurance, and long-term disability coverage, on the same terms and conditions, to all employees, including the Named Executive Officers.
What policies and practices do we utilize in designing our executive compensation program and setting target levels of total compensation?
          The Committee has established several policies and practices that govern the design and structure of PBG’s executive compensation program.
          Process of Designing the Executive Compensation Program. Each year, the Committee reviews the PBG executive compensation program and establishes the target compensation level for our Chairman and CEO and the other Named Executive Officers who appear in the tables in this Annual Report on Form 10-K.
          Target Compensation — Use of Peer Group Data. In establishing the target total compensation for the Named Executive Officers, the Committee considers the competitive labor market, as determined by looking at PBG’s peer group of companies and other compensation survey data. The Committee believes that the total compensation paid to our executive officers generally should be targeted within the third quartile (which for 2009 we defined as the average of the 50th and 75th percentile) of the total compensation opportunities of executive officers at comparable companies. The Committee believes that this target is appropriately competitive and provides a total compensation opportunity that will be effective in attracting, retaining and motivating the leaders we need to be successful.

          For positions with respect to which there is widespread, publicly available compensation data (e.g. CEO), we establish the third quartile based on compensation data of our peer group companies. PBG’s peer group is made up of comparably sized companies, each of which is a PBG competitor, customer or peer from the consumer goods or services industry. Our peer group companies are generally world-class, industry leading companies with superior brands and/or products. The Committee, with the assistance of senior management and the Committee’s independent compensation consultant, periodically reviews PBG’s peer group to ensure the peer group is an appropriate measure of the competitive labor market for the Company’s senior executives. In 2009, the Committee used the following peer group for purposes of determining each of the Named Executive Officer’s target total compensation:

Campbell Soup Company	H.J. Heinz Company
Clorox Company, Inc.	Hershey Foods Corporation
Coca-Cola Enterprises Inc.	Kellogg Company
ConAgra Foods, Inc.	Newell Rubbermaid Inc.
Dean Foods Company	PepsiAmericas, Inc.
FedEx Corporation	Sara Lee Corporation
General Mills, Inc.	Supervalu Inc.
Sysco Corporation
          Comparative financial measures and number of employees for the 2009 peer group are shown below:

	Peer Group*		PBG
		75th	PBG	Percent
	Median	Percentile	Data	Rank
Revenue	$12,455	$17,730	$13,796	72%
Net Income Attributable to the Company	$519	$976	$162	21%
Market Capitalization	$7,707	$12,806	$4,753	26%
Number of Employees	29,500	47,000	66,800	84%

*	Dollars are in millions. Based on information as of December 31, 2008.
          For senior executive positions for which peer group data is not consistently publicly available (e.g., a general manager with specific geographic responsibilities), we establish the third quartile based on available peer group data and other compensation survey data from nationally-recognized human resources consulting firms.
          Based on the peer group and other survey data, the Committee establishes the third quartile for target total compensation for each executive, as well as for various elements of total compensation, including base pay, total annual cash (base pay and target annual incentive) and total compensation (total annual cash and long-term incentive). The Committee then establishes the midpoint of the third quartile as its “market target.” The market target for each element of total compensation is determined by reference to compensation payable in U.S. dollars. To the extent a Named Executive Officer’s salary or annual performance-based cash incentive is paid in a currency other than U.S. dollars, the value in U.S. dollars will fluctuate based on changes in the exchange rate. For example, Mr. Petrides’ compensation is paid in Euros. Consequently, as the value of the Euro changes relative to the value of the U.S. dollar, the value of Mr. Petrides’ salary stated in U.S. dollars changes accordingly (even though the salary he actually receives in Euros stays the same).
          Establishing Target Compensation; Role of the Chairman and CEO. The Committee does not formulaically set the target total compensation for our Named Executive Officers at the market target. In determining the appropriate target total compensation for each executive, the Committee reviews each individual separately and considers a variety of factors in establishing his or her target compensation. These factors may include the executive’s time in position, unique contribution or value to PBG, recent performance, and whether there is a particular need to strengthen the retention aspects of the executive’s compensation. For a senior executive recently promoted into a new position, his or her total compensation will often fall below the targeted third quartile. In such cases, the Committee may establish a multi-year plan to raise the executive’s total compensation to the market target and, during such time, the executive’s compensation increases will often be greater than those of other senior executives.
          In establishing the target total compensation for the Chairman and CEO, the Committee, together with the Nominating and Corporate Governance Committee, formally advises the Board on the annual individual performance of the Chairman and CEO and the Committee considers recommendations from its independent compensation consultant regarding his compensation. The Chairman and CEO is not involved in determining his compensation level and he is not present during the executive session during which the Committee evaluates the performance of the Chairman and CEO against pre-established qualitative and quantitative targets. The Committee, however, does request that the Chairman and CEO provide it with a self-evaluation of his performance against the pre-established targets prior to such executive session.

          In establishing the target total compensation for Named Executive Officers other than the Chairman and CEO, the Committee, with the assistance of the Chairman and CEO and its independent compensation consultant, evaluates each executive’s performance and considers other individual factors such as those referenced above.
     Use of Tally Sheets. The Committee annually reviews a tally sheet of each Named Executive Officer’s PBG compensation. This tally sheet includes detailed data for each of the following compensation elements and includes a narrative description of the material terms of any relevant plan, program or award:
•	Annual direct compensation: Information regarding base salary, annual incentive, and long-term incentive for the past three years;

•	Equity awards: Detailed chart of information regarding all PBG equity-based awards, whether vested, unvested, exercised or unexercised, including total pre-tax value to the executive and holdings relative to the executive’s Stock Ownership Guidelines (discussed below);

•	Perquisites: Line item summary showing the value of each perquisite as well as the value of the tax gross-up, if any;

•	Pension / Deferred Compensation: Value of pension plan benefits (qualified plan, non-qualified plan and total) and value of defined-contribution plan accounts (401(k) and deferred compensation), including the year-over-year change in value in those accounts;

•	Life Insurance Benefits (expressed as multiple of cash compensation as well as actual dollar value);

•	Description of all compensation and benefits payable upon a termination of employment.
     The Committee reviews the information presented in the tally sheet to ensure that it is fully informed of all the compensation and benefits the executive has received as an employee of the Company. The Committee does not, however, specifically use the tally sheet or wealth accumulation analysis in determining the executive’s target compensation for a given year.
          Form of Equity-Based Compensation. Under our program, each executive annually receives an equity-based, long-term incentive award. Our shareholder-approved Amended and Restated 2004 Long-Term Incentive Plan (the “LTIP”) authorizes the Committee to grant equity-based awards in various forms, including stock options, restricted stock, and RSUs. The Committee selects the form of equity award based on its determination as to which form most effectively achieves the objectives of our program. While the amount of the award varies based on the level of executive, the form of the annual award has historically been the same for all PBG executives regardless of level.
          The Committee periodically considers various forms of equity-based awards based on an analysis of market trends as well as their respective tax, accounting and share usage characteristics. The Committee has determined that a mix of forms is appropriate and that the annual long-term incentive award shall be in the form of 50% stock options and 50% RSUs (based on grant date fair value).
          The Committee believes this mix of forms is the most appropriate approach for the Company because of the balanced impact this mix has when viewed in light of several of the objectives of our executive compensation program, including motivating and retaining a high-performing executive population, aligning the interests of shareholders and executives, and creating a program that is financially appropriate for PBG and sensitive to the dilutive impact on shareholders.
          Equity Award Grant Practices. We have a consistent practice with respect to the granting of stock options and other equity-based awards, which the Committee established early in the Company’s history and which belies any concern regarding the timing or pricing of such awards, in particular stock options.
          Timing of Grants. Executives receive equity-based awards under three scenarios. First, all executives annually receive an award, which has always been comprised, entirely or in part, of stock options. Under the Company’s long-established practice, the Committee approves this annual award at its first meeting of the calendar year (around February 1) and establishes the grant date of the award as March 1. March 1 was selected because it aligns with several other PBG human resources processes for employees generally, including the end of the annual performance review process and the effective date of base salary increases.
          Second, individuals who become an executive of PBG for the first time within six months after the March 1 date are eligible for an equity award equal to 50% of the annual award. This pro-rated award is granted to all new executives on the same, fixed date of September 1.

          Finally, senior executives may, on rare occasion, receive an additional equity-based award when they are first hired by PBG, when they are promoted to a new position, or when there is a special consideration related to an executive that the Committee seeks to address. In all cases of these awards, the grant date occurs after the award is approved.
          Pricing of Stock Options. Throughout the Company’s history, the exercise price of stock options has been equal to the fair market value of PBG common stock on the grant date. The Company has never backdated or repriced stock options. We define “Fair Market Value” in the LTIP as the average of the high and low sales prices of PBG common stock as recorded on the NYSE on the grant date, rounded up to the nearest penny. We believe our stock option pricing methodology is an accurate representation of the fair market value of PBG common stock on the grant date even though our methodology is different from that selected by the SEC (i.e., the closing price on the grant date).
What are some other policies and practices that govern the design and structure of our compensation program?
          Stock Ownership Guidelines. To achieve our program objective of aligning shareholder and executive interests, the Committee believes that our business leaders must have significant personal financial exposure to PBG common stock. The Committee, therefore, has established stock ownership guidelines for the Company’s key senior executives and directors. These guidelines are described in the section entitled “Security Ownership.”
          Trading Windows / Trading Plans / Hedging. We restrict the ability of certain employees to freely trade in PBG common stock because of their periodic access to material non-public information regarding PBG. Under our Insider Trading Policy, our key executives are permitted to purchase and sell PBG common stock and exercise PBG stock options only during limited quarterly trading windows. Our senior executives are generally required to conduct all stock sales and stock option exercises pursuant to written trading plans that are intended to satisfy the requirements of Rule 10b5-1 of the Securities Exchange Act. In addition, under our Worldwide Code of Conduct, all employees, including our Named Executive Officers, are prohibited from hedging against or speculating in the potential changes in the value of PBG common stock.
          Compensation Recovery for Misconduct. While we believe our executives conduct PBG business with the highest integrity and in full compliance with the PBG Worldwide Code of Conduct, the Committee believes it appropriate to ensure that the Company’s compensation plans and agreements provide for financial penalties to an executive who engages in fraudulent or other inappropriate conduct. Therefore, the Committee has included as a term of our equity-based awards that in the event the Committee determines that an executive has engaged in “Misconduct” (which is defined in the LTIP to include, among other things, a violation of our Code of Conduct), then all of the executive’s then outstanding equity-based awards shall be immediately forfeited and the Committee, in its discretion, may require the executive to repay to the Company all gains realized by the executive in connection with any PBG equity-based award (e.g., through option exercises or the vesting of RSUs) during the twelve-month period preceding the date the Misconduct occurred. This latter concept of repayment is commonly referred to as a “claw back” provision.
          Similarly, in the event of termination of employment for cause, the Company may cancel all or a portion of an executive’s annual cash incentive or require reimbursement from the executive to the extent such amount has been paid.
          As a majority of the compensation paid to an executive at the vice president level or higher is performance-based, the Committee believes our approach to compensation recovery through the LTIP and annual incentive is the most direct and appropriate for PBG.
          Employment / Severance Agreements. As a matter of policy and practice, the Company has not generally entered into any individual agreements with executives. However, during 2009 in response to the unsolicited acquisition offer from PepsiCo, the Company determined it advisable to enter into retention agreements with the each of the Named Executive Officers (the “Retention Agreements”) in order to insure stability in management given the inherent uncertainty created by the PepsiCo offer. With respect to our Chairman and CEO and other Named Executive Officers, the value of benefits provided for under the Retention Agreements is summarized in the Narrative and accompanying tables entitled Potential Payments Upon Termination or Change In Control.
          Approved Transfers To / From PepsiCo. In the past, we have maintained a policy intended to facilitate the transfer of employees between PBG and PepsiCo. The two companies would, on a limited and mutually agreed basis, exchange employees who are considered necessary or useful to the other’s business (“Approved Transfers”). Certain of our benefit and compensation programs (as well as PepsiCo’s) were designed to prevent an Approved Transfer’s loss of compensation and benefits that would otherwise occur upon termination of his or her employment from the transferring company. For example, at the receiving company, Approved Transfers would receive pension plan service credit for all years of service with the transferring company. Also, upon transfer, Approved Transfers would generally vest in their transferring company equity awards rather than forfeit them as would otherwise be the case upon a termination of employment. The two companies have suspended this policy pending completion of the proposed merger.

          One of our Named Executive Officers, Mr. Drewes was an Approved Transfer from PepsiCo. As discussed in the footnotes to the Pension Benefits Table, Mr. Drewes will be eligible for pension benefits attributable to his service both at PepsiCo prior to transfer and at the Company.
          Change in Control Protections. Until May 2009, the only change-in-control protection we provided to our senior executives through our executive compensation program was through the terms of our LTIP, which provides for accelerated vesting of all outstanding, unvested equity-based awards at the time of a change in control of PBG by any party other than PepsiCo. This was considered adequate given PepsiCo’s substantial voting power of PBG common stock and other contractual rights which effectively precluded an acquisition of PBG without PepsiCo’s consent.
          However, in response to the unsolicited PepsiCo offer to acquire all of the outstanding shares of the Company’s common stock not owned by PepsiCo (the “Proposal”), the Company determined that it was essential to the best interests of the Company and its shareholders to insure that the distraction for our Named Executive Officers inherent in the Proposal was minimized. Therefore, in May 2009, the Committee approved Retention Agreements for each of the Named Executive Officers. The change-in-control protections afforded each of the Named Executive Officers under the terms and conditions of the Retention Agreements were considered necessary in order to insure the stability of management and the continued success of the Company.
          With respect to our Chairman and CEO and other Named Executive Officers, the events that constitute a change in control and the value of change in control benefits provided under the Retention Agreements are summarized in the Narrative and accompanying table entitled Potential Payments Upon Termination or Change In Control. An overview of the terms and conditions of the Retention Agreements is provided below in the section describing the compensation actions taken in 2009. The Company does not gross-up any executive for potential excise taxes that may be incurred in connection with a change in control.
          Deductibility of Compensation Expenses. Pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) (“Section 162(m)”), certain compensation paid to the Chairman and CEO and other Named Executive Officers in excess of $1 million is not tax deductible, except to the extent such excess compensation is performance-based. The Committee has and will continue to carefully consider the impact of Section 162(m) when establishing the target compensation for executive officers. For 2009, we believe that substantially all of the compensation paid to our executive officers satisfies the requirements for deductibility under Section 162(m).
          As one of our primary program objectives, however, the Committee seeks to design our executive compensation program in a manner that furthers the best interests of the Company and its shareholders. In certain cases, the Committee may determine that the amount of tax deductions lost is insignificant when compared to the potential opportunity a compensation program provides for creating shareholder value. The Committee, therefore, retains the ability to pay appropriate compensation to our executive officers, even though such compensation is non-deductible.
What compensation actions were taken in 2009 and why were they taken?
          In February 2009, in response to the challenging worldwide economic conditions, the Committee determined that the total target compensation for each Named Executive Officer would not increase from 2008 levels. Specifically, the Committee determined to freeze salaries at 2008 levels and determined that there would be no change to the bonus target or the annual equity award value for any of the Named Executive Officers.
          The 2009 target total compensation for each of the Named Executive Officers did not exceed the market target based on the data considered by the Committee in February 2009 with the exception of the target total compensation for Messrs. Petrides and Crawford whose target total compensation exceeded market target, largely as a result of allocating one-fourth of the value of the Strategic Leadership Award to 2009 target total compensation. In addition, the target total compensation for Mr. Crawford exceeded the market target as a result of the importance placed by the Committee on Mr. Crawford’s operational contributions to PBG.
          Base Salary. As noted above, the Committee determined to freeze salaries at 2008 levels for each of the Named Executive Officers.
          Annual Cash Incentive Award. In February 2009, the Committee established the 2009 annual incentive targets for our executives at 2008 target levels with a potential payout range from 0 to 200% of the executive’s target.
          Actual Annual Cash Incentive Awards. In February 2010, the Committee determined that for purposes of the 2005 Executive Incentive Compensation Plan (“EICP”), the Company’s 2009 comparable EPS performance of $2.44, which was in excess of the $1.75 target, resulted in a maximum bonus of $5 million payable to each Named Executive Officer under Section 162(m). The Committee then reviewed the Company’s 2009 performance against the pre-established EPS/NOPBT, net revenue and operating free cash flow targets which the Committee uses to guide its negative discretion in determining the actual bonus payable to each senior executive.

          ➢   Financial Performance Targets and Results. The overall achievement of financial targets is used to determine 80% of the actual bonus payout, with each measure separately weighted. In March 2009, the Committee approved a change to the financial targets of Messrs. Foss, Drewes and Crawford to include net revenue (expressed in local currency) instead of volume. Each financial measure for Messrs Foss, Drewes, and Crawford, was worldwide in scope and each target was consistent with the Company’s external guidance at the start of 2009.

Worldwide Measure	Weighting	Target	Actual Result
EPS (for purposes of the EICP)	40%	$2.21	$2.44
Net Revenue v. Prior Year (in local currency)	20%	3%	1%
Operating Free Cash Flow	20%	$450 million	$578 million
          In March 2009, the Committee also approved a change to the financial targets for our operating executives, Messrs. King and Petrides, in order to reinforce performance priorities and more accurately reflect each executive’s geographic scope of responsibility relative to profit performance. The worldwide operating free cash flow target for Messrs. King and Petrides remained consistent with the other Named Executive Officers.
          The Committee established net revenue and NOPBT targets and financial measures specific to Europe and North America for Messrs. Petrides and King, respectively. Each country under Mr. Petrides’ direction (Spain, Russia, Greece and Turkey) had separate targets for each measure with net revenue and NOPBT expressed in local currency and that were tied to designated financial objectives for the particular country. Mr. Petrides’ performance targets were established based on the weighted average of the targets for each of the four countries with weighting based on the volume of each country in proportion to overall volume for Europe.

Europe Segment Measure	Weighting	Target	Actual Result
NOPBT Growth v. Prior Year (in local currency on a comparable basis)	40%	(13.8%)	2.4%
Net Revenue v. Prior Year (in local currency)	20%	7.1%	(1.5)%
Worldwide Operating Free Cash Flow	20%	$450 million	$578 million
          Each country under Mr. King’s’ direction (the United States, Canada and Mexico) had net revenue and NOPBT targets with net revenue and NOPBT expressed in local currency that were tied to designated financial objectives for the particular country. Mr. King’s performance targets were established based on the weighted average of the targets for each of the three countries with weighting based on the volume of each country in proportion to overall volume for North America.

North America Segment Measure	Weighting	Target	Actual Result
NOPBT Growth v. Prior Year (in local currency on a comparable basis)	40%	(3.4%)	(0.5)%
Net Revenue v. Prior Year (in local currency)	20%	4.2%	1.1%
Worldwide Operating Free Cash Flow	20%	$450 million	$578 million
          At its meeting in February 2010, the Committee certified the Actual Results shown in the tables above. The Committee determined that the Company’s performance against the worldwide measures resulted in a financial target bonus score of 154% for Messrs. Foss, Drewes and Crawford. The Committee also determined that the Company’s performance against the Europe and North America segment measures resulted in a financial target bonus score of 163% for Mr. Petrides and 135% for Mr. King. Following this determination, the Committee reviewed and discussed the Company’s overall operating performance during 2009. The Committee noted the Company’s year-over-year performance, in particular comparable EPS and operating profit growth, which the Company achieved despite the economic downturn and adverse market conditions.
          ➢   Non-Financial Performance Targets and Results. The overall achievement of individual non-financial targets is used to determine 20% of the actual bonus payout. The Committee reviewed and concurred in the assessment of the Chairman and CEO with respect to the performance of the other Named Executive Officers against the non-financial goals. The goals varied by Named Executive Officer and were similar to the qualitative measures used by the Committee to evaluate the performance of the Chairman and CEO, including progress on the diversity front and performance of the Company in light of the PepsiCo acquisition proposal. The Committee determined that the performance of the other Named Executive Officers against the non-financial goals resulted in non-financial bonus scores ranging from 137% to 162%.
          The Committee then determined that Mr. Foss had performed well against his pre-established non-financial measures. In particular, the Committee noted that Mr. Foss had been successful in executing an effective global pricing strategy and achieving substantial cost and productivity savings. The Committee also noted that during 2009, Mr. Foss was once again successful in further strengthening organization capability through greater employee engagement and improved executive representation of minorities. Finally, the Committee noted Mr. Foss’ performance in response to the PepsiCo acquisition proposal. The Committee determined that a non-financial bonus score of 175% based on Mr. Foss’ performance against the non-financial measures was appropriate for Mr. Foss.

          For 2009, the annual incentive targets and actual payout amounts for each of the Named Executive Officers were as follows:

	2009 Annual Cash Incentive Awards
	Target		2009 Award
Named Executive Officer	(% of Salary)	Target ($)	(% of Target)	2009 Award ($)
Eric J. Foss	150%	1,500,000	158%	2,370,000
Alfred H. Drewes	85%	408,000	153%	625,870
Yiannis Petrides	85%	590,273	159%	937,353
Robert C. King	100%	525,000	135%	708,750
Victor L. Crawford	85%	361,250	155%	561,390
          The Committee believes the 2009 actual awards reflected the Company’s overall operating performance in 2009 and each individual’s contribution to such performance and were consistent with its policy to link pay to performance.
          Long-Term Incentive. As noted above, the Committee determined that there would be no change to the annual equity award value for any of the Named Executive Officers during 2009. In February 2009, the Committee also reviewed the design of the annual long-term incentive program, noting at that time that all outstanding stock options held by the Named Executive Officers were “out-of-the-money”. The Committee determined that the design remained consistent with the primary objectives of attracting, retaining and motivating a talented and diverse group of executives and concluded that no design change was appropriate at this time.
          All of the 2009 stock option and RSU awards to our Named Executive Officers are reflected in the Grants of Plan-Based Awards Table and their terms and conditions are set out in the Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table.
          2008 Strategic Leadership Awards. The Committee previously approved the Strategic Leadership Award, a special, one-time performance-based RSU award (the “SLA RSUs”) for each of the Named Executive Officers other than the Chairman and CEO. The Committee awarded Messrs. Drewes, King, Petrides and Crawford, the SLA RSUs in order to emphasize the linkage between long-term compensation and the Company’s strategic imperatives and to reinforce continuity within the Company’s senior leadership team over the next four years.
          The Committee established the target value of each executive’s SLA RSUs at either $1,000,000 or $1,500,000 based on the executive’s scope of responsibilities and contribution to the Company. The Committee made vesting of the SLA RSUs contingent upon the Company’s achievement of 2008 and 2009 comparable EPS performance targets of at least $0.75 in each year as well as the executive’s continued employment with the Company through the end of 2011. In February 2009, the Committee certified that the 2008 EPS performance target was met and in February 2010, the Committee certified that the 2009 EPS performance target was met. Under the terms of the award, each executive is eligible to receive RSUs with a value up to 150% of his target value, with the final value of the award determined by the Committee at the beginning of 2010. The threshold, target and maximum values for each Named Executive Officer are set forth in the Grants of Plan-Based Awards Table for Fiscal Year 2008 set forth in last year’s proxy.
          The performance criteria for 2008 and 2009 were: (i) increased distribution and market share of specified products within the Company’s brand portfolio; (ii) improved customer satisfaction, as measured by an external survey, and execution at point of sale; (iii) year-over-year improvement in the cost of making our products, including bottler consolidation (i.e., operational efficiency) and improved operational and strategic synergies with PepsiCo; and (iv) year-over-year improvement in the Company’s internal employee satisfaction survey, employee diversity and management retention. For Messrs. King and Petrides, the performance goals related to items (i) and (ii) were tailored to the geographic business segments they oversee, respectively.
          The specific target levels for each of the above referenced criteria have not been externally communicated and involve confidential, commercial information, disclosure of which could result in competitive harm to the Company. The targets for each criteria were set at levels intended to incent the achievement of both short-term and long-term growth in these key strategic areas. To achieve target performance, the executive team must drive broad-based effort and contribution from the geographical and functional teams throughout the Company. The targets, individually and together, are designed to be challenging to attain and achievement of the targets requires performance beyond our normal operating plan expectations for each year of the performance period.
          The final value was determined by the Committee in February 2010 based on its own evaluation as well as the Chairman and CEO’s assessment of the Company’s performance in 2008 and 2009 against the performance criteria established for each of 2008 and 2009. The Committee determined that SLA RSUs were payable at the individual target level for each of the executives as reported in the Grants of Plan-Based Awards Table for Fiscal Year 2008 set forth in last year’s proxy. The terms of the SLA RSUs provide an additional service vesting condition. However, notwithstanding the service vesting condition, the SLA RSUs will vest and become immediately payable in the event the Named Executive Officer is involuntarily terminated prior to the end of the vesting period within a two year period following a Change in Control, including the merger with PepsiCo.

          Annual Equity Award. The Committee approved the 2009 long-term incentive awards, at 2008 levels, for each of our Named Executive Officers and reviewed comparative market data for total compensation, including data related to what portion of total compensation was paid in the form of long-term incentive. The Committee also considered each executive’s role and level of responsibility within the Company. Mr. Foss received a long-term equity incentive award with a present value of approximately $5,000,000. The Committee determined this award was appropriate in light of his position and responsibilities and as measured against the targeted third quartile of total compensation of CEOs within the peer group. Mr. King was granted a long-term equity incentive award with a present value of approximately $1,200,000 and Messrs. Drewes, Petrides and Crawford received a long-term equity incentive award with a present value of approximately $1,000,000. The value of the awards for Messrs. King and Crawford reflect promotional increases approved by the Committee in November 2008. These awards included the same terms and conditions as the awards to all other executives, except that consistent with its practice, the Committee made the vesting of the RSU award granted to our Named Executive Officers subject to the achievement of a 2009 comparable EPS performance target of $0.75. In February 2010, the Committee determined that the 2009 EPS target had been satisfied, such that each Named Executive Officer will vest in his annual 2009 RSU award if he remains employed by the Company through March 1, 2012, subject to the accelerated vesting provisions under the Retention Agreements, as described below.
          Retention Agreements. In May 2009, the Committee conducted an extensive review of the risk that the PepsiCo Proposal or a similar proposal might lead to the distraction and departure of the Company’s executive officers to the detriment of the Company and its shareholders. The Committee reviewed the existing, limited change in control protections for the Named Executive Officers as well as data and recommendations from its independent compensation consultant and management of the Company. The Committee determined that it was in the best interests of the Company and its shareholders to provide the Named Executive Officers with additional double-trigger change-in-control protections in order to insure the stability of management and the continued success of the business. Consequently, the Committee approved the form of Retention Agreement for each of the Named Executive Officers which was filed with the SEC on May 4, 2009. The overview of the terms and conditions of the Retention Agreements that follows is qualified in its entirety by the full text of the form of Retention Agreement filed with the SEC.
          Each Named Executive Officer will be entitled to certain severance payments and benefits if his employment is terminated under certain circumstances. The Named Executive Officer is entitled to those severance payments and benefits if, during the two-year period after a change in control, the executive is terminated without cause or resigns for good reason (which includes a material reduction in the executive’s authority, duties, titles or responsibilities, reduction in annual base salary, material reduction in target bonus, material reduction in employee benefits in the aggregate and a change in primary work location to a location 35 or more miles from the executive’s primary work location immediately prior to a change in control). If terminated or separated from the Company under those circumstances, the Named Executive Officer is entitled to the following severance payments and benefits under the Retention Agreement: (i) a lump-sum cash severance payment equal to two times the sum of (a) the executive’s base salary in effect on the date of termination and (b) the target annual bonus for the year of termination; (ii) a prorated target annual bonus for the year of termination; (iii) reimbursement for the cost of continued medical, dental and vision coverage for up to 24 months; (iv) the accelerated vesting or settlement, as applicable, of all outstanding equity-based, equity-related and other long-term incentive awards; (v) reimbursement up to $50,000 for the cost of outplacement services; and (vi) early retirement benefits (consisting of a lump-sum cash payment based on standard early retirement benefit formulas under the Company’s retirement plans, as well as retiree medical coverage and retiree life insurance coverage), provided that the executive has been credited with at least 10 years of service and has attained an age of at least 50 at the time of the executive’s termination of employment.
          In order to obtain severance benefits under a Retention Agreement, each Named Executive Officer must first execute a separation agreement with the Company that includes a waiver and release of any and all claims against the Company. The Retention Agreements also provide that, for two years following termination, the executive will not compete with the Company, solicit or hire any employee of the Company or its affiliates, solicit any customer or prospective customer of the Company and its affiliates or interfere with any relationship between the Company and its customers or prospective customers.
          The payments and benefits under the Retention Agreements are subject to reduction so that each Named Executive Officer will receive the greatest after-tax benefit after taking into account any taxes that may be imposed in connection with payments relating to the termination of such executive’s employment. The Retention Agreements do not, however, include any gross-up for such taxes.
          The events that constitute a change in control within the meaning of the Retention Agreements and the value of the change in control benefits are summarized in the Narrative and accompanying tables entitled Potential Payments Upon Termination or Change in Control.
What noteworthy executive compensation actions took place during the first quarter of 2010 and why were such actions taken?
          In February 2010, the Committee determined not to approve annual equity awards to executives, including the Named Executive Officers, given the pending closing of the merger with PepsiCo.

2009 Summary Compensation Table

						Change in
					Non-	Pension Value
					Equity	and
					Incentive	Nonqualified
					Plan	Deferred
			Stock	Option	Compen-	Compensation	All Other
Name and Principal		Salary	Awards	Awards	sation	Earnings	Compensation		Total
Position	Year	($)	($)(1)	($)(1)	($)	($)(2)(3)	($)(4)		($)
Eric J. Foss	2009	1,000,000	2,937,062	2,537,036	2,370,000	920,000	226,750	(5)	9,990,848
Chairman of the Board	2008	984,615	2,383,547	1,934,908	840,000	1,166,000	191,748		7,500,818
and Chief Executive Officer	2007	892,308	1,584,557	1,893,158	1,805,580	594,000	66,680		6,836,283

Alfred H. Drewes	2009	480,000	872,064	357,652	625,870	343,000	57,250	(6)	2,735,836
Senior Vice President	2008	476,154	841,694	444,431	204,000	505,000	50,669		2,521,948
and Chief Financial Officer	2007	451,154	304,747	664,901	551,120	222,000	81,884		2,275,806

Yiannis Petrides(7)	2009	717,943	1,270,749	357,652	937,353	465,000	96,807	(8)	3,845,504
President, PBG Europe	2008	754,990	1,240,379	453,576	582,176	613,000	90,188		3,734,309
	2007	676,872	703,432	708,897	819,905	234,000	105,740		3,248,846

Robert C. King	2009	525,000	893,781	372,211	708,750	293,000	65,586	(9)	2,858,328
Executive Vice President	2008	466,923	808,489	373,483	252,660	309,000	48,631		2,259,186
and President, PBG	2007	418,846	271,542	426,551	514,780	146,000	45,157		1,822,876
North America

Victor L. Crawford	2009	425,000	668,819	300,046	561,390	12,000	60,678	(10)	2,027,933
Senior Vice President of	2008	402,481	1,396,199	257,566	195,500	47,000	174,833		2,473,579
Global Operations and	2007	—	—	—	—	—	—		—
System Transformation

1.	The amount included in this column is the compensation cost recognized by the Company in fiscal year 2009 related to the executive’s outstanding equity awards that were unvested for all or any part of 2009, calculated in accordance with the Statement of Financial Accounting Standards No. 123R, Share-Based Payment (revised) (“SFAS 123R”) without regard to forfeiture estimates. This amount encompasses equity awards that were granted in 2005, 2006, 2007, 2008 and 2009 and was determined using the assumptions set forth in Note 4, Share-Based Compensation, to this Annual Report on Form 10-K (for 2009, 2008 and 2007 awards), Note 4, Share-Based Compensation, to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 (for 2006 awards) and Note 4, Share-Based Compensation, to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (for 2005 awards).

2.	No executive earned above-market or preferential earnings on deferred compensation in 2009 and, therefore, no such earnings are reported in this column. Consequently, this amount reflects only the aggregate change in 2009 in the actuarial present value of the executive’s accumulated benefit under all Company-sponsored defined benefit pension plans in which the executive participates. The executive participates in such plans on the same terms as all other eligible employees.

3.	This amount was calculated based on the material assumptions set forth in Note 11, Pension and Postretirement Medical Benefit Plans, to this Annual Report on Form 10-K and Note 12, Pension and Postretirement Medical Benefit Plans, to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, except for the generally applicable assumptions regarding retirement age and pre-retirement mortality.

4.	The amount in this column reflects the actual cost of perquisites and personal benefits provided by the Company to each of the Named Executive Officers, reimbursements paid by the Company to the executive for his tax liability related to certain of these Company provided benefits, the dollar value of life insurance premiums paid by the Company for the benefit of the executive and as applicable, a standard 401(k) Company matching contribution and Company retirement contribution, each on the same terms and conditions as all other eligible employees. The particular benefits provided to each Named Executive Officer are described below in footnotes 5, 6, 8, 9 and 10. In addition, the Company purchases club memberships, season tickets and passes to various sporting events and other venues for purposes of business entertainment. On limited occasions, employees (including one or more of the Named Executive Officers) may use such memberships, tickets or passes for personal use. There is no incremental cost to the Company in such circumstances. Therefore, no cost of such memberships, tickets and passes is reflected in the “All Other Compensation” column.

5.	This amount includes $191,561, which equals the total cost of all perquisites and personal benefits provided by the Company to Mr. Foss, including an annual physical and travel expenses related to the annual physical, a car allowance, financial advisory services, personal use of corporate transportation and nominal recognition awards. The value of Mr. Foss’ personal use of the Company-leased aircraft is $142,036 and represents the aggregate incremental cost to the Company. For this purpose, the Company has calculated the aggregate incremental cost based on the actual variable operating costs that were incurred as a result of Mr. Foss’ use of the aircraft, which includes an hourly occupied rate, fuel rate and other flight specific fees. Mr. Foss is responsible for all taxes associated with any personal use of corporate transportation.

The amount shown in the above table also includes: (i) $21,532, which equals all tax reimbursements paid to Mr. Foss for the tax liability related to Company provided perquisites and personal benefits, including his car allowance, financial advisory services and nominal recognition awards; (ii) a standard Company matching contribution of $9,577 to Mr. Foss’ 401(k) account; and (iii) $4,080, which represents the dollar value of life insurance premiums paid by the Company for the benefit of Mr. Foss.

6.	This amount includes: (i) $32,341, which equals the total cost of all perquisites and personal benefits provided by the Company to Mr. Drewes, including an annual physical and travel expenses related to the annual physical, a car allowance, and financial advisory services; (ii) $13,038, which equals all tax reimbursements paid to Mr. Drewes for the tax liability related to Company provided perquisites and personal benefits, including his annual physical, car allowance and financial advisory services; (iii) a standard Company matching contribution of $9,800 to Mr. Drewes’ 401(k) account; and (iv) $2,071, which represents the dollar value of life insurance premiums paid by the Company for the benefit of Mr. Drewes.

7.	Mr. Petrides’ salary, non-equity incentive plan compensation and compensation indicated in the “All Other Compensation” column are paid in Euros. The values stated are in U.S. dollars and are based on the average exchange rate of Euros to one U.S. dollar for the years shown. The average exchange rate of one U.S. dollar to Euros was 0.72 in 2009.

8.	This amount includes: (i) $74,841, which equals the total cost of all perquisites and personal benefits provided by the Company to Mr. Petrides, including a company car and related car expenses, housing allowances, tax advisory services and financial advisory services. The following perquisite and personal benefit provided by the Company to Mr. Petrides met or exceeded the threshold for individual quantification and is as follows: $41,091 which equals the cost of providing a company car to Mr. Petrides and related car expenses. The total amount shown in the table above also includes (i) $20,695, which equals all tax reimbursements payable to Mr. Petrides for the tax liability related to Company provided perquisites and personal benefits, including his financial advisory services and a portion of his housing allowances; and (iii) $1,271, which represents the dollar value of life insurance premiums paid by the Company for the benefit of Mr. Petrides.

9.	This amount includes: (i) $36,025, which equals the total cost of all perquisites and personal benefits provided by the Company to Mr. King, including a car allowance, financial advisory services and a twenty year service anniversary gift; (ii) $17,801, which equals all tax reimbursements paid to Mr. King for the tax liability related to Company provided perquisites and personal benefits, including his car allowance, financial advisory services and a twenty year service anniversary gift; (iii) a standard Company matching contribution of $9,800 to Mr. King’s 401(k) account; and (iv) $1,960, which represents the dollar value of life insurance premiums paid by the Company for the benefit of Mr. King.

10.	This amount includes: (i) $26,025, which equals the total cost of all perquisites and personal benefits provided by the Company to Mr. Crawford, including a car allowance and financial advisory services; (ii) $13,412, which equals all tax reimbursements paid to Mr. Crawford for the tax liability related to Company provided perquisites and personal benefits, including his car allowance and financial advisory services; (iii) $1,633, which represents the dollar value of life insurance premiums paid by the Company for the benefit of Mr. Crawford; (iv) a standard Company matching contribution of $9,800 to Mr. Crawford’s 401(k) account; (v) a standard Company retirement contribution of $7,350 to Mr. Crawford’s 401(k) account; and (vi) a Company retirement contribution of $2,458 to Mr. Crawford’s Supplemental Savings Program account. The Company retirement contribution is available on the same terms and conditions to all employees who as of April 2009 are no longer eligible to accrue a benefit under the Company’s defined benefit pension plans.

Grants of Plan-Based Awards In Fiscal Year 2009

									All Other
									Option
									Awards:
									Number			Grant
						Estimated Future Payouts Under			of	Exercise	Closing	Date Fair
			Estimated Possible Payouts Under			Equity Incentive Plan			Securities	or Base	Market	Value of
			Non-Equity Incentive Plan Awards(1)			Awards(2)(3)			Under-	Price of	Price on	Stock and
		Date of	Thres-			Thres-			lying	Option	Grant	Option
	Grant	Board	hold	Target	Maximum	hold	Target	Maximum	Options	Awards	Date	Awards
Name	Date	Action	($)	($)	($)	(#)	(#)	(#)	(#)	($/Sh)	($)(3)	($)(4)
Eric J. Foss
Non-Equity	—	—	0	1,500,000	3,000,000
RSUs	03/01/2009	02/06/2009					133,548					2,500,019
Options	03/01/2009	02/06/2009							400,642	18.72	18.50	1,786,863

Alfred H. Drewes
Non-Equity	—	—	0	408,000	816,000
RSUs	03/01/2009	02/06/2009					26,710					500,011
Options	03/01/2009	02/06/2009							80,129	18.72	18.50	357,375

Yiannis Petrides
Non-Equity	—	—	0	590,273	1,180,545
RSUs	03/01/2009	02/06/2009					26,710					500,011
Options	03/01/2009	02/06/2009							80,129	18.72	18.50	357,375

Robert C. King
Non-Equity	—	—	0	525,000	1,050,000
RSUs	03/01/2009	02/06/2009					32,052					600,013
Options	03/01/2009	02/06/2009							96,154	18.72	18.50	428,847

Victor L. Crawford
Non-Equity	—	—	0	361,250	722,500
RSUs	03/01/2009	02/06/2009					26,710					500,011
Options	03/01/2009	02/06/2009							80,129	18.72	18.50	357,375

1.	Amounts shown reflect the threshold, target and maximum payout amounts under the Company’s annual incentive program which is administered under the shareholder-approved EICP. The target amount is equal to a percentage of each executive’s salary, which for 2009 ranged from 85% to 150%, depending on the executive’s role and level of responsibility. The maximum amount equals 200% of the target amount. The actual payout amount is contingent upon achievement of certain financial and non-financial performance goals. Please refer to the narrative below for more detail regarding each executive’s target amount, the specific performance criteria used to determine the actual payout and how such payout is typically the result of the Committee’s exercise of negative discretion with respect to separate maximum payout amounts established for purposes of Section 162(m).

2.	The 2009 stock option awards and RSU awards were made under the LTIP, which was approved by shareholders in 2008.

3.	The closing market price was the closing price on February 27, 2009, the last trading day immediately preceding the grant date of March 1, 2009.

4.	The assumptions used in calculating the SFAS 123R grant date fair value of the option awards and stock awards are set forth in Note 4, Share-Based Compensation, to this Annual Report on Form 10-K.
Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table
          Salary. The 2009 annual salary of each Named Executive Officer is set forth in the “Salary” column of the Summary Compensation Table. Compensation levels for each of the Named Executive Officers are at the discretion of the Committee. A salary increase or decrease for a Named Executive Officer may be approved by the Committee at any time in the Committee’s sole discretion. Typically, the Committee considers salary increases for each of the Named Executive Officers based on considerations such as the performance of the Company and the executive, any increase in the executive’s responsibilities and the executive’s salary level relative to similarly situated executives at peer group companies. The Committee did not approve any salary increases for Named Executive Officers in 2009.

          Stock Awards. Awards of RSUs are made under the LTIP at the discretion of the Committee. The annual RSU awards were approved by the Committee in February 2009, with a grant date of March 1, 2009, to all executives of the Company, including the Named Executive Officers. The number of RSUs awarded was determined based on an award value established by the Committee for each executive. The actual number of RSUs awarded was calculated by dividing the respective award value by the “Fair Market Value” of a share of PBG common stock on the grant date, rounded up to the next whole share. The LTIP defines Fair Market Value as the average of the high and low sales price for PBG common stock as reported on the NYSE on the grant date.
          Vesting of the annual RSUs awarded to the Named Executive Officers in 2009 was made subject to the achievement of a pre-established 2009 EPS performance goal as well as continued employment for three years. In February 2010, the Committee determined that this EPS goal was met. Thus, the RSUs will fully vest after three years provided the Named Executive Officer remains continuously employed through the third anniversary of the grant date. Notwithstanding the terms of the 2009 RSU awards, under the terms of the Retention Agreements, the 2009 RSUs will become payable in the event the Named Executive Officer is involuntarily terminated within the meaning of the Retention Agreements within two years after a Change in Control, which includes the merger with PepsiCo, as more fully discussed in the Narrative and accompanying tables entitled Potential Payments Upon Termination or Change In Control.
          All RSUs are credited with dividend equivalents in the form of additional RSUs at the same time and in the same amount as dividends are paid to shareholders of the Company. If the underlying RSUs do not vest, no dividend equivalents are paid. RSUs are paid out in shares of PBG common stock upon vesting. Vesting of the RSUs in the event of death, disability, or retirement is the same as described below for stock options; provided, however, that accelerated vesting in the case of retirement is subject to satisfaction of any performance-based condition. RSUs and shares received upon certain prior payouts of RSUs are subject to forfeiture in the event an executive engages in Misconduct.
          Option Awards. Stock option awards are made under the LTIP at the discretion of the Committee. The annual stock option awards were approved by the Committee in February 2009, with a grant date of March 1, 2009, to all executives of the Company, including the Named Executive Officers. The exercise price was equal to the Fair Market Value of a share of PBG common stock on the grant date, rounded to the nearest penny. The stock options have a term of ten years and no dividends or dividend rights are payable with respect to the stock options. The 2009 stock option awards for all executives, including the Named Executive Officers, become exercisable in one-third increments, on the first, second and third anniversary of the grant date provided the executive is actively employed on each such date. Notwithstanding the terms of the 2009 stock option awards, the 2009 stock options will automatically vest under the terms of the Retention Agreements in the event the Named Executive Officer is involuntarily terminated within the meaning of the Retention Agreements within two years after a Change in Control, which includes the merger with PepsiCo, as more fully discussed in the Narrative and accompanying tables entitled Potential Payments Upon Termination or Change In Control.
          Vesting is also accelerated in the event of death, disability, or retirement. In the event of death, unvested stock options fully vest immediately. In the event of retirement or disability, unvested stock options immediately vest in proportion to the number of months of active employment during the vesting period over the total number of months in such period. In the event of death, disability, or retirement, the vested options remain exercisable for their original ten-year term. Stock option awards, including certain gains on previously exercised stock options, are subject to forfeiture in the event an executive engages in Misconduct.
          Non-Equity Incentive Plan Compensation. The 2009 annual, performance-based cash bonuses paid to the Named Executive Officers are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table and the threshold, target and maximum bonus amounts payable to each Named Executive Officer are shown in the Grants of Plan-Based Awards Table. These award amounts were approved by the Compensation Committee and were paid under the EICP, which was approved by shareholders in 2005 in order to ensure that PBG may recognize a tax deduction with respect to such awards under Section 162(m) of the Code. The threshold, target and maximum payout amounts are shown in the Grants of Plan-Based Awards Table under the heading “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards.” The pre-established performance criteria, actual performance and each Named Executive Officer’s target and actual payout amounts are discussed in detail in the CD&A.
          Change in Pension Value and Nonqualified Deferred Compensation Earnings. The material terms of the pension plans governing the pension benefits provided to the Named Executive Officers are more fully discussed in the Narrative accompanying the Pension Benefits Table. The material terms of the non-qualified elective and non-elective deferred compensation plans are more fully discussed in the Narrative accompanying the Nonqualified Deferred Compensation Table.
          All Other Compensation. The perquisites, tax reimbursements and all other compensation paid to or on behalf of the Named Executive Officers during 2009 are described fully in the footnotes to the Summary Compensation Table.
          Proportion of Salary to Total Compensation. As noted in the CD&A, we believe that the total compensation of our business leaders should be closely tied to the performance of the Company. Therefore, the percentage of total compensation that is fixed generally decreases as the scope of the executive’s responsibilities increases. This is reflected in the ratio of salary in proportion to total compensation for each Named Executive Officer. In 2009, Mr. Foss’ ratio of salary in proportion to total compensation shown in the Summary Compensation Table was 10%, and the ratio for Messrs. Drewes, Petrides, King and Crawford was approximately: 18%, 19%, 18% and 21%, respectively.
Outstanding Equity Awards At 2009 Fiscal Year-End

	Option Awards						Stock Awards
														Equity
														Incentive
												Equity		Plan
												Incentive		Awards:
											Market	Plan		Market or
											Value of	Awards:		Payout
											Shares	Number of		Value of
											or Units	Unearned		Unearned
			Number of	Number of					Number of		of	Shares,		Shares,
			Securities	Securities					Shares or		Stock	Units or		Units or
			Underlying	Underlying					Units of		That	Other		Other
			Unexercised	Unexercised	Option				Stock That		Have	Rights That		Rights That
	Stock		Options	Options	Exercise	Option			Have		Not	Have Not		Have Not
	Option		(#)	(#)	Price	Expiration	Stock Award		Not Vested		Vested	Vested		Vested
Name	Grant Date		Exercisable	Unexercisable	($)	Date	Grant Date		(#)		($)(25)	(#)		($)(25)
Eric J. Foss	03/01/2004	(1)	182,373	0	29.50	03/29/2014	10/07/2005	(9)	125,718		4,721,968
	03/01/2005	(2)	212,389	0	28.25	02/28/2015	03/01/2007	(10)	68,581	(14)	2,575,902
	03/01/2006	(3)	102,319	0	29.32	02/29/2016	03/01/2008	(11)	75,894	(15)	2,850,579
	07/24/2006	(4)	0	200,000	33.77	07/23/2016	03/01/2009	(12)	135,958	(16)	5,106,582
	03/01/2007	(5)	128,363	66,127	30.85	02/28/2017
	03/01/2008	(6)	72,094	146,374	34.33	02/28/2018
	10/02/2008	(7)	0	400,000	28.90	10/01/2018
	03/01/2009	(8)	0	400,642	18.72	02/28/2019

Alfred H. Drewes	03/01/2007	(5)	0	16,532	30.85	02/28/2017	03/01/2007	(10)	17,146	(17)	644,004
	03/01/2008	(6)	0	29,275	34.33	02/28/2018	01/01/2008	(13)				39,358	(23)	1,478,286
	03/01/2009	(8)	0	80,129	18.72	02/28/2019	03/01/2008	(11)	15,179	(18)	570,123
							03/01/2009	(12)	27,192	(19)	1,021,332

Yiannis Petrides	03/01/2005	(2)	518	0	28.25	02/28/2015	10/07/2005	(9)	71,839		2,698,273
	03/01/2006	(3)	51,160	0	29.32	02/29/2016	03/01/2007	(10)	17,146	(17)	644,004
	03/01/2007	(5)	32,091	16,532	30.85	02/28/2017	01/01/2008	(13)				39,358	(23)	1,478,286
	03/01/2008	(6)	14,419	29,275	34.33	02/28/2018	03/01/2008	(11)	15,179	(18)	570,123
	03/01/2009	(8)	0	80,129	18.72	02/28/2019	03/01/2009	(12)	27,192	(19)	1,021,332

Robert C. King	03/01/2007	(5)	0	16,532	30.85	02/28/2017	03/01/2007	(10)	17,146	(17)	644,004
	03/01/2008	(6)	0	29,275	34.33	02/28/2018	01/01/2008	(13)				39,358	(23)	1,478,286
	03/01/2009	(8)	0	96,154	18.72	02/28/2019	03/01/2008	(11)	15,179	(18)	570,123
							03/01/2009	(12)	32,630	(20)	1,225,583

Victor L. Crawford	03/01/2006	(3)	29,417	0	29.32	02/29/2016	03/01/2007	(10)	13,716	(21)	515,173
	03/01/2007	(5)	25,672	13,226	30.85	02/28/2017	01/01/2008	(13)				26,239	(24)	985,537
	03/01/2008	(6)	11,535	23,420	34.33	02/28/2018	03/01/2008	(11)	12,143	(22)	456,091
	03/01/2009	(8)	0	80,129	18.72	02/28/2019	03/01/2009	(12)	27,192	(19)	1,021,332

1.	The vesting schedule with respect to this 2004 stock option award is as follows: 25% of the options vested and became exercisable on March 30, 2005; 25% of the options vested and became exercisable on March 30, 2006; and the remaining 50% of the options vested and became exercisable on March 30, 2007.

2.	The vesting schedule with respect to this 2005 stock option award is as follows: 25% of the options vested and became exercisable on March 30, 2006; 25% of the options vested and became exercisable on March 30, 2007; and the remaining 50% of the options vested and became exercisable on March 30, 2008.

3.	The vesting schedule with respect to this 2006 stock option award is as follows: 33% of the options vested and became exercisable on March 1, 2007; 33% of the options vested and became exercisable on March 1, 2008; and the remaining 34% of the options vested and became exercisable on March 1, 2009.

4.	This stock option award was granted to Mr. Foss in recognition of his role and responsibilities as President and Chief Executive Officer of the Company. The award fully vests and becomes exercisable on July 24, 2011, provided Mr. Foss remains employed through such date.

5.	The vesting schedule with respect to this 2007 stock option award is as follows: 33% of the options vested and became exercisable on March 1, 2008; 33% of the options vested and became exercisable on March 1, 2009; and the remaining 34% of the options vest and become exercisable on March 1, 2010, provided the executive remains employed through the applicable vesting dates.

6.	The vesting schedule with respect to this 2008 stock option award is as follows: 33% of the options vested and became exercisable on March 1, 2009; 33% of the options vest and become exercisable on March 1, 2010; and the remaining 34% of the options vest and become exercisable on March 1, 2011, provided the executive remains employed through the applicable vesting dates.

7.	This stock option award was granted to Mr. Foss in recognition of his role and responsibilities as Chairman of the Board of Directors of the Company. The award fully vests and becomes exercisable on October 2, 2013, provided Mr. Foss remains employed through October 2, 2013.

8.	The vesting schedule with respect to this 2009 stock option award is as follows: 33% of the options vest and become exercisable on March 1, 2010; 33% of the options vest and become exercisable on March 1, 2011; and the remaining 34% of the options vest and become exercisable on March 1, 2012, provided the executive remains employed through the applicable vesting dates.

9.	Since the pre-established earnings per share performance target was met, these RSUs fully vest on October 7, 2010, provided the executive remains employed through October 7, 2010.

10.	Since the pre-established earnings per share performance target was met, these RSUs fully vest on March 1, 2010, provided the executive remains employed through March 1, 2010.

11.	Since the pre-established earnings per share performance target was met, these RSUs fully vest on March 1, 2011, provided the executive remains employed through March 1, 2011.

12.	Since the pre-established earnings per share performance target was met, these RSUs fully vest on March 1, 2012, provided the executive remains employed through March 1, 2012.

13.	The vesting of this RSU award is contingent upon the satisfaction of a pre-established 2008 and 2009 earnings per share performance target, achievement of specific performance criteria and continued employment through January 1, 2012.

14.	This amount includes 3,751 RSUs accumulated as a result of dividend equivalents credited to the executive at the same time and in the same amount as dividends were paid to shareholders of common stock in accordance with the governing RSU agreement.

15.	This amount includes 3,071 RSUs accumulated as a result of dividend equivalents credited to the executive at the same time and in the same amount as dividends were paid to shareholders of common stock in accordance with the governing RSU agreement.

16.	This amount includes 2,410 RSUs accumulated as a result of dividend equivalents credited to the executive at the same time and in the same amount as dividends were paid to shareholders of common stock in accordance with the governing RSU agreement.

17.	This amount includes 938 RSUs accumulated as a result of dividend equivalents credited to the executive at the same time and in the same amount as dividends were paid to shareholders of common stock in accordance with the governing RSU agreement.

18.	This amount includes 614 RSUs accumulated as a result of dividend equivalents credited to the executive at the same time and in the same amount as dividends were paid to shareholders of common stock in accordance with the governing RSU agreement.

19.	This amount includes 482 RSUs accumulated as a result of dividend equivalents credited to the executive at the same time and in the same amount as dividends were paid to shareholders of common stock in accordance with the governing RSU agreement.

20.	This amount includes 578 RSUs accumulated as a result of dividend equivalents credited to the executive at the same time and in the same amount as dividends were paid to shareholders of common stock in accordance with the governing RSU agreement.

21.	This amount includes 750 RSUs accumulated as a result of dividend equivalents credited to the executive at the same time and in the same amount as dividends were paid to shareholders of common stock in accordance with the governing RSU agreement.

22.	This amount includes 491 RSUs accumulated as a result of dividend equivalents credited to the executive at the same time and in the same amount as dividends were paid to shareholders of common stock in accordance with the governing RSU agreement.

23.	This amount includes 1,593 RSUs accumulated as a result of dividend equivalents credited to the executive at the same time and in the same amount as dividends were paid to shareholders of common stock in accordance with the governing RSU agreement.

24.	This amount includes 1,062 RSUs accumulated as a result of dividend equivalents credited to the executive at the same time and in the same amount as dividends were paid to shareholders of common stock in accordance with the governing RSU agreement.

25.	The closing price for a share of PBG common stock on December 24, 2009, the last trading day of PBG’s fiscal year, was $37.56

Option Exercises and Stock Vested In Fiscal Year 2009

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
Name	Acquired on Exercise (#)	on Exercise ($)(1)	Acquired on Vesting (#)	on Vesting($)(1)
Eric J. Foss	369,147	5,096,363	35,893	664,021	(2)

Alfred H. Drewes	443,011	4,681,047	17,947	332,020	(3)

Yiannis Petrides	94,000	655,104	17,947	332,020	(3)

Robert C. King	193,913	1,555,530	14,358	265,623	(4)

Victor L. Crawford	0	0	10,320	190,920	(5)

1.	The value realized on exercise and vesting reflects the pre-tax amount.

2.	Mr. Foss’ 2006 award of 34,106 restricted stock units, including 1,787 dividend equivalent units, vested on March 1, 2009. The value realized upon vesting was $664,021, determined by multiplying the number of vested restricted stock units and dividend equivalent units by the closing price of $18.50 on February 27, 2009, the last trading day immediately preceding the vesting date.

3.	Messrs. Drewes’ and Petrides’ 2006 award of 17,053 restricted stock units, including 894 dividend equivalent units, vested on March 1, 2009. The value realized upon vesting was $332,020, determined by multiplying the number of vested restricted stock units and dividend equivalent units by the closing price of $18.50 on February 27, 2009, the last trading day immediately preceding the vesting date.

4.	Mr. King’s 2006 award of 13,643 restricted stock units, including 715 dividend equivalent units, vested on March 1, 2009. The value realized upon vesting was $265,623, determined by multiplying the number of vested restricted stock units and dividend equivalent units by the closing price of $18.50 on February 27, 2009, the last trading day immediately preceding the vesting date.

5.	Mr. Crawford’s 2006 award of 9,806 restricted stock units, including 514 dividend equivalent units, vested on March 1, 2009. The value realized upon vesting was $190,920, determined by multiplying the number of vested restricted stock units and dividend equivalent units by the closing price of $18.50 on February 27, 2009, the last trading day immediately preceding the vesting date.

Pension Benefits for the 2009 Fiscal Year

		Number of Years		Present Value of	Payments During
		Credited Service		Accumulated Benefit	Last Fiscal Year
Name	Plan Name	(#)(1)(2)		($)(3)	($)
Eric J. Foss	PBG Salaried Employees Retirement Plan	26.8		510,000	0
	PBG Pension Equalization Plan	27.6		4,498,000	0

Alfred H. Drewes	PBG Salaried Employees Retirement Plan	26.8	(4)	624,000	0
	PBG Pension Equalization Plan	27.6	(4)	2,171,000	0

Yiannis Petrides	The PepsiCo International Retirement Plan	21.2	(5)	2,773,000 (6)	0

Robert C. King	PBG Salaried Employees Retirement Plan	19.3		383,000	0
	PBG Pension Equalization Plan	20.0		979,000	0

Victor L. Crawford	PBG Salaried Employees Retirement Plan	3.3	(7)	38,000	0
	PBG Pension Equalization Plan	3.3	(7)	65,000	0

1.	The number of years of service shown for each executive includes service with PepsiCo, PBG’s parent company prior to March 31, 1999, at which time PBG became a separate, publicly traded company. The executive’s service with PepsiCo prior to March 31, 1999 has not been separately identified and the benefit attributable to such service has not been separately quantified for such period. Any benefit amount attributable to the executive’s service with PepsiCo after March 31, 1999 has been separately identified and quantified. In this regard, periods of PepsiCo service that Mr. Drewes accrued after PBG became a separate company has been separately identified and quantified in footnote 4.

2.	Effective April 1, 2009, the Company amended its qualified and non-qualified defined benefit pension plans to cease all future accruals for salaried and non-union hourly U.S. employees with the exception of employees who, on March 31, 2009, (1) met a Rule of 65 (combined age and years of service equal to or greater than 65) or (2) were at least age 50 with five years of service. Each of the U.S. Named Executive Officers, with the exception of Mr. Crawford, met the criteria for continued pension accruals. However, as a result of limitations imposed by the Code, the Named Executive Officers must accrue benefits solely under the non-qualified defined benefit pension plan. Consequently, the incremental year of credited service for 2009 is provided for the PEP benefit only and the years of credited service shown for the qualified plan are frozen at the level immediately prior to the effective date of the amendment to cease all future accruals.

3.	The material assumptions used to quantify the present value of the accumulated benefit for each executive are set forth in Note 11, Pension and Postretirement Medical Benefit Plans, to this Annual Report on Form 10-K, except for the generally applicable assumptions regarding retirement age and pre-retirement mortality.

4.	Mr. Drewes transferred from PepsiCo on June 25, 2001. The years of credited service shown above include all prior PepsiCo service. However, only the portion of the pension benefit attributable to Mr. Drewes’ PepsiCo service that accrued after March 31, 1999 (two years of service) has been separately quantified as follows: $36,000 under the PBG Salaried Employees Retirement Plan and $129,000 under the PBG Pension Equalization Plan. PepsiCo transferred to the PBG Salaried Employees Retirement Plan an amount equal to the present value of Mr. Drewes’ pension benefit under the PepsiCo Salaried Employees Retirement Plan at the time Mr. Drewes transferred to the Company.

5.	The PepsiCo International Retirement Plan benefit is offset by all amounts paid to or on behalf of Mr. Petrides by the Company pursuant to any Company sponsored plan or government mandated programs.

6.	Mr. Petrides also meets the criteria for continued pension accruals, and he continues to participate in the PepsiCo International Retirement Plan without regard to limitations imposed by the Code which is inapplicable to his pension benefits.

7.	As noted in footnote 2 above, effective April 1, 2009, Mr. Crawford no longer accrues a benefit under either plan and his years of credited service under each plan will remain at 3.3 years of service.
Narrative to the Pension Benefits Table
          This narrative describes the terms of the PBG Salaried Employees Retirement Plan (“Salaried Plan”), the Pension Equalization Plan (“PEP”) and the PepsiCo International Retirement Plan (“PIRP”) in effect during 2009.

          The PBG Salaried Employees Retirement Plan. Prior to April 1, 2009, the Salaried Plan, a tax qualified defined benefit pension plan, generally covered salaried employees in the U.S. hired by the Company (or PepsiCo in the case of an Approved Transfer) before January 1, 2007, who have completed one year of service. Eligible employees hired after January 1, 2007 received an annual employer retirement contribution of two percent of eligible pay in the PBG 401(k) Plan. All of our Named Executive Officers were hired before January 1, 2007.
          Effective April 1, 2009, benefits accrued under the Salaried Plan were frozen for all participants who, as of such date, did not have combined age and service totaling 65 or more, or who had not attained age 50 with five or more years of service. In addition, accrued benefits were frozen for executives in salary bands E3 and above, which includes all of our Named Executive Officers. Participants who did not satisfy the age and service requirements for continued accruals, including Mr. Crawford, and employees hired on or after January 1, 2007 receive an employer retirement contribution in the PBG 401(k) Plan of 2% of eligible pay (3% if the employee has ten or more years of service) and receive credits for compensation amounts in excess of eligible pay under the qualified plan at the same rate in the non-qualified PBG Supplemental Savings Plan. Executives in salary bands E3 and above who satisfied the age and service requirement continue to accrue pension benefits in the non-qualified PEP, but not in the Salaried Plan.
          Benefits are payable under the Salaried Plan to participants with five or more years of service commencing on the later of age 65 or retirement. Benefits are determined based on a participant’s earnings (which generally include base pay or salary, regular bonuses, and short term disability pay; and exclude income resulting from equity awards, extraordinary bonuses, fringe benefits, and earnings that exceed the applicable dollar limit of Section 401(a)(17) of the Code) and credited service (generally, service as an eligible employee), provided that earnings and credited service were frozen as of March 31, 2009 for participants who did not satisfy the requirements for continued participation as described above, including our Named Executive Officers. The primary purpose of the Salaried Plan is to provide retirement income to eligible employees.
          The annual retirement benefit formula for a participant with at least five years of service on December 31, 1999 is (a) 3% of the participant’s average earnings in the five consecutive calendar years in which earnings were the highest for each year of credited service up to ten years, plus (b) an additional 1% of such average earnings for each year of credited service in excess of ten years, minus (c) 0.43% of average earnings up to the Social Security covered compensation multiplied by years of credited service up to 35 years (“Basic Formula”). If a participant did not have five years of service on December 31, 1999, the retirement benefit formula is 1% of the participant’s average earnings in the five consecutive calendar years in which earnings were the highest for each year of credited service (“Primary Formula”).
          A participant who has attained age 55 and completed ten years of vesting service may retire and begin receiving early retirement benefits. If the participant retires before age 62, benefits are reduced by 1/3 of 1% for each month (4% for each year) of payment before age 62.
          Retirees have several payment options under the Salaried Plan. With the exception of the single lump sum payment option, each payment form provides monthly retirement income for the life of the retiree. Survivor options provide for continuing payments in full or part for the life of a contingent annuitant and, if selected, the survivor option reduces the benefit payable to the participant during his or her lifetime.
          A participant with five or more years of service who terminates employment prior to attaining age 55 and completing ten years of service is entitled to a deferred vested benefit. The deferred vested benefit of a participant entitled to a benefit under the Basic Formula described above is equal to the Basic Formula amount calculated based on projected service to age 65 prorated by a fraction, the numerator of which is the participant’s credited service at termination of employment (or the date accruals ended, if earlier) and the denominator of which is the participant’s potential credited service had the participant remained employed to age 65. The deferred vested benefit of a participant entitled to a benefit under the Primary Formula described above is the Primary Formula amount, determined based on earnings and credited service as of the date employment terminates (or the date accruals ended, if earlier). Deferred vested benefits are payable commencing at age 65. However, a participant may elect to commence benefits as early as age 55 on an actuarially reduced basis to reflect the longer payment period. Deferred vested benefits are payable in the form of a single life annuity or a joint and survivor annuity with the participant’s spouse as co-annuitant.
          The Salaried Plan also provides survivor spouse benefits in the event of a participant’s death prior to commencement of benefits under the Salaried Plan. After a participant’s benefits have commenced, any survivor benefits are determined by the form of payment elected by the participant.
          The Salaried Plan provides extra years of credited service for participants who become totally and permanently disabled after completing at least ten years of vesting service, if such participant was actively accruing benefits when the disability began, and with respect to pre-participation service in connection with specified events such as plan mergers, acquired groups of employees, designated employees who transferred to the Company from PepsiCo, and other special circumstances. Salaried Plan benefits are generally offset by any other qualified plan benefit the participant is entitled to under a plan maintained or contributed to by the Company.
          The PBG Pension Equalization Plan. The PEP is an unfunded nonqualified defined benefit pension plan designed to provide additional benefits to participants whose Salaried Plan benefits are limited (i) due to the annual compensation limit in Section 401(a)(17) of the Code or the annual benefit limit in Section 415 of the Code or (ii) because the individual made elective deferrals to the PBG Executive Income Deferral Program on or after April 1, 2009. Effective April 1, 2009, the PEP provides additional benefits to executives in salary bands E3 and above who, as of April 1, 2009, had age and service totaling 65 or more or who had attained age 50 and completed five or more years of service, and who ceased to accrue benefits under the Salaried Plan. The PEP also provides a subsidized 50% joint and survivor annuity for certain retirement eligible employees based on the Salaried Plan’s benefit formula using the participant’s total compensation including earnings that otherwise would be used to determine benefits payable under the Salaried Plan. Generally, for benefits accrued and vested prior to January 1, 2005 (“grandfathered PEP benefits”), a participant’s PEP benefit is payable under the same terms and conditions of the Salaried Plan, which include various actuarially equivalent forms as elected by participants, including lump sums. In addition, if the lump sum value of the grandfathered PEP benefit does not exceed $10,000, the benefit is paid as a single lump sum. Benefits accrued or vested on or after January 1, 2005 are payable as a lump sum at termination of employment; provided that a PEP participant who attained age 50 on or before January 1, 2009 was provided a one-time opportunity to elect to receive such benefits in the form of an annuity commencing on retirement. The PEP benefit, calculated under the terms of the plan in effect at fiscal year end, is equal to the Salaried Plan benefit (as determined without regard to the Code’s annual compensation limit and the annual benefit limit, and including in compensation elective deferrals after April 1, 2009), less the actual benefit payable under the Salaried Plan. For executives in Band E3 and above who satisfied the age and service conditions but ceased accruing benefits on April 1, 2009, the benefit is calculated as if such executives had continued to accrue Salaried Plan benefits, less the actual benefit payable under the Salaried Plan. However, the PEP benefit of a participant who had eligible earnings in 1988 in excess of $75,000, including Mr. Drewes, is determined as a subsidized 50% joint and survivor annuity benefit. The subsidized 50% joint and survivor benefit pays an unreduced benefit for the lifetime of the participant and 50% of that benefit amount to the surviving spouse upon the death of the participant.
          The PepsiCo International Retirement Plan. The PIRP is a nonqualified defined benefit pension plan sponsored and administered by PepsiCo in which certain Company employees participate, including Mr. Petrides. The Company has had a very limited number of active PIRP participants since 1999. The primary purpose of the PIRP is to provide retirement income to eligible international employees.
          The PIRP generally covers non-U.S. citizens who are on their second assignment outside of their home country. The material terms and conditions of the PIRP generally mirror the Basic Formula provisions of the Salaried Plan, without the Social Security offset, and the PIRP benefit is payable under the same terms and conditions as the Salaried Plan. Benefits are determined based on a participant’s earnings (which generally include base pay or salary, regular bonuses, and short term disability pay; and exclude income resulting from equity awards, extraordinary bonuses, fringe benefits) and credited service (generally, service as an eligible employee). The PIRP benefit is reduced by any benefits paid to or on behalf of a participant by the Company including benefits paid under any other Company provided retirement plan or pursuant to any government mandated retirement or severance plan.

Nonqualified Deferred Compensation for the 2009 Fiscal Year

				Aggregate
	Executive	Company	Aggregate Earnings	Withdrawals/	Aggregate
	Contributions	Contributions	in Last FY	Distributions	Balance at
Name	in Last FY ($)	in Last FY ($)	($)	($)	Last FYE ($)(8)
Eric J. Foss	192,000	0	1,597,928	0	3,679,749	(1)

Alfred H. Drewes	79,968	0	631,612	0	2,810,416	(2)

Yiannis Petrides(3)	—	—	—	—	—

Robert C. King	82,755 (4)	0	179,089	(63,076)	460,649	(5)

Victor L. Crawford	0	2,458 (6)	56	0	2,514	(7)

1.	$2,157,025 of Mr. Foss’ aggregate balance was previously reported as compensation in Summary Compensation Tables for prior years.

2.	$755,866 of Mr. Drewes’ aggregate balance was previously reported as compensation in Summary Compensation Tables for prior years.

3.	Mr. Petrides is ineligible to participate in the Company’s deferred compensation program, which is available only to Company executives on the U.S. payroll.

4.	$26,250 of Mr. King’s contributions is reported as compensation in the “Salary” column of the Summary Compensation Table to this Annual Report on Form 10-K.

5.	$313,895 of Mr. King’s aggregate balance was previously reported as compensation in Summary Compensation Tables for prior years.

6.	This amount represents a Company retirement contribution equal to 3% of eligible pay to Mr. Crawford’s Supplemental Savings Program account and is reported as compensation in the “All Other Compensation” column of the Summary Compensation Table to this Annual Report on Form 10-K. As of April 1, 2009, Mr. Crawford is no longer eligible to accrue a benefit under the defined benefit plan. Instead, Mr. Crawford is eligible for this 3% Company retirement contribution based on his combined service with PepsiCo and the Company.

7.	None of Mr. Crawford’s aggregate balance has been previously reported as compensation in Summary Compensation Tables for prior years.

8.	The amount reflected in this column for Messrs. Drewes and King includes compensation deferred by the Named Executive Officer over the entirety of his career at both PepsiCo and PBG.
Narrative to the Nonqualified Deferred Compensation Table
Deferral Program
          The Deferral Program is the only nonqualified elective deferred compensation program sponsored by the Company. The Deferral Program is administered by the Committee. All Company executives on the U.S. payroll, including our Named Executive Officers, are eligible to participate in the Deferral Program. The Deferral Program allows executives to defer receipt of compensation and to defer federal and state income tax on the deferred amounts, including earnings, until such time as the deferred amounts are paid out. The Company makes no contributions to the Deferral Program on behalf of executives. The Deferral Program is unfunded and the executive’s deferrals under the Deferral Program are at all times subject to the claims of the Company’s general creditors.
          The terms and conditions of the Deferral Program vary with respect to deferrals made or vested on and after January 1, 2005. Such deferrals are subject to the requirements of Section 409A of the Code (“409A”) which became effective on such date. Deferrals made or vested before January 1, 2005 are not subject to the requirements of 409A (“grandfathered deferrals”).

          Deferrals of Base Salary and Annual Non-Equity Incentive Award. Executives may irrevocably elect to defer up to 80% of their annual base salary and 100% of their annual non-equity incentive award (“Bonus”). In addition to elective deferrals, the Committee may mandate deferral of a portion of an executive’s base salary in excess of one million dollars.
          Phantom Investment Options. Executives select the phantom investment option(s) from those available under the terms of the Deferral Program. The phantom investment options available under the Deferral Program are a subset of the funds available under the Company’s 401(k) plan. Consequently, amounts deferred under the Deferral Program are subject to the same investment gains and losses during the deferral period as experienced by the participants in the Company’s 401(k) plan. Executives may change investment option elections and transfer balances between investment options on a daily basis.
          The phantom investment options currently available under the Deferral Program and their 2009 rates of return are:

Return
Phantom Fund	Rate (%)
The Phantom PBG Stock Fund	69.18
The Phantom Security Plus Fund	2.28
The Phantom Bond Index Fund	6.10
The Phantom Total U.S. Equity Index Fund	28.17
The Phantom Large Cap Equity Index Fund	26.64
The Phantom Mid Cap Equity Index Fund	37.32
The Phantom Small Cap Equity Index Fund	27.43
The Phantom International Equity Index Fund	32.10
          Time and Form of Payment. Prior to deferral, executives are required to elect a specific payment date or payment event as well as the form of payment (lump sum or quarterly, semi-annual, or annual installments for a period of up to twenty years). The Committee selects the time and form of payment for mandatory deferrals. Executives with grandfathered deferrals were required to elect a specific payment date or event prior to deferral, but may elect the form of payment at a later date nearer to the payment date (not later than December 31 of the calendar year preceding the year of the scheduled payment and at least six months in advance of the scheduled payment date).
          Deferral Periods. Salary and Bonus deferrals are subject to minimum and maximum deferral periods. The minimum deferral period for salary deferrals is one year after the end of the applicable base salary year. The minimum deferral period for Bonus deferrals is two years after the Bonus payout would have been made but for the deferral.
          Distribution Rules. In general, deferrals are paid out in accordance with the executive’s deferral election, subject to the minimum deferral periods. The Deferral Program provides that, notwithstanding the minimum deferral periods or the executive’s time and form of payment elections, deferrals will automatically be paid out in a lump sum in the event of death or a separation from service for reasons other than retirement. Generally, payment will be made three months after the end of the quarter in which the separation from service occurred. However, special rules apply for “key employees,” as defined under 409A (which would encompass all Named Executive Officers). In the event of a separation from service, the Named Executive Officers may not receive a distribution for at least six months following separation from service. This six month rule does not apply in the event of the Named Executive Officer’s death.
          Generally, payment of grandfathered deferrals is made in the form of a lump sum in the event of voluntary termination of employment or termination of employment as a result of misconduct but only after the minimum deferral periods have been satisfied. If the executive’s balance is greater than $25,000, the executive will be paid out in a lump sum a year after his last day of employment. However, special distribution rules apply when an executive separates from service after reaching retirement eligibility (age 55 with ten years of service). In such case, payment is made in the time and form elected by the executive.
          Deferral Extensions (Second-Look Elections). In general, executives may extend their original deferral period by making a subsequent deferral election. This modification of an original deferral election is often referred to as a “second-look” election. More stringent requirements apply to second-look elections related to deferrals subject to 409A since 409A requires that any second-look election must be made at least 12 months prior to the originally scheduled payout date and the second-look election must provide for a deferral period of at least five years from the originally scheduled payment date. Grandfathered deferrals may also be extended at the election of the executive provided the election is made no later than December 31 of the year preceding the originally scheduled payout date and at least six months in advance of the originally scheduled payout date and is for a minimum deferral of at least two years from the originally scheduled payment date.
          Hardship Withdrawals. Accelerated distribution is only permissible upon the executive’s showing of severe, extraordinary and unforeseen financial hardship.

Supplemental Savings Program
          The Supplemental Savings Program (“SSP”) is a nonqualified, non-elective, defined contribution deferred compensation program sponsored by the Company to provide benefits to employees whose participation in the CRC portion of the Company’s 401(k) plan is limited because of the compensation limit imposed on the 401(k) plan by the Code or because of the employee’s elective deferrals under the Deferral Program. The Company credits an amount equal to 2% of the sum of the eligible employee’s compensation in excess of the compensation limit and the employee’s elective deferrals under the Deferral Program to an SSP account. Effective April 1, 2009, the Company’s contribution was increased to 3% for employees with ten or more years of service. Only employees who are not eligible to accrue pension benefits under a Company-sponsored defined benefit plan are eligible for the CRC under the SSP or the 401(k) Plan.
          Each participant’s account, including hypothetical earnings, is vested after the participant has three years service but continues to be subject to forfeiture in the event of misconduct, as defined in the SSP. The SSP is unfunded and participants’ payments are at all times subject to the claims of the Company’s general creditors.
          Phantom Investment Options. Participants select the phantom investment option(s) from those available under the SSP, which are a subset of the funds available under the Company’s 401(k) plan. Consequently, amounts credited under the SSP are subject to the same investment gains and losses during the deferral period as experienced by the participants in the Company’s 401(k) plan. Participants may change investment options and transfer balances among the investment options on a daily basis.
          The phantom investment options currently available under the SSP and their 2009 rates of return are:

Return
Phantom Fund	Rate (%)
The Phantom PBG Stock Fund	69.18
The Phantom Security Plus Fund	2.28
The Phantom Bond Index Fund	6.10
The Phantom Dodge and Cox Income Fund	16.05
The Phantom Large Cap Equity Index Fund	26.64
The Phantom Total U.S. Equity Index Fund	28.17
The Phantom Mid Cap Equity Index Fund	37.32
The Phantom Small Cap Equity Index Fund	27.43
The Phantom Fidelity Diversified International Fund	31.78
The Phantom International Equity Index Fund	32.10
The Phantom Fidelity Freedom Income Fund	16.12
The Phantom Fidelity Fund 2010 Fund	24.82
The Phantom Fidelity Fund 2020 Fund	28.86
The Phantom Fidelity Fund 2030 Fund	30.57
The Phantom Fidelity Fund 2040 Fund	31.65
The Phantom Fidelity Fund 2050 Fund	32.47
          Time and Form of Payment. A participant’s vested SSP account is paid in a single lump sum payment as soon as practicable following the last day of the month in which the participant separates from service; provided that “key employees,” as defined under 409A, may not receive a distribution for at least six months following separation from service. In the event of a participant’s death, the participant’s account is paid to the participant’s beneficiary as soon as practicable following the last day of the month in which the participant’s death occurs. If Section 162(m) of the Code would preclude the Company from taking a tax deduction for such payment at the time a payment would otherwise be made, such payment is automatically deferred until the first date Section 162(m) no longer applies.

Potential Payments Upon Termination or Change In Control
          The terms and conditions of the Company’s compensation and benefit programs govern all payments to eligible executives, including the Named Executive Officers, in the event of termination of employment (other than in the context of a Change In Control) (“Termination”), retirement, death or disability. The terms and conditions of the Retention Agreements govern payments to eligible executives, including the Named Executive Officers, in the event of a Change In Control.
          This narrative and the accompanying tables are intended to show the value of all potential payments that would be payable to the Named Executive Officers upon Termination, retirement, death, disability or Change In Control to the extent that the triggering event would result in a payment or benefit that is not generally available to all salaried employees of the Company and that is incremental to, or an enhancement of, the payments and benefits described or shown in any preceding narrative or table. The following assumes the triggering event occurred on December 24, 2009 (the last trading day in the fiscal year).
Termination of Employment, Retirement, Death or Disability
          Nonqualified Pension Benefits. If Termination occurs prior to eligibility for early retirement benefits (age 55 and 10 years of service), the PEP would provide, for benefits accrued and vested before 2005, a deferred vested pension benefit, payable as an annual annuity for the life of the executive or as a joint and survivor annuity with the executive’s spouse commencing at the same time and in the same form as the qualified plan benefit. All of the Named Executive Officers would receive a deferred vested pension benefit based on a Termination date of December 24, 2009. An unreduced benefit would commence at age 65; actuarially reduced benefits may be commenced as early as age 55. If Termination occurs after eligibility for early retirement benefits, the PEP benefits accrued and vested before 2005 generally would be paid at the same time and in the same form as the tax-qualified pension plan benefit. PEP benefits accrued or vested after 2004 are generally payable in a single lump sum payment on termination of employment (six months following termination in the case of key employees) without regard to eligibility for retirement.
          The PIRP would provide a deferred vested pension benefit, payable as an annual annuity for the life of the executive commencing at age 65, if the executive were to Terminate on December 24, 2009, prior to age 55. The deferred vested PIRP benefit would be payable to the executive as early as age 55, but would be reduced on an actuarially equivalent basis given the longer payment period.
          The deferred vested PEP and PIRP benefit are significantly less than the benefit that would be payable to the executive had he remained employed until age 55 and is significantly less than the benefit valued in the Pension Benefits Table, which was calculated assuming the executive works until age 62, the earliest age at which unreduced benefits are available to a plan participant. No pension benefit would be payable in an enhanced form or in an amount in excess of the value shown in the Pension Benefits Table except in the event of death or, with respect to Mr. Petrides, disability. Therefore, we have not separately quantified pension benefits payable upon any event of Termination other than death under the terms of the PEP and the PIRP in effect on December 24, 2009.
          Disability. Under the terms of the PIRP, Mr. Petrides’ disability pension benefit would be calculated based on additional service that would be credited during the executive’s period of “Disability” (as defined under the Company’s broad-based long-term disability plan) up to the age of 65, assuming he remains Disabled and does not elect a distribution prior to such age. The disability pension benefit amount based on the foregoing assumptions would be $659,400. The executive could elect a distribution as early as age 55 but the benefit would be reduced by 4% for each year of payment prior to age 62. No incremental disability pension benefits are payable under the PEP to the other Named Executive Officers.
          Death. Under the terms of the PEP, a pre-retirement survivor spouse benefit would be payable with respect to pre-2005 accrued and vested PEP benefits, payable in the form of an annuity for the life of the surviving spouse. Surviving spouse benefits for post-2004 accrued and vested PEP benefits are payable in a single lump sum payment. Under the terms of the PIRP, a pre-retirement survivor spouse benefit would be immediately payable as an annual annuity to the executive’s surviving spouse for his/her lifetime.

          The table below reflects the PEP and PIRP pension benefit that would be payable to the surviving spouse of each Named Executive Officer in the event of the executive’s death on December 24, 2009. To the extent the Named Executive Officer continues active service, the amounts shown below generally will increase year over year based on increases in eligible pay and service credit. The payments would be in lieu of the PEP and PIRP benefits valued in the Pension Benefits Table.

		Death
Name	Plan Name	Annual Annuity	Lump Sum
Eric J. Foss	PBG Pension Equalization Plan	$34,200	$4,062,000
Alfred H. Drewes	PBG Pension Equalization Plan	21,900	1,416,000
Yiannis Petrides	PepsiCo International Retirement Plan	164,900	N/A
Robert C. King	PBG Pension Equalization Plan	6,000	1,159,000
Victor L. Crawford	PBG Pension Equalization Plan	N/A	57,000
          LTIP. The LTIP’s provisions apply to all equity awards made to employees of the Company, including the Named Executive Officers, and, with few exceptions, the terms of the individual LTIP agreements provide for accelerated vesting of stock options and RSUs upon retirement, death, and disability. This accelerated vesting is pro-rata or 100% depending on the triggering event as more fully described below. The payments that would result from each triggering event are quantified for each Named Executive Officer in the table below. The amounts were calculated based on the closing market price of PBG common stock on December 24, 2009, the last trading day of fiscal 2009, and reflect the incremental value to the executive that would result from the accelerated vesting of unvested equity awards.
          Disability. In the event of the Disability of a Named Executive Officer, a pro-rata number of stock options vest based on the executive’s active employment during the vesting period. The stock options would remain exercisable for the remainder of their original ten-year term. RSUs vest in the same pro-rata manner and would be paid out immediately upon vesting.
          Death. In the event of the death of a Named Executive Officer, all unvested stock options vest automatically and remain exercisable by the executive’s estate for the remainder of their original ten-year term. In general, RSUs similarly vest automatically and are immediately paid out in shares of PBG common stock to the executive’s legal representative or heir. This automatic vesting does not apply to the October 7, 2005 RSU awards granted to Messrs. Foss and Petrides as reflected in the Outstanding Equity Awards Table, and the special award of performance-based RSUs (Strategic Leadership Award) granted to Messrs. Drewes, Petrides, Crawford and King on January 1, 2008, that instead provide for pro-rata vesting upon the death of the executive. The pro-rata number of RSUs that would vest is determined based on the executive’s active employment during the vesting period.
          Retirement. In general, if a Named Executive Officer retires from the Company (generally, after attaining age 55 with ten or more years of service), a pro-rata number of stock options and RSUs would vest in proportion to the executive’s active employment during the vesting period subject to achievement of any applicable performance-based vesting condition. Certain RSU awards to the Named Executive Officers contain different retirement provisions. In particular, the October 7, 2005 RSU awards granted to Messrs. Foss and Petrides as reflected in the Outstanding Equity Awards Table, and the special award of performance-based RSUs (Strategic Leadership Award) granted to Messrs. Drewes, Petrides, Crawford and King on January 1, 2008 as reflected in the Grants of Plan-Based Awards Table for Fiscal Year 2008 set forth in last year’s proxy statement, do not provide for accelerated vesting and payout upon retirement. Since no Named Executive Officer was eligible for early or normal retirement during 2009, there is no quantification of vesting or payout based upon such occurrence.
          The following table reflects the incremental value the executive would receive as a result of accelerated vesting of unvested stock options and RSUs had disability or death occurred on December 24, 2009. The value was calculated using the closing market price of a share of PBG common stock on December 24, 2009, the last trading day of fiscal 2009.

Name	Disability	Death
Eric J. Foss	$13,762,263	$27,199,441
Alfred H. Drewes	2,561,365	4,689,711
Yiannis Petrides	4,835,539	6,963,885
Robert C. King	2,701,970	5,195,888
Victor L. Crawford	2,091,143	4,159,402
Change In Control
          The terms and conditions of the Retention Agreements govern payments to eligible executives, including the Named Executive Officers, in the event of a Change In Control, which includes the pending merger with PepsiCo. Under the Retention Agreements, a Change In Control occurs if: (i) any person or entity becomes a beneficial owner of 50% or more of the combined voting power of the Company’s outstanding securities; (ii) 50% of the directors (other than directors approved by a majority of the

Company’s directors) change in any consecutive two-year period; (iii) the Company is merged into or consolidated with another entity, or there is a disposition of all or substantially all of the Company’s assets unless the Company’s shareholders before and after the merger, consolidation or disposition of assets continue to hold 50% or more of the voting power of the surviving entity’s outstanding securities.
          Under the Retention Agreements, if a Change In Control occurs all outstanding equity-based, equity-related and other long-term incentive awards held by the Named Executive Officers that are subject to performance-based vesting criteria will be deemed to have been earned at target performance level. Any service-based vesting requirements applicable to such awards will remain in effect and lapse in accordance with the terms of the applicable award, subject to accelerated vesting as described in clause (iv) of the next paragraph.
          Each Named Executive Officer will also be entitled to certain severance payments and benefits if his employment is terminated under certain circumstances. The Named Executive Officer is entitled to those severance payments and benefits if, during the two-year period after a change in control, the executive is terminated without cause or resigns for good reason (which includes a material reduction in the executive’s authority, duties, titles or responsibilities, reduction in annual base salary, material reduction in target bonus, material reduction in employee benefits in the aggregate and a change in primary work location to a location 35 or more miles from the executive’s primary work location immediately prior to a change in control). If terminated or separated from the Company under those circumstances, the Named Executive Officer is entitled to the following severance payments and benefits under the Retention Agreement: (i) a lump-sum cash severance payment equal to two times the sum of (a) the executive’s base salary in effect on the date of termination and (b) the target annual bonus for the year of termination; (ii) a prorated target annual bonus for the year of termination (determined based on the number of days worked during the year of termination); (iii) reimbursement for the cost of continued medical, dental and vision coverage for up to 24 months; (iv) the accelerated vesting or settlement, as applicable, of all outstanding equity-based, equity-related and other long-term incentive awards; (v) reimbursement up to $50,000 for the cost of outplacement services; and (vi) early retirement benefits (consisting of a lump-sum cash payment based on standard early retirement benefit formulas under the Company’s retirement plans, as well as retiree medical coverage and retiree life insurance coverage), provided that the executive has been credited with at least 10 years of service and has attained an age of at least 50 at the time of the executive’s termination of employment.
          In order to obtain severance benefits under a Retention Agreement, each Named Executive Officer must first execute a separation agreement with the Company that includes a waiver and release of any and all claims against the Company. The Retention Agreements also provide that, for two years following termination, the executive will not compete with the Company, solicit or hire any employee of the Company or its affiliates, solicit any customer or prospective customer of the Company and its affiliates or interfere with any relationship between the Company and its customers or prospective customers.
          The payments and benefits under the Retention Agreements are subject to reduction so that each Named Executive Officer will receive the greatest after-tax benefit after taking into account any excise taxes that may be imposed in connection with payments relating to the termination of such executive’s employment. The Retention Agreements do not, however, include any gross-up for such taxes.

          The following table reflects the incremental value the executive would receive under the terms of the Retention Agreements had a Change In Control occurred on December 24, 2009 and the Named Executive Officer was involuntarily terminated on such date. The value of the equity awards was calculated using the closing market price of a share of PBG common stock on December 24, 2009, the last trading day of fiscal 2009.

				Accelerated
			Accelerated	Vesting and			Reimburse-
			Vesting and	Settlement of			ment for	Total Value
			Settlement of	Equity-Based	Reimburse-	Value of	Medical,	of Benefits
	Lump-	Prorated	Equity-Based	Awards -	ment for	Early	Dental and	Under The
	Sum Cash	Target	Awards -	Stock	Outplacement	Retirement	Vision	Retention
Name	Severance	Bonus	RSU	Options	Services	Benefits	Coverage	Agreements
Eric J. Foss	$5,000,000	$1,491,781	$15,255,016	$12,686,595	$50,000	$4,640,000	$39,568	$39,162,960
Alfred H. Drewes	1,776,000	405,764	3,713,730	1,715,118	50,000	2,469,000	40,201	10,169,813
Yiannis Petrides[1]	2,631,905	601,314	6,412,003	1,715,118	50,000	2,809,000	47,566	14,266,906
Robert C. King	2,100,000	522,123	3,917,995	2,017,029	50,000	1,517,000	44,285	10,168,432
Victor L. Crawford	1,572,500	359,271	2,978,143	1,674,023	50,000	N/A	44,285	6,678,222

1.	The Lump Sum Cash Severance and Prorated Target Bonus amounts for Mr. Petrides are paid to him in Euros and were translated into U.S. dollars using an exchange rate of 0.70033 U.S. dollars/Euro, which was the rate in effect on December 24, 2009. The average exchange rate of one U.S. dollar to Euros was 0.72 in 2009.
          Nonqualified Deferred Compensation Plans. The Named Executive Officers’ deferred compensation balances under the Deferral Program and the Supplemental Savings Program and a description of their respective payment provisions are set forth in the Nonqualified Deferred Compensation Table and accompanying narrative. No triggering event would serve to enhance such amounts. However, the deferred compensation balances set forth in the Nonqualified Deferred Compensation Table would be payable in the form of a lump sum in the event of death or separation from service for reasons other than retirement. If the Named Executive Officer is retirement eligible (age 55 with 10 years of service) and retires, amounts under the Deferral Program will be paid at the time and in the form elected by the Named Executive Officer and amounts under the Supplemental Savings Program will be paid in a lump sum at retirement. However, as noted above, no Named Executive Officer was eligible for early or normal retirement during 2009.
          Benefits Generally Available to All Salaried Employees. There are a number of employee benefits generally available to all salaried employees upon termination of employment. In accordance with SEC guidelines, these benefits are not discussed above since they do not discriminate in scope, terms or operation in favor of the Company’s executive officers. These include tax-qualified retirement benefits and long-term disability and government mandated termination benefits in non-U.S. locations, such as Greece.

Director Compensation In Fiscal Year 2009

	Fees Earned or Paid in Cash ($)
			Committee	Committee	Stock	Option	All Other
	Annual Board		Chair	Meeting	Awards(4)(5)	Awards(4)(5)	Compensation		Total
Name	Retainer(1)		Fee(1)(2)	Fees(3)	($)	($)	($)		($)
Linda G. Alvarado	70,000		10,000	10,500	70,000	51,384	4,160	(6)	216,044

Barry H. Beracha	90,000		0	40,500	70,000	51,384	24,160	(7)	276,044

John C. Compton	70,000		0	0	6,442	—	4,160	(6)	80,602

Ira D. Hall	70,000		46,250	42,000	70,000	51,384	24,052	(8)	303,686

Susan D. Kronick	90,000		3,750	37,500	70,000	51,384	24,160	(7)	276,794

Blythe J. McGarvie	90,000		15,000	34,500	70,000	51,384	24,160	(7)	285,044

John A. Quelch	70,000	(9)	0	19,500 (9)	70,000	51,384	24,160	(7)	235,044

Javier G. Teruel	120,000	(10)	0	27,000	70,000	51,384	4,160	(6)	272,544

Cynthia M. Trudell	70,000		0	0	10,628	—	4,160	(6)	84,788

1.	On April 20, 2009, the Company formed a Special Committee of the Board of Directors (“Special Committee”) comprised solely of independent Directors to consider the proposal received by PepsiCo to acquire all of the outstanding shares of the Company not already owned by PepsiCo. The amounts in this column include an annual cash retainer of $20,000 payable to Ms. Kronick, Ms. McGarvie and Messrs. Beracha and Teruel for serving as members of the Company’s Special Committee, and $35,000 payable to Mr. Hall who served as Chair of the Special Committee.

2.	Committee Chair fees are pro-rated based on length of service as Committee Chair during the year as more fully described in the Narrative to the Director Compensation Table and Director Grants of Plan-Based Awards Table.

3.	Each non-employee Director receives $1,500 for each formal Committee and Special Committee meeting he or she attends as a member. Neither Mr. Compton nor Ms. Trudell served on any Committee of the Board of Directors.

4.	The amount included in this column is the compensation cost recognized by the Company in fiscal year 2009 related to the Director’s outstanding equity awards that were unvested for all or any part of 2009, calculated in accordance with SFAS 123R without regard to forfeiture estimates. This amount encompasses equity awards that were granted in 2008 and 2009 as more fully described in the Narrative that follows this table and was determined using the assumptions set forth in Note 4, Share-Based Compensation, to this Annual Report on Form 10-K.

5.	The aggregate number of unvested stock awards and unexercised stock option awards outstanding for each Director at fiscal year end 2009 is provided in the table below:

	Number of Outstanding	Number of Unexercised Stock
Director	Unvested Stock Awards	Option Awards
Linda G. Alvarado	0	27,165
Barry H. Beracha	0	0
John C. Compton	0	0
Ira D. Hall	0	27,165
Susan D. Kronick	0	27,165
Blythe J. McGarvie	0	17,667
John A. Quelch	0	27,165
Javier G. Teruel	0	19,458
Cynthia M. Trudell	0	0

6.	This amount includes: (i) $2,754, which equals the total value of all perquisites and personal benefits provided to Ms. Alvarado, Mr. Compton, Mr. Teruel and Ms. Trudell in connection with nominal recognition awards; and (ii) $1,406, which equals all tax reimbursements paid to Ms. Alvarado, Mr. Compton, Mr. Teruel and Ms. Trudell for the tax liability related to Company provided perquisites and personal benefits.

7.	This amount includes: (i) $2,754, which equals the total value of all perquisites and personal benefits provided to Messrs. Beracha and Quelch, Ms. Kronick and Ms. McGarvie in connection with nominal recognition awards; (ii) $1,406, which equals all tax reimbursements paid to Messrs. Beracha and Quelch, Ms. Kronick and Ms. McGarvie for the tax liability related to Company provided perquisites and personal benefits; and (iii) $20,000, which represents the amount paid by the Company to match their eligible charitable contributions in 2009.

8.	This amount includes: (i) $2,754, which equals the total value of all perquisites and personal benefits provided to Mr. Hall in connection with nominal recognition awards; (ii) $1,406, which equals all tax reimbursements paid to Mr. Hall for the tax liability related to Company provided perquisites and personal benefits; and (iii) $19,888, which represents the amount paid by the Company to match Mr. Hall’s eligible charitable contributions in 2009.

9.	The 2009 retainer and fees earned by Mr. Quelch were deferred and converted into phantom stock units pursuant to the PBG Director Deferral Program, and which will be paid in cash on a later date elected by Mr. Quelch.

10.	This amount also includes $30,000 which represents the annual cash retainer payable to Mr. Teruel who served as Lead Director of the Board of Directors.
Director Grants of Plan-Based Awards In Fiscal Year 2009

			All Other Option
		All Other Stock	Awards:	Exercise or	Closing
		Awards:	Number of	Base Price of	Market Price	Grant Date Fair
		Number of Shares	Securities	Option	on	Value of Stock
	Grant	of Stock or Units	Underlying	Awards	Grant Date	and Option
Name	Date(1)	(#)(2)	Options (#)(2)	($/Sh)	($)	Awards ($)(3)
Linda G. Alvarado	04/01/2009	3,166	—	—	—	70,000
	04/01/2009	—	9,498	22.11	22.53	51,384

Barry H. Beracha	04/01/2009	3,166	—	—	—	70,000
	04/01/2009	—	9,498	22.11	22.53	51,384

John C. Compton(4)	04/01/2009	—	—	—	—	—

Ira D. Hall	04/01/2009	3,166	—	—	—	70,000
	04/01/2009	—	9,498	22.11	22.53	51,384

Susan D. Kronick	04/01/2009	3,166	—	—	—	70,000
	04/01/2009	—	9,498	22.11	22.53	51,384

Blythe J. McGarvie	04/01/2009	3,166	—	—	—	70,000
	04/01/2009	—	9,498	22.11	22.53	51,384

John A. Quelch	04/01/2009	3,166	—	—	—	70,000
	04/01/2009	—	9,498	22.11	22.53	51,384

Javier G. Teruel	04/01/2009	3,166	—	—	—	70,000
	04/01/2009	—	9,498	22.11	22.53	51,384

Cynthia M. Trudell(4)	04/01/2009	—	—	—	—	—

1.	No separate column for “Date of Board Action” appears in this Director Grants of Plan-Based Awards Table since the April 1 grant date for the Directors’ annual equity awards is mandated by the terms of The PBG Directors’ Stock Plan as amended and restated (the “Directors’ Stock Plan”).

2.	The 2009 stock awards and option awards were made under the terms of the Directors’ Stock Plan.

3.	The assumptions used in calculating the SFAS 123R grant date fair value of the Option Awards and Stock Awards are set forth in Note 4, Share-Based Compensation, to this Annual Report on Form 10-K.

4.	Mr. Compton and Ms. Trudell each waived receipt of their annual equity awards.
Narrative to the Director Compensation Table and Director Grants of Plan-Based Awards Table
          The compensation paid to our non-employee Directors in 2009 is reflected in the table above entitled Director Compensation In Fiscal Year 2009. Management Directors do not receive additional compensation or benefits for serving on the Board of Directors.
          Retainers and Fees. During 2009, our Directors received an annual retainer of $70,000 which was paid in quarterly installments. For the year in which a Director commences service, his or her annual retainer is pro-rated on a quarterly basis, beginning with the quarter in which he or she commenced services. Conversely, a Director who ceases to serve as a Director will not receive a quarterly payment for the quarter in which he or she ceases service unless he or she attended a meeting during such quarter.
          During 2009, the Chair of the Nominating and Corporate Governance Committee received an additional $10,000 for her service and each of the Chairs for the Audit and Affiliated Transactions Committee and the Compensation and Management Development Committee received an additional $15,000. Committee Chair fees are pro-rated depending on length of service as Chair during the year. Committee Chairs receive their first quarterly payment in the quarter following the quarter in which they were appointed Chair. An exiting Chair receives a quarterly payment for any quarter during which he or she served any portion as Chair. Mr. Teruel, who served as the Lead Director, received an additional annual retainer of $30,000.
          Committee members also receive fees of $1,500 for each formal meeting in which the Committee member participated (in person or by telephone).
          During 2009, Directors could elect to defer receipt of all or a portion of their annual cash compensation under the PBG Director Deferral Program (“Director Deferral Program”) for a minimum period of one year. Under this Director Deferral Plan, amounts deferred by our Directors are recorded in book accounts that are deemed invested in our common stock and dividend equivalents credited to such common stock are similarly deemed to be invested in our common stock. Deferred amounts are paid out in a lump sum cash payment on the date specified by the Director or upon the Director’s death, if earlier. One of our directors participates in this program as reflected in the Director Compensation Table.
          In April 2009, the Company formed a Special Committee comprised solely of independent Directors to consider the proposal received by PepsiCo to acquire all of the outstanding shares of the Company not already owned by PepsiCo. Ms. Kronick, Ms. McGarvie and Messrs. Beracha and Teruel received an annual cash retainer of $20,000 for serving as members of the Company’s Special Committee, and Mr. Hall, who served as Chair of the Special Committee, received $35,000. Special Committee members also received fees of $1,500 for each formal meeting in which the member participated (in person or by telephone).
          Equity Awards. All equity awards to our non-employee Directors are made pursuant to the terms of the Directors’ Stock Plan which was approved by shareholders in May 2001. The Directors’ Stock Plan expressly sets forth the material terms relating to all equity awards available to our Directors, including specific grant dates and award values.
          Initial Grant of Restricted Shares. Under the Directors’ Stock Plan, a new Board member receives a one-time grant of $25,000 in restricted shares of PBG common stock (“Restricted Shares”) upon joining the Board. This grant vests on the first anniversary of the grant date and the Director may elect to defer receipt of the Restricted Shares until he or she leaves the Board. The amount shown for Mr. Compton and Ms. Trudell in the “Stock Awards” column reflects the compensation expense recognized for the Restricted Shares granted to each of them upon their joining the Board in 2008. Mr. Compton’s award vested in April 2009 and Ms. Trudell’s award vested in June 2009.
          Annual Grant of Restricted Stock Units and Stock Options. The Directors’ Stock Plan also provides for annual equity grants to our Directors on April 1 of each year. The 2009 annual equity grants were comprised of RSUs with a value of $70,000 and stock options with a face value of $210,000. The annual award amounts are pro-rated to the extent a Director commences services as a Director after April 1. Generally, no award is payable to a Director who does not stand for re-election. Also, PepsiCo Board designates typically elect to waive the annual grant of restricted stock and stock options.
          On April 1, 2009, each of our Directors, with the exception of Mr. Compton and Ms. Trudell (each, a PepsiCo Board designate), received an annual grant of RSUs with a value of $70,000. The number of RSUs granted was determined by dividing $70,000 by the “Fair Market Value” (as defined in the Directors’ Stock Plan) of PBG common stock on the grant date, rounded up to the nearest whole share. The Directors’ Stock Plan defines Fair Market Value as the average of the high and low sales price for PBG common stock as reported on the NYSE on the grant date. Since our definition of Fair Market Value differs from that established under SEC regulations, we have included the “Closing Market Price on Grant Date” column in the Director Grants of Plan-Based Awards Table above as required by SEC regulations. The RSUs vest immediately and are credited with dividend equivalents in the form of additional RSUs at the same time and in the same amount as dividends are paid to our shareholders. RSUs are settled in shares of PBG common stock. Directors were given an opportunity to defer payment of their RSUs until such time as they elect, subject to a minimum deferral period of two years. Notwithstanding any Director’s deferral election, all RSUs shall be immediately payable upon a Director’s separation from service for any reason (including death and “Disability,” as defined in the Directors’ Stock Plan).
          Our Directors, with the exception of Mr. Compton and Ms. Trudell, received an annual grant of options to purchase PBG common stock with a face value of $210,000 on April 1, 2009. The number of options granted was determined by dividing $210,000 by the exercise price of the stock options. The exercise price is equal to the Fair Market Value of PBG common stock on the grant date, rounded to the nearest penny. Under the terms of the Directors’ Stock Plan, these options vested immediately and remain exercisable until the earlier of the tenth anniversary of the grant date or five years from the recipient’s termination of services as a Director (the full ten-year term also applies in the case of death or Disability).
          All Other Compensation. Our Directors are eligible to participate in the Company’s charitable gift match program on the same basis as all Company employees. Under this program, certain charitable donations of up to an annual, aggregate maximum of $10,000 are matched on a one-for-one basis or, if the Director serves on the board of the recipient charitable institution, on a two-for-one basis. The amount of the Company match for each Director is reflected in the “All Other Compensation” column of the Director Compensation Table. In addition, in certain circumstances, limited perquisites and personal benefits may be provided by the Company to our Directors. Tax reimbursements related to these Company-provided perquisites and personal benefits may be provided in these limited circumstances. In 2009, perquisites and personal benefits were provided to our Directors in connection with nominal recognition awards which are reflected in the “All Other Compensation” column of the Director Compensation Table. Directors do not receive any other compensation except as discussed above, nor do they receive retirement, health or life insurance benefits.
Compensation Committee Interlocks and Insider Participation
          During fiscal year 2009, the following individuals served as members of our Compensation and Management Development Committee: Barry H. Beracha, Ira D. Hall, Susan D. Kronick and John A. Quelch. None of these individuals has ever served as an officer or employee of PBG or any of our subsidiaries. No member of the Compensation and Management Development Committee has any interlocking relationship requiring disclosure under the rules of the SEC.
The Compensation Committee Report
          The Compensation and Management Development Committee reviewed and discussed the Compensation Discussion and Analysis with management and, based on that review and discussion, the Compensation and Management Development Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Respectfully submitted,
The Compensation and Management Development Committee
Ira D. Hall (Chairperson)
Barry H. Beracha
Susan D. Kronick
John A. Quelch

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
          The table below sets forth certain information as of December 26, 2009, the last day of the fiscal year, for (i) all equity compensation plans previously approved by our shareholders and (ii) all equity compensation plans not previously approved by our shareholders.

			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	27,787,430 (1)	22.36	9,527,880
Equity compensation plans not approved by security holders	315,314 (2)	22.84
Total	28,102,744	22.36	9,527,880 (3)

(1)	The securities reflected in this category are authorized for issuance (i) upon exercise of awards granted under the Directors’ Stock Plan and the 2004 Long-Term Incentive Plan and (ii) upon exercise of awards granted prior to May 26, 2004 under the following PBG plans: (A) 1999 Long-Term Incentive Plan; (B) 2000 Long-Term Incentive Plan and (C) 2002 Long-Term Incentive Plan. Effective May 26, 2004, no securities were available for future issuance under the 1999 Long-Term Incentive Plan, the 2000 Long-Term Incentive Plan or the 2002 Long-Term Incentive Plan.

(2)	The securities reflected in this category are authorized for issuance upon exercise of awards granted prior to May 26, 2004 under the PBG Stock Incentive Plan (the “SIP”). Effective May 26, 2004, no securities were available for future issuance under the SIP.

(3)	The 2004 Long-Term Incentive Plan and the Directors’ Stock Plan, both of which have been approved by our shareholders, are the only equity compensation plans that provide securities remaining available for future issuance.
          Description of the PBG Stock Incentive Plan. Effective May 26, 2004, no securities were available for future issuance under the SIP. The SIP is a non-shareholder approved, broad-based plan that was adopted by our Board of Directors on March 30, 1999. No grants, other than stock option awards, have been made under the SIP. All stock options were granted to select groups of non-management employees with an exercise price equal to the fair market value of our common stock on the grant date. The options generally become exercisable three years from the date of grant and have a ten-year term. At year-end 2009, options covering 315,314 shares of our common stock were outstanding under the SIP. The SIP is filed as Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 25, 1999 and qualifies this summary in its entirety.
Security Ownership
          Stock Ownership of Certain Beneficial Owners. Based on the most recent Schedule 13G filings, shareholders holding more than 5% of our common stock as of February 12, 2010 are:

		Number of
		Shares
Name and Address	Title of	Beneficially	Percent
Of Beneficial Owner	Class	Owned	of Class
PepsiCo, Inc.(1)	Class B Common Stock	100,000	100%
700 Anderson Hill Road Purchase, NY 10577	Common Stock	70,066,458	31.6	%(2)

(1)	PepsiCo reported its beneficial ownership on a Schedule 13G/A filed with the SEC on February 9, 2009. PepsiCo has sole voting power and sole dispositive power for all shares of our common stock and Class B common stock beneficially owned by PepsiCo.

(2)	Percentage is calculated based upon the number of outstanding shares of our common stock as of February 12, 2010.

          Ownership of Common Stock by Directors and Executive Officers. The following table shows, as of February 12, 2010, the shares of our common stock beneficially owned by (i) each director and director nominee, (ii) each Named Executive Officer, and (iii) all directors and executive officers as a group. Except as otherwise noted, each of the following persons has sole voting or investment power with respect to the shares of common stock beneficially owned by him or her.

	Number of
	Shares
	Beneficially	Deferral			Percent of
Name of Individual	Owned	Plans(1)	Total		Class
Linda G. Alvarado	36,212	9,831	46,043		*
Barry H. Beracha	31,475	6,205	37,680		*
John C. Compton	0	759	759	(2)	*
Victor L. Crawford	142,047	0	142,047	(3)(4)	*
Alfred H. Drewes	59,001	0	59,001	(4)	*
Eric J. Foss	319,359	0	319,359	(4)	*
Ira D. Hall	34,648	6,839	41,487		*
Robert C. King	77,951	0	77,951	(4)	*
Susan D. Kronick	44,436	8,639	53,075		*
Blythe J. McGarvie	30,369	9,096	39,465		*
Yiannis Petrides	160,290	0	160,290	(4)	*
John A. Quelch	30,769	10,437	41,206		*
Javier G. Teruel	26,669	0	26,669		*
Cynthia M. Trudell	0	804	804	(2)	*
All directors and all executive officers as a group (16 persons)	1,142,765	52,610	1,195,375		*

*	Less than 1%

(1)	Reflects PBG phantom stock units and restricted stock units deferred under deferred compensation arrangements that will be settled in shares of PBG common stock on a one-for-one basis.

(2)	Mr. Compton and Ms. Trudell each disclaim any beneficial ownership that he or she may have in PepsiCo’s shares of our common stock and Class B common stock.

(3)	The shares shown for Mr. Crawford include 1,600 shares over which Mr. Crawford shares voting power with his spouse.

(4)	Includes shares of our common stock that our executive officers will have the right to acquire within 60 days of February 12, 2010 through the exercise of stock options as follows: Victor L. Crawford, 51,203 shares; Alfred H. Drewes, 57,393 shares; Eric J. Foss, 270,432 shares; Robert C. King, 62,681 shares; Yiannis Petrides, 57,393 shares; and all directors and executive officers as a group, 590,930 shares.
          Stock Ownership Guidelines. Our stock ownership guidelines call for key senior executives to own our common stock (or deferral plan units) ranging from 15,000 shares for certain executives and up to 175,000 shares for our Chairman and Chief Executive Officer. The stock ownership goal must be reached by no later than January 2012 for our Chairman and Chief Executive Officer, and for the other executives, within five years of their election or appointment. Annual requirements equal to 20% of the total number of shares required must also be met during the five-year period. Our Board maintains a mandatory holding policy for stock options and restricted stock pursuant to which each of our executive officers is expected to retain 20% of his shares of our common stock acquired upon the exercise of stock options and vesting of restricted stock until such executive officer satisfies our stock ownership guidelines described above.
          In addition, our Board amended our Corporate Governance Principles and Practices in 2006 to include stock ownership guidelines for non-employee directors. The stock ownership guidelines call for non-employee directors to own 6,000 shares of common stock within five years of their election to our Board. Outstanding stock options are not counted towards the satisfaction of the ownership guidelines for either executives or directors. All of our executive officers and non-employee directors have met or exceeded their annual stock ownership guideline requirements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          Stock Ownership and Director Relationships with PepsiCo. We were initially incorporated in January 1999 as a wholly owned subsidiary of PepsiCo to effect the separation of most of PepsiCo’s company-owned bottling businesses. We became a publicly traded company on March 31, 1999. As of January 22, 2010, PepsiCo’s ownership represented 31.6% of our outstanding common stock and 100% of our outstanding Class B common stock, together representing 38.6% of the voting power of all classes of our voting stock. PepsiCo also owns approximately 6.6% of the equity of Bottling Group, LLC, our principal operating subsidiary (“Bottling LLC”). In addition, two of our directors, John C. Compton and Cynthia M. Trudell, are executive officers of PepsiCo.
          Agreements and Transactions with PepsiCo and Affiliates. We and PepsiCo (and certain of its affiliates) have entered into transactions and agreements with one another, incident to our respective businesses, and we and PepsiCo are expected to enter into material transactions and agreements from time to time in the future. As used in this section, “PBG,” “we,” “us” and “our” include PBG and our subsidiaries.
          Material agreements and transactions between PBG and PepsiCo (and certain of its affiliates) during 2009 are described below.
          Merger Agreement. On August 3, 2009, PBG and PepsiCo entered into a definitive merger agreement, under which PepsiCo will acquire all outstanding shares of PBG common stock it does not already own for the price of $36.50 in cash or 0.6432 shares of PepsiCo common stock, subject to proration such that the aggregate consideration to be paid to PBG shareholders shall be 50 percent in cash and 50 percent in PepsiCo common stock. At a special meeting of our shareholders held on February 17, 2010, our shareholders adopted the merger agreement. The transaction is subject to certain regulatory approvals and is expected to be finalized by the end of the first quarter of 2010.
          Beverage Agreements and Purchases of Concentrates and Finished Products. We purchase concentrates from PepsiCo and manufacture, package, distribute and sell carbonated and non-carbonated beverages under license agreements with PepsiCo. These agreements give us the right to manufacture, sell and distribute beverage products of PepsiCo in both bottles and cans and fountain syrup in specified territories. The agreements also provide PepsiCo with the ability to set prices of such concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. In addition, we bottle water under the Aquafina trademark pursuant to an agreement with PepsiCo, which provides for the payment of a royalty fee to PepsiCo. In certain instances, we purchase finished beverage products from PepsiCo. During 2009, total payments by PBG to PepsiCo for concentrates, royalties and finished beverage products that were recognized in cost of goods sold were approximately $2.6 billion.
          There are certain manufacturing cooperatives whose assets, liabilities and results of operations are consolidated in our financial statements. Concentrate purchases from PepsiCo by these cooperatives for 2009 were $144 million.
          Transactions with Joint Ventures in which PepsiCo holds an equity interest. We purchase tea concentrate and finished beverage products from the Pepsi/Lipton Tea Partnership, a joint venture of Pepsi-Cola North America, a division of PepsiCo, and Lipton. During 2009, total payments to PepsiCo for the benefit of the Pepsi/Lipton Tea Partnership that were recognized in cost of goods sold were approximately $300 million.
          We purchase finished beverage products from the North American Coffee Partnership, a joint venture of Pepsi-Cola North America and Starbucks in which PepsiCo has a 50% interest. During 2009, total payments to the North American Coffee Partnership by us that were recognized in cost of goods sold were approximately $275 million.
          Under tax sharing arrangements we have with PepsiCo and PepsiCo joint ventures, we received approximately $1 million in tax related benefits in 2009.
          In 2008, together with PepsiCo, we completed a joint acquisition of JSC Lebedyansky (“Lebedyansky”) for approximately $1.8 billion. Lebedyansky was acquired 58.3% by PepsiCo and 41.7% by PR Beverages Limited. We and PepsiCo have an ownership interest in PR Beverages Limited of 60% and 40%, respectively. As a result, PepsiCo and we have acquired a 75% and 25% economic stake in Lebedyansky, respectively.
          During the first quarter of 2009, we issued a ruble-denominated three-year note with an interest rate of 10.0% to Lebedyansky valued at $73 million at December 26, 2009. This funding was contemplated as part of the initial capitalization of the purchase of Lebedyansky between PepsiCo and us.
          As a result of the formation of PR Beverages Limited, our Russian venture with PepsiCo, PepsiCo has agreed to contribute a note payable of $83 million plus accrued interest to the venture to be settled in the form of property, plant and equipment. During 2009, PepsiCo has contributed $24 million in regards to this note.

          Purchase of Frito-Lay Snack Food Products. Pursuant to a Distribution Agreement between PR Beverages and Frito-Lay Manufacturing, LLC, a wholly-owned subsidiary of PepsiCo, PR Beverages purchases snack food products from Frito-Lay Manufacturing for sale and distribution through Russia. In 2009, amounts paid or payable by PR Beverages to Frito-Lay Manufacturing were approximately $350 million. Net fees associated with the sale of the Frito product after selling, delivery and administrative costs were $14 million.
          Shared Services. PepsiCo provides various services to us pursuant to a shared services agreement and other arrangements, including information technology maintenance and the procurement of raw materials. During 2009, amounts paid or payable to PepsiCo for these services totaled approximately $52 million. Pursuant to the shared services agreement and other arrangements, we provide various services to PepsiCo, including credit and collection, international tax and supplier services. During 2009, payments to us from PepsiCo for these services totaled approximately $4 million.
          Rental Payments. Amounts paid or payable by PepsiCo to us for rental of office space at certain of our facilities were approximately $3 million in 2009.
          National Fountain Services. We provide certain manufacturing, delivery and equipment maintenance services to PepsiCo’s national fountain customers in specified territories. In 2009, net amounts paid or payable by PepsiCo to us for these services were approximately $205 million.
          Bottler Incentives. PepsiCo provides us with marketing support in the form of bottler incentives. The level of this support is negotiated annually and can be increased or decreased at the discretion of PepsiCo. These bottler incentives are intended to cover a variety of programs and initiatives, including direct marketplace support (including point-of-sale materials) and advertising support. For 2009, total bottler incentives received from PepsiCo, including media costs shared by PepsiCo, were approximately $623 million.
          Bottling Group, LLC Distribution. PepsiCo has approximately a 6.6% ownership interest in Bottling LLC, our principal operating subsidiary. In accordance with Bottling LLC’s Limited Liability Company Agreement, PepsiCo received a $30 million cash distribution from Bottling LLC in 2009.
          Review and Approval of Transactions with PepsiCo. The Audit and Affiliated Transactions Committee is responsible for reviewing and approving transactions between us and PepsiCo, or any entity in which PepsiCo has a 20% or greater interest, that are outside the ordinary course of business and have a value of more than $10 million. This policy is embodied in the charter of the Audit and Affiliated Transactions Committee. None of the transactions described above involving PepsiCo or its affiliates, other than the PepsiCo merger agreement, required the review, approval or ratification of the Audit and Affiliated Transactions Committee because the transactions were not outside the ordinary course of business.
          Relationships and Transactions with Management and Others. Linda G. Alvarado, a member of our Board of Directors, together with certain of her family members, wholly own interests in several YUM Brands franchise restaurant companies that purchase beverage products from us. In 2009, the total amount of these purchases was approximately $525,000.
          Review and Approval of Transactions Involving our Management and Others. We have procedures to determine whether any related-person transaction impairs the independence of a director or presents a conflict of interest on the part of a director or executive officer. In 2007, the Board adopted a written Policy and Procedures Governing Related-Person Transactions that requires our Audit Committee to review and approve any transaction or series of transactions with related persons where the aggregate amount involved exceeds $120,000 in any calendar year. The policy is posted on our website at www.pbg.com under Investor Relations — Company Information — Corporate Governance.
          Under the policy, a “related person” includes:
•	any person who is or was an executive officer, director or director nominee (since the beginning of the last fiscal year);

•	a 5% or more beneficial owner of our voting securities; and

•	immediate family members of the people listed above.
          We annually require each of our directors and executive officers to complete a questionnaire that elicits information about related-person transactions. Our Audit Committee must review the material facts of any related-person transaction and approve or ratify such transaction. In determining whether to approve or disapprove a related-person transaction, our Audit Committee should consider all material factors, including without limitation:

•	the extent of the related person’s interest in the transaction;

•	if applicable, the availability of other sources of comparable products or services;

•	whether the terms of the transaction are no less favorable than terms generally available in unaffiliated transactions under like circumstances;

•	the benefit to us; and

•	the aggregate value of the transaction.
          The transaction described above involving Ms. Alvarado was ratified by the Audit and Affiliated Transactions Committee pursuant to this policy.
Director Independence
          In December 2008, our Board adopted a revised Director Independence Policy that sets forth the standards for determining the independence of each member of our Board, which standards are consistent with the applicable rules of the NYSE and SEC. Each director affirmatively determined by our Board to have met the standards set forth in our Director Independence Policy is referred to herein as an independent director. The PBG Director Independence Policy can be found on our website at www.pbg.com under Investor Relations — Company Information — Corporate Governance. Our Board has determined that the following directors are independent: Linda G. Alvarado, Barry H. Beracha, Ira D. Hall, Susan D. Kronick, Blythe J. McGarvie, John A. Quelch and Javier G. Teruel.
          In assessing the independence of our directors, our Board carefully considered all of the business relationships between PBG and our directors or their affiliated companies. This review was based primarily on responses of the directors to questions in a questionnaire regarding employment, business, familial, compensation and other relationships with our company and our management. Where business relationships existed, the Board determined that none of the relationships between our company and the directors or the directors’ affiliated companies impair the directors’ independence because the amounts involved are immaterial to the directors or to those companies when compared to their annual income or gross revenues. The Board also determined for all of the relationships between our company and our directors or the directors’ affiliated companies, that none of the relationships would interfere with the director’s impartial judgment as a director of PBG.
          The business relationships between PBG and our directors or the directors’ affiliated companies that were considered by the Board were:
•	The sale by PBG of approximately $18,000 worth of beverage products to Macy’s, Inc., of which Susan D. Kronick is Vice Chair, in 2009; and

•	The relationship between PBG and Linda G. Alvarado, which is described in the section above entitled “Relationships and Transactions with Management and Others.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Deloitte & Touche LLP has served as our independent registered public accounting firm since June 2005. In addition to retaining independent accountants to audit our consolidated financial statements for 2009, we and our affiliates retained Deloitte & Touche LLP, as well as other accounting firms, to provide various services in 2009. The aggregate fees billed for professional services by Deloitte & Touche LLP in 2008 and 2009 were as follows:
Audit and Non-Audit Fees
(in millions)

	2009	2008
Audit Fees(1)	$5.9	$5.8
Audit-Related Fees(2)	$1.1	$0.8
Tax Fees(3)	$1.2	$0.4
All Other Fees	$0.0	$0.0

Total	$8.2	$7.0

(1)	Represents fees for the audit of our consolidated financial statements, audit of internal controls, the reviews of interim financial statements included in our Forms 10-Q and all statutory audits.

(2)	Represents fees primarily related to audits of employee benefit plans and other audit-related services.

(3)	Represents fees primarily related to assistance with tax compliance and consultation matters.
          Pre-Approval Policies and Procedures. We have a policy that defines audit, audit-related and non-audit services to be provided to us by our independent registered public accounting firm and requires such services to be pre-approved by the Audit and Affiliated Transactions Committee. In accordance with our policy and applicable SEC rules and regulations, the Committee or its Chairperson pre-approves such services provided to us. Pre-approval is detailed as to the particular service or category of services. If the services are required prior to a regularly scheduled Committee meeting, the Committee Chairperson is authorized to approve such services, provided that they are consistent with our policy and applicable SEC rules and regulations, and that the full Committee is advised of such services at the next regularly scheduled Committee meeting. The independent accountants and management periodically report to the Committee regarding the extent of the services provided by the independent accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit and Affiliated Transactions Committee pre-approved all audit and non-audit fees of Deloitte & Touche LLP billed for fiscal years 2009 and 2008.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements. The following consolidated financial statements of PBG and its subsidiaries are included herein:
Consolidated Statements of Operations — Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007.
Consolidated Statements of Cash Flows — Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007.
Consolidated Balance Sheets — December 26, 2009 and December 27, 2008.
Consolidated Statements of Changes in Equity — Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007.
Consolidated Statements of Comprehensive Income (Loss) — Fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm
2. Financial Statement Schedules. The following financial statement schedule of PBG and its subsidiaries is included in this Report on the page indicated:

Page

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007	131
3. Exhibits
See Index to Exhibits on pages 132 — 135.

SIGNATURES
          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, The Pepsi Bottling Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 22, 2010

The Pepsi Bottling Group, Inc.
/s/ Eric J. Foss
Eric J. Foss
Chairman of the Board and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Pepsi Bottling Group, Inc. and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Eric J. Foss Eric J. Foss	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2010

/s/ Alfred H. Drewes Alfred H. Drewes	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2010

/s/ Thomas M. Lardieri Thomas M. Lardieri	Vice President and Controller (Principal Accounting Officer)	February 22, 2010

/s/ Linda G. Alvarado Linda G. Alvarado	Director	February 22, 2010

/s/ Barry H. Beracha Barry H. Beracha	Director	February 22, 2010

/s/ John C. Compton John C. Compton	Director	February 22, 2010

/s/ Ira D. Hall Ira D. Hall	Director	February 22, 2010

/s/ Susan D. Kronick Susan D. Kronick	Director	February 22, 2010

/s/ Blythe J. McGarvie Blythe J. McGarvie	Director	February 22, 2010

/s/ John A. Quelch John A. Quelch	Director	February 22, 2010

/s/ Javier G. Teruel Javier G. Teruel	Director	February 22, 2010

/s/ Cynthia M. Trudell Cynthia M. Trudell	Director	February 22, 2010

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007	131

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS THE PEPSI BOTTLING GROUP, INC.

	Balance at	Charges to	Accounts	Foreign	Balance at
	Beginning	Cost and	Written	Currency	End of
In millions	of Period	Expenses	Off	Translation	Period
Fiscal Year Ended December 26, 2009
Allowance for losses on trade accounts receivable	$71	$11	$(13)	$—	$69
Fiscal Year Ended December 27, 2008
Allowance for losses on trade accounts receivable	$54	$30	$(9)	$(4)	$71
Fiscal Year Ended December 29, 2007
Allowance for losses on trade accounts receivable	$50	$11	$(10)	$3	$54

Index to Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

2.1	Agreement and Plan of Merger dated as of August 3, 2009 among PepsiCo, Inc., PBG and Pepsi-Cola Metropolitan Bottling Company, Inc., which is incorporated herein by reference to Exhibit 2.1 to PBG’s Current Report on Form 8-K dated August 3, 2009.

3.1	Amended and Restated Certificate of Incorporation of PBG, which is incorporated herein by reference to Exhibit 3.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.

3.2	By-Laws of PBG, which are incorporated herein by reference to Exhibit 3.2 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

3.3	Amendments to By-Laws of PBG effective as of May 18, 2009, which are incorporated herein by reference to Exhibit 3.1 to PBG’s Current Report on Form 8-K dated May 18, 2009.

4.1	Form of common stock certificate, which is incorporated herein by reference to Exhibit 4 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.2	Indenture dated as of March 8, 1999 by and among PBG, as obligor, Bottling Group, LLC, as guarantor, and The Chase Manhattan Bank, as trustee, relating to $1,000,000,000 7% Series B Senior Notes due 2029, which is incorporated herein by reference to Exhibit 10.14 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

4.3	Indenture dated as of November 15, 2002 among Bottling Group, LLC, PepsiCo, Inc., as guarantor, and JPMorgan Chase Bank, as trustee, relating to $1,000,000,000 4 5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.8 to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.4	Registration Rights Agreement dated as of November 7, 2002 relating to the $1,000,000,000 4 5/8% Senior Notes due November 15, 2012, which is incorporated herein by reference to Exhibit 4.8 to Bottling Group LLC’s Annual Report on Form 10-K for the year ended December 28, 2002.

4.5	Indenture, dated as of June 10, 2003 by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, relating to $250,000,000 4 1/8% Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.6	Registration Rights Agreement dated June 10, 2003 by and among Bottling Group, LLC, J.P. Morgan Securities Inc., Lehman Brothers Inc., Banc of America Securities LLC, Citigroup Global Markets Inc, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Blaylock & Partners, L.P. and Fleet Securities, Inc, relating to $250,000,000 4 1/8% Senior Notes due June 15, 2015, which is incorporated herein by reference to Exhibit 4.3 to Bottling Group, LLC’s registration statement on Form S-4 (Registration No. 333-106285).

4.7	Indenture, dated as of October 1, 2003, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, as trustee, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated October 3, 2003.

4.8	Form of Note for the $400,000,000 5.00% Senior Notes due November 15, 2013, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated November 13, 2003.

4.9	Indenture, dated as of March 30, 2006, by and between Bottling Group, LLC, as obligor, and JPMorgan Chase Bank, N.A., as trustee, which is incorporated herein by reference to Exhibit 4.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.10	Form of Note for the $800,000,000 5 1/2% Senior Notes due April 1, 2016, which is incorporated herein by reference to Exhibit 4.2 to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2006.

4.11	Indenture, dated as of October 24, 2008, by and among Bottling Group, LLC, as obligor, PepsiCo, Inc., as guarantor, and The Bank of New York Mellon, as trustee, relating to $1,300,000,000 6.95% Senior Notes due March 15, 2014, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated October 21, 2008.

4.12	Form of Note for the $1,300,000,000 6.95% Senior Notes due March 15, 2014, which is incorporated herein by reference to Exhibit 4.2 to Bottling Group, LLC’s Current Report on Form 8-K dated October 21, 2008.

4.13	Form of Note for the $750,000,000 5.125% Senior Notes due January 15, 2019, which is incorporated herein by reference to Exhibit 4.1 to Bottling Group, LLC’s Current Report on Form 8-K dated January 14, 2009.

10.1	Form of Master Bottling Agreement, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.2	Form of Master Syrup Agreement, which is incorporated herein by reference to Exhibit 10.2 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.3	Form of Non-Cola Bottling Agreement, which is incorporated herein by reference to Exhibit 10.3 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.4	Form of Separation Agreement, which is incorporated herein by reference to Exhibit 10.4 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.5	Form of Shared Services Agreement, which is incorporated herein by reference to Exhibit 10.5 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.6	Form of Tax Separation Agreement, which is incorporated herein by reference to Exhibit 10.6 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.7	Form of Employee Programs Agreement, which is incorporated herein by reference to Exhibit 10.7 to PBG’s Registration Statement on Form S-1 (Registration No. 333-70291).

10.8	PBG 1999 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.9 to PBG’s Annual Report on Form 10-K for the year ended December 25, 1999.

10.9	PBG Stock Incentive Plan, which is incorporated herein by reference to Exhibit 10.11 to PBG’s Annual Report on Form 10-K for the year ended December 25, 1999.

10.10	PBG Executive Income Deferral Program as amended, which is incorporated herein by reference to Exhibit 10.12 to PBG’s Annual Report on Form 10-K for the year ended December 30, 2000.

10.11	PBG Long Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.13 to PBG’s Annual Report on Form 10-K for the year ended December 30, 2000.

10.12	2002 PBG Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.15 to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

10.13	Form of Mexican Master Bottling Agreement, which is incorporated herein by reference to Exhibit 10.16 to PBG’s Annual Report on Form 10-K for the year ended December 28, 2002.

10.14	Form of Employee Restricted Stock Agreement under the PBG 2004 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.15	Form of Employee Stock Option Agreement under the PBG 2004 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.2 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.16	Form of Non-Employee Director Annual Stock Option Agreement under the PBG Directors’ Stock Plan which is incorporated herein by reference to Exhibit 10.3 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.17	Form of Non-Employee Director Restricted Stock Agreement under the PBG Directors’ Stock Plan, which is incorporated herein by reference to Exhibit 10.4 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.18	Summary of the material terms of the PBG Executive Incentive Compensation Plan, which is incorporated herein by reference to Exhibit 10.6 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.19	Description of the compensation paid by PBG to its non- management directors which is incorporated herein by reference to the Directors’ Compensation section in PBG’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

10.20	Form of Director Indemnification, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 11, 2005.

10.21	PBG 2005 Executive Incentive Compensation Plan, which is incorporated herein by reference to Appendix A to PBG’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

10.22	Form of Employee Restricted Stock Unit Agreement, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2005.

10.23	Form of Non-Employee Director Restricted Stock Unit Agreement under the Amended and Restated PBG Directors’ Stock Plan which is incorporated herein by reference to Exhibit 10.32 to PBG’s Annual Report on Form 10-K for the year ended December 31, 2005.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.24	Private Limited Company Agreement of PR Beverages Limited dated as of March 1, 2007 among PBG Beverages Ireland Limited, PepsiCo (Ireland), Limited and PR Beverages Limited, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2007.

10.25	U.S. $1,200,000,000 First Amended and Restated Credit Agreement dated as of October 19, 2007 among The Pepsi Bottling Group, Inc., as borrower; Bottling Group, LLC, as guarantor; Citigroup Global Markets Inc. and HSBC Securities (USA) Inc., as joint lead arrangers and book managers; Citibank, N.A., as agent; HSBC Bank USA, N.A., as syndication agent; and certain other banks identified in the First Amended and Restated Credit Agreement, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Current Report on Form 8-K dated October 19, 2007 and filed October 25, 2007.

10.26	Distribution Agreement between PBG and the North American Coffee Partnership, which is incorporated herein by reference to Exhibit 10.3 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.

10.27	Amended and Restated Limited Liability Company Agreement of Bottling Group, LLC, which is incorporated herein by reference to Exhibit 10.4 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.

10.28	Amendment No. 1 to Bottling Group, LLC’s Amended and Restated Limited Liability Company Agreement, which is incorporated herein by reference to Exhibit 10.5 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 14, 2008.

10.29	Amended and Restated PBG Directors’ Stock Plan effective as of October 2, 2008, which is incorporated herein by reference to Exhibit 10.29 to PBG’s Annual Report on Form 10-K for the year ended December 27, 2008.

10.30	Amended and Restated PBG 2004 Long-Term Incentive Plan effective as of January 1, 2009, which is incorporated herein by reference to Exhibit 10.30 to PBG’s Annual Report on Form 10-K for the year ended December 27, 2008.

10.31	PBG Director Deferral Program effective as of January 1, 2009, which is incorporated herein by reference to Exhibit 10.31 to PBG’s Annual Report on Form 10-K for the year ended December 27, 2008.

10.32	Amended and Restated PBG Pension Equalization Plan effective as of January 1, 2009, which is incorporated herein by reference to Exhibit 10.32 to PBG’s Annual Report on Form 10-K for the year ended December 27, 2008.

10.33	PBG 409A Executive Income Deferral Program as amended effective as of January 1, 2009, which is incorporated herein by reference to Exhibit 10.33 to PBG’s Annual Report on Form 10-K for the year ended December 27, 2008.

10.34	Amended and Restated PBG Supplemental Savings Program effective as of January 1, 2009, which is incorporated herein by reference to Exhibit 10.34 to PBG’s Annual Report on Form 10-K for the year ended December 27, 2008.

10.35	Distribution Agreement between PepsiCo Holdings LLC and Frito-Lay Manufacturing LLC effective as of January 1, 2009, which is incorporated herein by reference to Exhibit 10.35 to PBG’s Annual Report on Form 10-K for the year ended December 27, 2008.

10.36	Rights Agreement, dated May 18, 2009, between PBG and Mellon Investor Services LLC, as Rights Agent (“Mellon”), which is incorporated herein by reference to Exhibit 4.2 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.37	Amendment No. 1, dated May 18, 2009, to Rights Agreement dated May 4, 2009 between PBG and Mellon, which is incorporated herein by reference to Exhibit 4.1 to PBG’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.38	Form of Retention Agreement, which is incorporated herein by reference to Exhibit 10.1 to PBG’s Current Reports on Form 8-K dated May 3, 2009 and to Item 5.02 of PBG’s Current Report on Form 8-K dated May 18, 2009.

10.39	Amendment No. 1, dated as of August 3, 2009, to the Rights Agreement dated as of May 18, 2009, between PBG and Mellon, which is incorporated herein by reference to Exhibit 4.1 to PBG’s Current Report on Form 8-K dated August 3, 2009.

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of The Pepsi Bottling Group, Inc.

23*	Consent of Deloitte & Touche LLP.

24*	Power of Attorney.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from The Pepsi Bottling Group, Inc.’s Annual Report on Form 10-K for the years ended December 26, 2009, December 27, 2008 and December 29, 2007, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Cash Flows, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Comprehensive Income (Loss), and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.